Form 10-Q
period 2010-09-30
WHX CORP
filed 2010-11-09
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☒    No ☐

The number of shares of Common Stock issued and outstanding as of November 5, 2010 was 12,178,565.

Part I. Item 1: Financial Statements

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

	(in thousands except per share)

Net sales	$173,805	$142,317	$499,921	$406,822
Cost of goods sold	126,790	105,707	367,066	307,013
Gross profit	47,015	36,610	132,855	99,809

Selling, general and administrative expenses	30,397	25,379	92,012	79,562
Pension expense	1,087	3,521	3,262	10,436
Asset impairment charges	-	-	1,582	2,046
Goodwill impairment charge	-	1,140	-	1,140
Proceeds from insurance claims, net	(231)	(3,000)	(231)	(3,000)
Restructuring charges	246	620	389	1,891
Other operating expenses (income)	4	(15)	(11)	60
Income from continuing operations	15,512	8,965	35,852	7,674
Other:
Interest expense	6,740	6,693	20,220	18,768
Realized and unrealized loss on derivatives	1,799	622	2,208	316
Other expense (income)	(232)	(53)	323	(169)
Income (loss) from continuing operations before tax	7,205	1,703	13,101	(11,241)
Tax provision	958	261	2,426	427
Income (loss) from continuing operations, net of tax	6,247	1,442	10,675	(11,668)

Discontinued Operations:
Loss from discontinued operations, net of tax	(213)	(624)	(1,078)	(4,458)
Gain on disposal of assets, net of tax	3	182	3	1,671
Net loss from discontinued operations	(210)	(442)	(1,075)	(2,787)

Net income (loss)	$6,037	$1,000	$9,600	$(14,455)

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$0.51	$0.12	$0.88	$(0.96)
Discontinued operations, net of tax	(0.02)	(0.04)	(0.09)	(0.23)
Net income (loss)	$0.49	$0.08	$0.79	$(1.19)

Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$8,323	$8,796
Trade and other receivables - net of allowance for doubtful accounts of $2,887 and $2,806, respectively	95,538	71,796
Inventories	67,303	60,122
Deferred income taxes	1,272	1,261
Other current assets	8,804	9,008
Current assets of discontinued operations	1,765	1,681
Total current assets	183,005	152,664

Property, plant and equipment at cost, less accumulated depreciation and amortization	81,700	86,969
Goodwill	63,928	63,946
Other intangibles, net	31,822	34,035
Other non-current assets	13,713	11,801
Non-current assets of discontinued operations	-	4,426
	$374,168	$353,841

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$52,007	$35,123
Accrued liabilities	31,286	23,351
Accrued environmental liability	5,654	6,692
Accrued interest - related party	2,767	1,600
Short-term debt	11,766	19,087
Current portion of long-term debt	4,222	5,944
Deferred income taxes	400	300
Current portion of pension liability	12,100	9,700
Current liabilities of discontinued operations	745	1,507
Total current liabilities	120,947	103,304

Long-term debt	87,582	95,106
Long-term debt - related party	54,098	54,098
Long-term interest accrual - related party	20,849	11,797
Accrued pension liability	85,778	92,655
Other employee benefit liabilities	4,148	4,840
Deferred income taxes	4,224	4,429
Other liabilities	5,425	5,409
	383,051	371,638
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(119,098)	(118,402)
Additional paid-in capital	552,844	552,834
Accumulated deficit	(442,751)	(452,351)
Total stockholders' deficit	(8,883)	(17,797)
	$374,168	$353,841

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$9,600	$(14,455)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,088	13,657
Non-cash stock based compensation	124	173
Amortization of debt related costs	1,065	1,329
Long-term interest on related party debt	9,052	6,870
Deferred income taxes	(124)	(141)
(Gain) loss on asset dispositions	(14)	59
Asset impairment charges	1,582	2,046
Goodwill impairment charge	-	1,140
Unrealized loss on derivatives	359	135
Reclassification of net cash settlements on derivative instruments	1,849	181
Net cash provided by operating activities of discontinued operations	323	6,862
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(24,452)	(3,446)
Inventories	(7,358)	4,140
Other current assets	(567)	971
Accrued interest expense-related party	1,167	972
Other current liabilities	15,138	4,529
Other items-net	169	(420)
Net cash provided by operating activities	21,001	24,602
Cash flows from investing activities:
Plant additions and improvements	(7,029)	(4,924)
Net cash settlements on derivative instruments	(1,849)	(181)
Proceeds from sales of assets	407	252
Proceeds from sales of investments	-	3,113
Net cash provided by investing activities of discontinued operations	-	2,601
Net cash provided by (used in) investing activities	(8,471)	861
Cash flows from financing activities:
Proceeds from term loans - domestic	-	9,328
Net revolver repayments	(7,188)	(4,286)
Net (repayments) proceeds of loans - foreign	(2,982)	249
Repayments of term loans	(6,390)	(23,732)
Deferred finance charges	(665)	(2,228)
Net change in overdrafts	4,446	1,089
Net cash used to repay debt of discontinued operations	-	(4,559)
Other	(123)	(208)
Net cash used in financing activities	(12,902)	(24,347)
Net change for the period	(372)	1,116
Effect of exchange rate changes on net cash	(101)	226
Cash and cash equivalents at beginning of period	8,796	8,656
Cash and cash equivalents at end of period	$8,323	$9,998

Non-cash investing activities:
Sale of property for mortgage note receivable	$630	$-

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

WHX CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2009	12,179	$122	$(118,402)	$(452,351)	$552,834	$(17,797)

Foreign currency translation adjustment	-	-	(696)			(696)
Net income	-	-	-	9,600	-	9,600
Total comprehensive income						8,904
Amortization of stock options	-	-	-	-	10	10

Balance, September 30, 2010	12,179	$122	$(119,098)	$(442,751)	$552,844	$(8,883)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - The Company and Nature of Operations

WHX Corporation (“WHX”), the parent company, manages a group of businesses on a decentralized basis.  As of September 30, 2010, WHX directly owned Handy & Harman (“H&H”), a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  WHX also directly owned Bairnco Corporation (“Bairnco”), another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  See Note 18 -“Subsequent Events” regarding a newly-formed subsidiary of WHX and parent company to H&H and Bairnco.  See Note 16 -“Reportable Segments” for a description of the business and products of each of the Company’s segments.  The business units of H&H and Bairnco principally operate in North America.  WHX, together with all of its subsidiaries, are referred to herein as the “Company.”

Note 2 – Liquidity and Management’s Plans

As of September 30, 2010, H&H’s availability under its credit facilities was $49.6 million, and Bairnco’s availability under its U.S. credit facilities was $16.1 million.  In October 2010, the Company completed the refinancing of its debt, extending the maturity date of certain of its prior financing arrangements that were scheduled to mature in January 2011 and June 2011.  See Note 18 -“Subsequent Events.”  Because the Company has entered into a new credit agreement that extends the maturity of its debt beyond twelve months from September 30, 2010, the long-term debt that had been scheduled to mature in 2011 has been classified as a long-term liability as of September 30, 2010.

 The Company’s total outstanding debt of $157.7 million as of September 30, 2010 was $16.6 million lower than December 31, 2009, and $29.5 million lower than September 30, 2009.

The Company generated $21.0 million of positive cash flow from operating activities for the nine months ended September 30, 2010.  The Company’s net sales and profitability for the first nine months of 2010 improved substantially as compared to the same period of 2009.  Income from continuing operations, net of tax, for the first nine months of 2010 was $10.7 million, and improved by $22.3 million, as compared to a net loss from continuing operations of $11.7 million in 2009.  The improvement was primarily the result of $93.1 million, or 22.9%, higher sales as compared to the same nine month period of 2009.

For the full year 2009, the Company generated $39.5 million of positive cash flow from operating activities, even though the world-wide economic recession had adversely impacted net sales and profitability, driving sales down by over 21% during 2009 as compared to 2008 and causing most of the Company’s reportable segments to experience declines in operating income for 2009 compared to 2008.  Significant cost containment actions were applied across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities have contributed to its enhanced performance during the first nine months of 2010.  The Company expects to continue its initiatives to increase sales and improve operating efficiencies, working capital management and capital allocation.

On March 7, 2005, WHX had filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its subsidiaries, and other discrete transactions.  The credit facility does not permit the subsidiaries to freely transfer cash or other assets to WHX with the exception of required payments to the WHX Pension Plan and other limited amounts.  The Company’s credit facility is collateralized by a first priority lien on substantially all of the assets of  its subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $97.9 million as of September 30, 2010.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $12.6 million, respectively, $7.6 million of which was paid in the first nine months of 2010.  These estimated funding amounts have been reduced by the expected application of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010.  Such estimated future contributions are also determined based upon assumptions regarding such matters as discount rates on future obligations and assumed rates of return on plan assets. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as legislative changes or a plan termination.

As of September 30, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.6 million and current liabilities of approximately $13.5 million. Such current liabilities include $12.1 million of estimated required contributions due over the next twelve months to the WHX Pension Plan, which are permitted to be paid on behalf of WHX by the borrowers under the new credit agreement.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Subsidiaries

As a result of various negative economic events in 2008 and 2009, there had been a tightening of credit markets worldwide, making it costly and more difficult to obtain new lines of credit or to refinance existing debt.  While the Company was able to complete the refinancing of its credit facilities in October 2010, there can be no assurance that additional or alternative financing would be available or available on terms acceptable to the Company if the Company sought such financing.

The ability of the subsidiaries to draw on the Company’s revolving credit line is limited by the borrowing base of accounts receivable and inventory.  There can be no assurances that the Company will continue to have access to all or any of its credit line if its operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If the Company does not meet certain financial covenants or satisfy the relevant borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the lenders, and the Company’s liquidity could be adversely affected.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) continuing to investigate financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, cost containment measures that it implemented during 2009.

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

  There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through its financing arrangements could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Note 3 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2009, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2009.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.   In particular, the assets, liabilities and losses of discontinued operations (see Note 5) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Note 5 – Discontinued Operations

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close H&H’s Indiana Tube Denmark subsidiary (“ITD”), sell its assets, pay off its debt, and repatriate the remaining cash. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized. ITD repaid all of its $4.6 million of long-term debt during 2009.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale.  The facility is included in Other non-current assets on the consolidated balance sheet as of September 30, 2010.

Sumco, Inc.

The Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  Sumco had been part of the Precious Metal segment.  The Company decided to exit this business. In 2009, Sumco entered into a lease of its former manufacturing facility in Indianapolis, Indiana and granted the tenant an option to purchase the facility under certain circumstances.  In addition, Sumco sold various machinery, equipment, and inventory to the tenant and licensed the “Sumco” name to the tenant during the lease term. In October 2010, Sumco sold the facility to the former tenant.  See Note 18 - “Subsequent Events.”

The following assets and liabilities of the discontinued operations, ITD and Sumco, have been segregated in the accompanying consolidated balance sheets as of September 30, 2010 and December 31, 2009.

(in thousands)
	September 30, 2010	December 31, 2009
Current Assets:
Trade and other accounts receivable	$10	$1,441
Inventory	-	118
Land and building held for sale	1,623	-
Other current assets	132	122
	$1,765	$1,681

Long-term Assets:
Property, plant & equipment, net	$-	$4,426

Current Liabilities:	$745	$1,507

The loss from Discontinued Operations consists of the following:

	Three Months ended September 30,		Nine Months ended September 30,
(in thousands)	2010	2009	2010	2009

Net sales	$-	$3,849	$-	$15,900

Operating loss	(208)	(371)	(1,071)	(3,761)

Interest/other expense	(5)	(253)	(7)	(697)

Loss from discontinued operations, net	(213)	(624)	(1,078)	(4,458)

Gain on sale of assets, net of tax	3	182	3	1,671

Note 6 – Restructuring Charges

During the second quarter of 2010, the Company commenced a restructuring plan to move Kasco’s Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.2 million and $0.4 million were incurred in the three and nine months ended September 30, 2010, respectively, principally for employee compensation and moving costs.  This restructuring project is expected to be completed in the fourth quarter of 2010.

For the nine months ended September 30, 2009, restructuring charges totaled $1.9 million.  Restructuring costs of $0.6 million were recorded in this period relating to the consolidation of the former Bairnco Corporate office into the WHX Corporate office.  In addition, in April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility.  During the second quarter of 2009, the Company also closed a leased facility in Dallas, Texas that was part of the Arlon Coated Materials segment, and now services that business from its facility in San Antonio, Texas.  The Company incurred severance and relocation costs of approximately $0.3 million in connection with the shutdown of the Dallas facility.  EuroKasco S.A. (“EuroKasco”), which is part of the Kasco segment of Bairnco, engaged in restructuring activities during the nine month period of 2009, and recorded approximately $0.5 million of expense related mainly to workforce reduction.

As of December 31, 2009, approximately $0.1 million of termination benefit costs were unpaid and included on the consolidated balance sheet in accrued liabilities.  In addition, approximately $0.2 million of future lease costs for the New Hampshire facility of the Precious Metal segment was also accrued and included on the balance sheet.  This lease terminates in 2014.

The restructuring costs and activity in the restructuring reserve for the nine months ended September 30, 2010 consisted of:

	Reserve Balance			Reserve Balance
	December 31, 2009	Expense	Payments	September 30, 2010
(in thousands)
Termination benefits	$92	$196	$(212)	76
Rent expense	166	-	(19)	147
Other facility closure costs	-	193	(190)	3
	$258	$389	$(421)	$226

 Note 7 – Asset Impairment Charges

In the second quarter of 2010, the Company recorded a non-cash asset impairment charge of $1.6 million related to its Atlanta facility, which has been offered for sale due to its plan to relocate those functions to an existing facility in Mexico.  See Note 6 -“Restructuring.”  The impairment charge represents an amount that reduces the carrying value of the long-lived assets to their estimated fair values based on current market prices of real estate in the area.

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

The Company's non-financial assets measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, and its long-lived assets written down to fair value, as discussed in Note 7- “Asset Impairment Charges.” To measure fair value, the Company uses techniques including an income approach and/or a market approach (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.  A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements.

Goodwill is reviewed annually for impairment in accordance with generally accepted accounting principles. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.  The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit.  During the second quarter of 2009, due to significant deterioration in the general economic environment and its impact on the Company’s sales and projected future cash flows, the Company performed interim impairment tests, which compared the carrying value of the Company’s reporting units to their fair market value at that time.  Based upon those tests, the Company determined that it was probable that an impairment of certain of its long lived assets such as goodwill had occurred, but could not reasonably estimate the amount of the impairment at that time.  During the third quarter of 2009, the Company conducted the second step of the goodwill impairment test, which involved, among other things, further assessing the fair value and intangible assets of one of its reporting units, Silicone Technologies (“STD”), which is part of the Arlon Electronic Materials segment. The fair value of the reporting unit was determined principally based upon discounted expected future cash flows.  As a result of the fair value assessment, the Company recorded a goodwill impairment charge of $1.1 million relating to the STD reporting unit.

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2010 were as follows:

(in thousands)
Segment	Balance at January 1, 2010	Acquisitions/Other	Impairment	Balance at September 30, 2010	Accumulated Impairment Losses

Precious Metal	$1,521	$(18)	$-	$1,503	$-
Tubing	1,895	-	-	$1,895	-
Engineered Materials	51,232	-	-	$51,232	-
Arlon Electronic Materials	9,298	-	-	$9,298	(1,140)
	$63,946	$(18)	$-	$63,928	$(1,140)

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands, except per share)

Income (loss) from continuing operations, net of tax	$6,247	$1,442	$10,675	$(11,668)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179
Income (loss) from continuing operations, net of tax per common share	$0.51	$0.12	$0.88	$(0.96)

Discontinued operations	$(210)	$(442)	$(1,075)	$(2,787)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179
Discontinued operations per common share	$(0.02)	$(0.04)	$(0.09)	$(0.23)

Net income (loss)	$6,037	$1,000	$9,600	$(14,455)
Weighted average number of common shares outstanding	12,179	12,179	12,179	12,179

Net income (loss) per common share	$0.49	$0.08	$0.79	$(1.19)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period. The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three and nine months ended September 30, 2010 and 2009. For the three and nine month periods ended September 30, 2010, and for the three month period ended September 30, 2009, no outstanding common share equivalents were dilutive because the exercise price of such equivalents exceeded the fair market value of the Company’s common stock. For the nine month period ended September 30, 2009, no common share equivalents were dilutive because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect. As of September 30, 2010, stock options for an aggregate of 57,700 shares are excluded from the calculation of net income per share.

Note 10 – Stockholders’ Deficit/Equity

Comprehensive Loss

Comprehensive loss for the three and nine months ended September 30, 2010 and 2009 was comprised of:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$6,037	$1,000	$9,600	$(14,455)

Other comprehensive income (loss):
Foreign currency translation adjustments	871	624	(696)	1,304
Valuation of marketable equity securities	-	26	-	50

Comprehensive income (loss)	$6,908	$1,650	$8,904	$(13,101)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of September 30, 2010 and December 31, 2009 were comprised of:

(in thousands)	September 30,	December 31,
	2010	2009
Net actuarial losses and prior service costs
and credits	$(122,465)	$(122,465)
Foreign currency translation adjustment	3,367	4,063
	$(119,098)	$(118,402)

Note 11 – Inventories

Inventories at September 30, 2010 and December 31, 2009 were comprised of:

(in thousands)	September 30,	December 31,
	2010	2009

Finished products	$25,560	$25,723
In - process	12,413	10,587
Raw materials	21,572	18,922
Fine and fabricated precious metal in various stages of completion	11,769	6,542
	71,314	61,774
LIFO reserve	(4,011)	(1,652)
	$67,303	$60,122

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $4.0 million and $1.7 million as of September 30, 2010 and December 31, 2009, respectively.  The Company has deferred a $0.3 million gain as of September 30, 2010 on a temporary liquidation of its gold inventory because the inventory liquidation is expected to be reinstated by year-end.   Such deferral is included in accrued liabilities on the September 30, 2010 consolidated balance sheet.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2010, H&H’s customer metal consisted of 180,132 ounces of silver, 1,019 ounces of gold, and 1,395 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
	2010	2009
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$7,758	$4,890

Market value per ounce:
Silver	$22.04	$16.83
Gold	$1,316.79	$1,095.78
Palladium	$571.00	$402.00

Note 12 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of September 30, 2010, the Company had entered into forward and future contracts for gold with a total value of $0.9 million and for silver with a total value of $9.4 million.

The forward contracts, in the amount of $7.8 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

During the three and nine month period ended September 30, 2009, the Company also economically hedged its exposure on variable interest rate debt denominated in foreign currencies at one of its foreign subsidiaries. This interest rate swap was settled in the latter part of 2009.

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

As of September 30, 2010, the Company had the following outstanding forward or future contracts with settlement dates ranging from October 2010 to December 2010.

Commodity	Amount

Silver	445,000	ounces
Gold	700	ounces

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)
		September 30,	December 31,
Derivative	Balance Sheet Location	2010	2009

Commodity contracts	Other current assets (liabilities)	$ (413)	$ (54)

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended September 30,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Loss on Derivatives	$(1,799)	$(622)
Total derivatives not designated as hedging instruments		$(1,799)	$(622)

Total derivatives		$(1,799)	$(622)

		Nine Months Ended September 30,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Loss on Derivatives	$(2,208)	$(316)
Interest rate swap	Interest expense	-	(312)
Total derivatives not designated as hedging instruments		$(2,208)	$(628)

Total derivatives		$(2,208)	$(628)

Note 13 – Pensions and Other Postretirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009

Service cost	$48	$80	$143	$240
Interest cost	5,994	6,418	17,983	19,253
Expected return on plan assets	(7,186)	(6,202)	(21,556)	(18,732)
Amortization of prior service cost	16	15	47	45
Amortization of actuarial loss	2,215	3,210	6,645	9,630
	$1,087	$3,521	$3,262	$10,436

The actuarial loss occurred principally because investment returns on the assets of the WHX Pension Plan during 2008 were significantly less than the assumed return of 8.5%.  The amount of the actuarial loss was reduced in 2009 as the return on plan assets exceeded the assumed return; thus reducing the amount of the amortization of the actuarial loss for the three and nine month periods ended September 30, 2010.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.4 million and $0.1 million in the three month periods ended September 30, 2010 and 2009, respectively, and $1.3 million and $0.3 million in the nine month periods ended September 30, 2010 and 2009, respectively.  In addition, during the nine month periods ended September 30, 2010 and 2009, the Company reduced its postretirement benefits expense by $0.7 million and $0.9 million, respectively, because of reductions in certain postretirement benefits for former employees.

Note 14 – Debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2010	2009
(in thousands)

Long-term Debt to Non Related Party:
H&H Wachovia Facility term loans	$39,483	$43,216
Other H&H debt-domestic	7,328	7,436
Bairnco Wells Fargo Facility term loan	1,077	3,624
Bairnco Ableco Facility term loan	42,000	42,000
Bairnco foreign loan facilities	1,916	4,774
Total debt to non related party	91,804	101,050
Less portion due within one year	4,222	5,944
Long-term debt to non related party	87,582	95,106

Long-term Debt to Related Party:
H&H Term B Loan	44,098	44,098
Bairnco Subordinated Debt Credit Agreement	10,000	10,000
Long-term debt to related party	54,098	54,098
Total long-term debt	$141,680	$149,204

In October 2010, the Company completed the refinancing of its debt, extending the maturity date of certain of its prior financing arrangements that were scheduled to mature in January 2011 and June 2011.  See Note 18 -”Subsequent Events.”  Because the Company has entered into a new credit agreement that extends the maturity of its debt beyond twelve months from September 30, 2010, the long-term debt that had been scheduled to mature in 2011 has been classified as a long-term liability as of September 30, 2010.

Note 15 - Income Taxes

For the three month periods ended September 30, 2010 and 2009, tax provisions from continuing operations of $1.0 million and $0.3 million were recorded, respectively.  For the nine month periods ended September 30, 2010 and 2009, tax provisions from continuing operations of $2.4 million and $0.4 million were recorded, respectively. The Company’s tax provisions are principally for state and foreign income taxes. No significant federal income tax provision or benefit was recognized in any of the periods due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, would not be fully realized in future periods.  The nine month period ended September 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

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

The following table presents information about reportable segments for the three and nine month periods ended September 30, 2010 and 2009.

Statement of operations data:	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Net Sales:
Precious Metal	$32,721	$22,982	$95,508	$63,650
Tubing	24,580	18,782	73,240	56,371
Engineered Materials	62,833	56,055	174,088	153,180
Arlon Electronic Materials	18,665	13,154	54,631	44,034
Arlon Coated Materials	19,962	16,762	56,327	43,921
Kasco	15,044	14,582	46,127	45,666
Total net sales	$173,805	$142,317	$499,921	$406,822

Segment operating income (loss):
Precious Metal (b)	3,469	2,853	9,670	4,018
Tubing (c)	3,955	1,399	10,188	3,597
Engineered Materials	7,737	7,037	18,032	14,288
Arlon Electronic Materials (d)	2,060	(501)	6,296	2,305
Arlon Coated Materials (e)	949	682	2,395	(433)
Kasco (a)	672	494	534	2,264
Total	$18,842	$11,964	$47,115	$26,039

Unallocated corporate expenses & non operating units	(2,470)	(2,542)	(8,243)	(9,093)
Proceeds from insurance claims, net	231	3,000	231	3,000
Unallocated pension expense	(1,087)	(3,503)	(3,262)	(10,418)
Corporate restructuring costs	-	26	-	(636)
Asset impairment charge	-	-	-	(1,158)
Gain (loss) on disposal of assets	(4)	20	11	(60)
Income from continuing operations	$15,512	$8,965	$35,852	$7,674

Interest expense	(6,740)	(6,693)	(20,220)	(18,768)
Realized and unrealized loss on derivatives	(1,799)	(622)	(2,208)	(316)
Other (expense) income	232	53	(323)	169
Income (loss) from continuing operations before income taxes	$7,205	$1,703	$13,101	$(11,241)

(a)
The operating income of the Kasco segment for the nine month period ended September 30, 2010 includes asset impairment charges of $1.6 million.  In addition, the Kasco segment results include restructuring charges of $0.2 million and $0.4 million for the three and nine month periods ended September 30, 2010, respectively, relating to its Atlanta operation.  The segment results for the three and nine months ended September 30, 2009 include restructuring charges of $0.5 million relating to its EuroKasco operation.

(b)
Segment operating income for the Precious Metal segment for the nine months ended September 30, 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire.  The results of the Precious Metal segment for the three and nine month periods ended September 30, 2009 also include $0.7 million of gain resulting from the liquidation of precious metal inventory valued at LIFO cost.

(c)
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

(e)
Segment operating results for the Arlon CM segment for the three and nine months ended September 30, 2009 include $0.1 million and $0.3 million of restructuring costs, respectively, related to the closure and relocation of an operation in Dallas Texas.

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint seeks approximately $4.0 million in money damages plus unspecified punitive damages.   On April 22, 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case. In an Opinion filed February 11, 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  Mr. Kelly subsequently filed an appeal with the United States Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) appealing the dismissal of his claims related to the H&H SERP.  As of August 24, 2010, the appeal was fully submitted and the parties are waiting for the Second Circuit to schedule oral argument.  There can be no assurance that the Defendants will be successful in defending against Mr. Kelly’s appeal, or that the Defendants will not have any liability on account of Mr. Kelly’s claims.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

 Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  On May 8, 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $0.3 million.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  On May 18, 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  On May 28, 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2.3 million.  In an order docketed September 25, 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $0.3 million against Sumco for breach of contract.  ETL appealed to the Pennsylvania Superior Court.  In an opinion filed September 23, 2010, the Pennsylvania Superior Court reinstated the jury verdict against Sumco and denied plaintiff’s request for a new trial and additional damages.  On October 7, 2010, pursuant to a Settlement Agreement and Release entered into between Sumco and ETL, the parties agreed to forego any further appeal and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement, which are confidential, did not have a material impact on the Company’s business operations or financial condition.

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

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of September 30, 2010, over and above the $1.0 million, total investigation and remediation costs of approximately $1.6 million and $0.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post closure monitoring plans.   The Massachusetts Attorney General, executed a covenant not to sue (“CNTS”) to cover the MA Property on March 31, 2010.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the remediation has stabilized the conditions at the site.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $5.7 million accrued related to estimated environmental remediation costs as of September 30, 2010.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against WHX or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible to reasonably estimate the Company’s exposure or share, if any, of the liability at this time in any of these matters.  On August 20, 2010, the company’s insurance company settled a previously disclosed state court lawsuit arising out of H&H’s sale of a used piece of equipment which allegedly caused a fire resulting in property damage and interruption of a third party’s business operations after the company had exhausted its self insured retention for the lawsuit.

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

Pension Plan Contingency

The Company maintains the WHX Pension Plan. In the event of a termination of such plan, there may be claims made by the Pension Benefit Guaranty Corporation (“PBGC”) related to unfunded liabilities that may exist as a result of a termination of the plan. WHX has agreed that it will not contest an action by the PBGC to terminate the WHX Pension Plan in the event of a permanent shutdown of operations at a plant or department of its former subsidiary, Wheeling-Pittsburgh Steel Corporation.  In the event that such a plan termination occurs, the PBGC has agreed to release WHX from any claims relating to the shutdown.

Note 18 – Subsequent Events

Refinancing

On October 15, 2010, WHX refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, Handy & Harman Group Ltd. (“H&H Group”), which is the direct parent of H&H and Bairnco.

Wells Fargo Facility

On October 15, 2010, H&H Group, together with certain its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder.  The Wells Fargo Facility provides for a $21 million senior term loan to H&H Group and certain of its Subsidiaries (the “First Lien Term Loan”) and established a revolving credit facility with borrowing available of up to a maximum aggregate principal amount equal to $110 million less the outstanding aggregate principal amount of the First Lien Term Loan (such amount, initially $89 million), dependent on the levels of and collateralized by eligible accounts receivable and inventory  (the “First Lien Revolver”).

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.50% and 3.50%, or at the U.S. base rate (the prime rate) plus 0.50% to 1.50%.  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of October 15, 2010, the First Lien Term Loan bears interest on the principal amount thereof at a rate of LIBOR plus 3.25% per annum and amounts outstanding under the First Lien Revolver bear interest at LIBOR plus 2.75% per annum.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million, commencing November 1, 2010.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on June 30, 2012.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.  The Wells Fargo Facility contains customary affirmative, negative, and financial covenants  (including minimum EBITDA, maximum Senior Leverage Ratio, limitations on Capital Expenditures, as such terms are defined therein, and restrictions on cash distributions to the Company) and events of default.

The Wells Fargo Facility amended and restated the prior Loan and Security Agreement between H&H and its subsidiaries and Wells Fargo (as successor-in-interest to Wachovia Bank, National Association), as agent (the “Prior H&H Facility”), and replaced Bairnco’s financing arrangements with Wells Fargo.

New Ableco Facility

On October 15, 2010, H&H Group, together with certain its subsidiaries, also entered into a Loan and Security Agreement with Ableco, L.L.C. (“Ableco”), as administrative agent for the lenders thereunder (the “New Ableco Facility”).  The New Ableco Facility provides for a $25 million subordinated term loan to H&H Group and certain of its subsidiaries (the “Second Lien Term Loan”).  The Second Lien Term Loan bears interest on the principal amount thereof at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  As of October 15, 2010, the Second Lien Term Loan bears interest at a rate of 10.75% per annum.  All amounts outstanding under the New Ableco Facility are due and payable in full on June 30, 2012.

Obligations under the New Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.  The New Ableco Facility contains customary affirmative, negative, and financial covenants  (including minimum EBITDA, maximum Senior Leverage Ratio, limitations on Capital Expenditures, as such terms are defined therein, and restrictions on cash distributions to the Company) and events of default.

The New Ableco Facility replaced H&H’s and Bairnco’s financing arrangements with an affiliate of Ableco.

Subordinated Notes and Warrants

In addition, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the Steel Partners II Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the Steel Partners II Liquidating Trust as successor-in-interest to Steel Partners II, L.P.  In accordance with the terms of an Exchange Agreement, entered into on October 15, 2010, by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 14, 2013.

All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017.  All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group’s subsidiaries and are secured by substantially all of their assets.  The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the New Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group’s option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”).  If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

 The Indenture contains customary affirmative and negative covenants, certain of which only apply the event that the Wells Fargo Facility and the New Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.

In connection with the issuance of the Subordinated Notes and Warrants, the Company and H&H Group also entered into a Registration Rights Agreement, dated as of October 15, 2010 (the “Registration Rights Agreement”), with the Steel Trusts.  Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the resale of the Warrants and the shares of common stock of the Company issuable upon exercise of the Warrants.  H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

A loss on debt extinguishment of $1.4 million will be recognized in the fourth quarter of 2010 in connection with the October 15, 2010 refinancing of the Company’s credit agreements. The total amount of the loss on debt extinguishment consists of the write-off of unamortized financing fees from prior amendments to the extinguished debt.

Sale of  Sumco Facility

On October 13, 2010, Sumco completed the sale of its former manufacturing facility located in Indianapolis, Indiana and in addition, sold the rights to the Sumco name.  The net proceeds of $1.7 million approximated the carrying value of the Sumco long-term assets and accordingly, no significant gain or loss was recorded on the sale.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

WHX Corporation, the parent company, manages a group of businesses on a decentralized basis.  WHX, through a newly-formed subsidiary, Handy & Harman Group, Ltd. (“H&H Group”), owns H&H, a diversified holding company whose strategic business units encompass three reportable segments: Precious Metal, Tubing, and Engineered Materials.  It also owns Bairnco, another diversified holding company that manages business units in three reportable segments: Arlon Electronic Materials, Arlon Coated Materials, and Kasco Replacement Products and Services.  The business units of H&H and Bairnco principally operate in North America.

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

•
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

•
Kasco segment is a provider of meat-room products and maintenance services for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Overview and Outlook

Demand for the Company’s products and services increased in the third quarter of 2010 as compared to the third quarter of 2009 resulting in 22.1% quarter-over-quarter sales growth.  The growth in sales is due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. All of the Company’s reportable segments experienced improvements in income from continuing operations, which for the third quarter of 2010 was $15.5 million compared to $9.0 million during the same period of 2009.  Improved operating income was primarily a result of $31.5 million higher sales from all reportable segments.  Gross margin percentage improved by 1.4% and selling, general and administrative (“SG&A”) costs as a percentage of sales were relatively flat compared to the third quarter of last year.  The 2010 income from continuing operations included non-cash pension expense of $1.1 million, compared to non-cash pension expense of $3.5 million for the same period of the prior year.   The Company recorded a goodwill impairment charge of $1.1 million related to its Silicone Technology Division (“STD”) and a gain of $3.0 million related to insurance settlement proceeds during the third quarter of 2009.

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

We expect that the continuing application of the WHX Business System and other cost containment measures will result in a more efficient infrastructure that will positively impact our productivity and profitability.  Additionally, we continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to increase demand as well as broaden our sales base.

Comparison of the Third Quarter ended September 30, 2010 and 2009

The operating results for the three months ended September 30, 2010 and 2009 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of WHX as of and for the three months ended September 30, 2010 and 2009.

(in thousands)	Three Months Ended
	September 30,
	2010	2009
Net sales	$173,805	$142,317
Gross profit	47,015	36,610
Income from continuing operations	15,512	8,965
Interest expense and other	(8,307)	(7,262)
Income from continuing operations before tax	7,205	1,703
Income from continuing operations, net of tax	6,247	1,442

Discontinued operations:
Loss from discontinued operations, net of tax	(210)	(442)
Net income	$6,037	$1,000

Net sales for the three months ended September 30, 2010 increased by $31.5 million, or 22.1%, to $173.8 million, as compared to $142.3 million for the three months ended September 30, 2009.  The higher sales volume across all operating business segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.

Gross profit in the three months ended September 30, 2010 increased to $47.0 million as compared to $36.6 million for the same period of 2009.  Gross profit margin for the three months of 2010 improved to 27.1% as compared to 25.7% during the same period of 2009, with improvement in most business segments.  Increased production volume, more profitable product mix, and greater manufacturing efficiency were the primary drivers that contributed to improved gross profit margin.  The Precious Metal Group’s gross profit margin declined in 2010 primarily because of a favorable non-cash LIFO liquidation gain of $0.7 million that was recognized in the third quarter of 2009.

Selling, general and administrative expenses of $30.4 million for the third quarter of 2010 were $5.0 million higher than the third quarter of 2009, reflecting higher variable costs plus the reinstatement of certain employee compensation costs.  The 2009 quarter reflected the suspension of these programs.  SG&A expenses as a percent of net sales were relatively flat in the third quarter of 2010, at 17.5% of net sales, as compared to 17.8% of net sales for the same period of 2009.

A non-cash pension expense of $1.1 million was recorded in the third quarter of 2010, compared to $3.5 million of non-cash pension expense in the third quarter of 2009. The non-cash pension expense in both years primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.

The Company evaluated the goodwill of its Silicone Technology reporting unit (“STD”) during the third quarter or 2009, in light of deterioration of its profitability and forecasted future operating income.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in the third quarter of 2009 to write down the goodwill.

During the third quarter of 2010, the Company recognized income of $0.2 million from the proceeds of an insurance claim relating to a fire at one of H&H’s facilities in Mexico.  During the three months ended September 30, 2009, the Company recorded a gain from insurance proceeds of $3.0 million.  H&H reached a settlement agreement with an insurer for reimbursement of certain remediation and legal expenses for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.

During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  Restructuring expenses of $0.2 million related to Kasco’s restructuring project were recorded during the three months ended September 30, 2010. The restructuring costs incurred were primarily related to severance and moving costs.  Restructuring costs of $0.6 million were recorded in the third quarter of 2009, principally because EuroKasco (a division of Kasco) recorded $0.5 million of restructuring expenses related to workforce reduction.

Income from continuing operations was $15.5 million for the three months ended September 30, 2010 as compared to $9.0 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in most of the operating segments along with lower non-cash pension expense of $2.4 million compared to the same period of 2009.  In addition, impairment charges and restructuring costs were $1.1 million and $0.4 million lower in the third quarter of 2010 as compared to the same period of 2009, respectively.  However, partially offsetting these factors, the Company recorded a gain of $0.2 million from insurance proceeds related to a fire loss during the third quarter of 2010 compared to a gain of $3.0 million from insurance proceeds during the same period of 2009.

Interest expense was $6.7 million for the three months ended September 30, 2010 and 2009.  The declining interest expense on lower revolving and term loan debt balances was mostly offset by interest compounding on related-party debt for which the interest is not paid in cash.

Realized and unrealized losses on derivatives were $1.8 million and $0.6 million during the third quarter of 2010 and 2009, respectively.  The higher loss during the third quarter of 2010 was primarily driven by a higher level of silver inventory during that period, compared to the same period of 2009.  The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the three months ended September 30, 2010, a tax expense of $1.0 million was recorded, principally for state and foreign income taxes compared to $0.3 million for the third quarter of 2009.  No federal income tax provision or benefit was recognized in either of the periods due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

During 2009, the Company ceased operations of its ITD and Sumco subsidiaries.  Discontinued operations costs of $0.2 million were recorded during the three months ended September 30, 2010, principally for the costs associated with ownership of the building that was the former Sumco manufacturing facility.  In the third quarter of 2009, the discontinued operations had aggregate losses of $0.6 million, partially offset by a gain of $0.2 million on asset sales of ITD.

Net income for the three months ended September 30, 2010 was $6.0 million, or $0.49 per share, compared to a net income of $1.0 million, or $0.08 per share, for the three months ended September 30, 2009.

Segment sales and operating income data for the three months ended September 30, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended September 30,
(in thousands)	2010	2009	Inc(decr)	% Change

Net Sales:
Precious Metal	$32,721	$22,982	$9,739	42.4%
Tubing	24,580	18,782	5,798	30.9%
Engineered Materials	62,833	56,055	6,778	12.1%
Arlon Electronic Materials	18,665	13,154	5,511	41.9%
Arlon Coated Materials	19,962	16,762	3,200	19.1%
Kasco	15,044	14,582	462	3.2%
Total net sales	$173,805	$142,317	$31,488	22.1%

Segment operating income (loss):
Precious Metal	$3,469	$2,853	$616	21.6%
Tubing	3,955	1,399	2,556	182.7%
Engineered Materials	7,737	7,037	700	9.9%
Arlon Electronic Materials	2,060	(501)	2,561	511.2%
Arlon Coated Materials	949	682	267	39.1%
Kasco	672	494	178	36.0%
Total segment operating income	18,842	11,964	$6,878	57.5%
Unallocated corporate expenses and non-operating units	(2,470)	(2,542)
Proceeds from insurance claims, net	231	3,000
Unallocated pension expense	(1,087)	(3,503)
Corporate restructuring costs	-	26
Gain (loss) on disposal of assets	(4)	20
Income from continuing operations	$15,512	$8,965

The comments that follow compare revenues and operating income by segment for the three months ended September 30, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $9.7 million, or 42.4%, to $32.7 million during the third quarter of 2010.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the commercial construction and electrical markets, in 2010 compared to 2009.  Higher sales were also driven by the impact of a 29% increase in the average market price of silver in the third quarter of 2010 ($19.09 per troy oz.) as compared to the same period of 2009 ($14.75 per troy oz).

Segment operating income increased by $0.6 million from $2.9 million in the third quarter of 2009 to $3.5 million during the third quarter of 2010 principally as a result of higher sales volume. However, the Precious Metal segment gross profit margin declined in 2010 primarily because of a favorable non-cash LIFO liquidation gain of $0.7 million that was recognized in the third quarter of 2009.

Tubing

During the third quarter of 2010, the Tubing segment sales increased by $5.8 million, or 30.9%, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group along with stronger demand from the petrochemical and precision material markets serviced by the Stainless Steel Tubing Group. The medical markets within the Stainless Steel Tubing Group were relatively flat compared to the third quarter of 2009.

Segment operating income increased by $2.6 million on the higher sales, to $4.0 million during the third quarter of 2010 compared to $1.4 million for the same period of 2009, positively impacted by higher gross profit from the higher volume, plus an improvement in gross margin percentage as a result of higher absorption of manufacturing overhead.

Engineered Materials

The Engineered Materials segment sales during the third quarter of 2010 increased by $6.8 million, or 12.1%, as compared to the same period of 2009 with improved market conditions within the commercial and residential replacement roofing markets. The increase in roofing fastener sales were primarily driven by private label products sold within the flat roofing fasteners market and higher sales of branded fasteners to the home center markets. There were also improvements in sales of gas and electrical connectors used in residential construction and sales of electro-galvanized rolled sheet steel.

Segment operating income was $7.7 million during the third quarter of 2010, compared to $7.0 million during the same period of 2009.  The increase in operating income was principally the result of the higher sales volume, favorable product mix along with improved manufacturing efficiencies.

Arlon EM

Arlon EM segment sales increased by $5.5 million, or 41.9%, during the third quarter of 2010 compared to the same period of 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound and increased sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased $2.6 million to $2.1 million for 2010, from an operating loss of $0.5 million in the third quarter of 2009.  The improvement was principally due to higher sales volume, along with favorable manufacturing absorption and increased volume in the low cost China manufacturing facility.  In addition, the Arlon EM segment recorded a goodwill impairment charge of $1.1 million during the third quarter of 2009 related to its Silicone Technology Division (STD).

Arlon CM

Arlon CM segment sales increased by $3.2 million, or 19.1%, during the third quarter of 2010 compared to the same period of 2009, principally due to increased sales in the North American and European graphics markets, as well as higher sales to the Asian shipping container market.  Arlon CM’s sales of engineered coated products to the automotive, appliance and electronics markets were flat compared to the same period of 2009.

Operating income was $0.9 million during the third quarter of 2010 compared to $0.7 million income the same period of 2009.  The improvement of $0.3 million in segment operating income was driven by both higher sales volume and cost savings implemented in 2009, along with improved manufacturing efficiencies as a result of the consolidation of two manufacturing facilities in 2009. Restructuring charges of $0.1 million were recorded in the third quarter of 2009 for the consolidation of the manufacturing facilities.

Kasco

Kasco segment sales increased by $0.5 million, or 3.2%, during the third quarter of 2010 compared to the same period of 2009 driven by its North America operation.  European sales were relatively flat in the third quarter of 2010 as compared to the third quarter of 2009.

Operating income from the Kasco segment was $0.7 million during the third quarter of 2010 compared to income of $0.5 million for the same period of 2009.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.2 million were incurred in the three months ended September 30, 2010, principally for employee compensation and moving costs.  The segment recorded $0.5 million of restructuring charges related to its EuroKasco division during the third quarter of 2009.  The restructuring charges were primarily related to workforce reduction as a result of lower sales volume in 2009.

Comparison of the Nine Months ended September 30, 2010 and 2009

Demand for the Company’s products and services increased for the nine months ended September 30, 2010 as compared to the same period of 2009 resulting in 22.9% sales growth.  The growth in sales is due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. All of the Company’s reportable segments experienced improvements in profitability. Income from continuing operations for the nine months ended September 30, 2010 was $35.9 million compared to $7.7 million during the same period of 2009.  Improved operating income was primarily a result of $93.1 million higher sales from all reportable segments.  Gross margin percentage improved by 2.1% and SG&A costs as a percentage of sales were 1.2% lower compared to the same period of last year.  The 2010 income from continuing operations included non-cash pension expense of $3.3 million, compared to non-cash pension expense of $10.4 million for the same period of the prior year.  Other factors affecting comparability between the periods were the following: During the nine months ended September 30, 2010, the Company recorded a non-cash asset impairment charge of $1.6 million based on a valuation of land, building and houses owned by its Kasco segment located in Atlanta, Georgia, as compared to non-cash asset impairment charges totaling $2.0 million for the nine months ended September 30, 2009.  Restructuring charges were $0.4 million in the first nine months of 2010, compared to $1.9 million for the same period of 2009. Also, the Company recorded a non-cash goodwill impairment charge of $1.1 million related to its Silicone Technology Division (STD) and a gain of $3.0 million related to insurance claim proceeds during the 2009 period.

The operating results for the nine months ended September 30, 2010 and 2009 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of WHX as of and for the nine months ended September 30, 2010 and 2009.

(in thousands)	Nine Months Ended
	September 30,
	2010	2009
Net sales	$499,921	$406,822
Gross profit	132,855	99,809
Income from continuing operations	35,852	7,674
Interest expense and other	(22,751)	(18,915)
Income (loss) from continuing operations before tax	13,101	(11,241)
Income (loss) from continuing operations, net of tax	10,675	(11,668)

Discontinued operations:
Loss from discontinued operations, net of tax	(1,075)	(2,787)
Net income (loss)	$9,600	$(14,455)

Net sales for the nine months ended September 30, 2010 increased by $93.1 million, or 22.9%, to $499.9 million, as compared to $406.8 million for the nine months ended September 30, 2009.  The higher sales volume across most operating business segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.

Gross profit for the nine months ended September 30, 2010 increased to $132.9 million as compared to $99.8 million for the same period of 2009. Gross profit margin for the nine months ended September 30, 2010 improved to 26.6% as compared to 24.5% during the same period of 2009, with improvement in most business segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiency were the primary drivers that contributed to improved gross profit margin. The Precious Metal segment gross profit margin declined in 2010 primarily because of a favorable non-cash LIFO liquidation gain of $0.7 million that was recognized in the nine months ended September 30, 2009.

SG&A expenses were $12.5 million higher for the nine months ended September 30, 2010 compared to the same period of 2009, reflecting higher variable costs plus the reinstatement of certain employee compensation costs.  The 2009 period reflected the suspension of these programs as well as a reduction in accruals related to incentive pay.  SG&A as a percentage of net sales was 1.2% lower for the nine months ended September 2010 as compared to the same period of 2009.

A non-cash pension expense of $3.3 million was recorded for the nine months ended September 30, 2010, compared to $10.4 million of non-cash pension expense for the same period of 2009. The non-cash pension expense in both years primarily represents actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.

A non-cash asset impairment charge of $1.6 million was recorded for the nine months ended September 30, 2010.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta.  The impairment represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located. The Company recorded non-cash asset impairment charges totaling $2.0 million for the nine months ended September 30, 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities, and a non-cash impairment charge of $1.1 million related to an investment accounted for under the equity method.  For the nine months ended September 30, 2009, the Company evaluated the goodwill of its Silicone Technology reporting unit (STD) in light of deterioration of its profitability and forecasted future operating income.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in the third quarter of 2009 to write down the goodwill.

Restructuring expenses of $0.4 million related to Kasco’s restructuring project as mentioned above were recorded for the nine months ended September 30, 2010. The restructuring costs incurred were primarily related to severance and moving costs.  Restructuring costs of $1.9 million were recorded for the nine months ended September 30, 2009 primarily related to consolidation of corporate offices and several manufacturing facilities along with workforce reduction at EuroKasco in France.

For the nine months ended September 30, 2010, the Company recorded a gain of $0.2 million from insurance proceeds related to a loss from a fire occurred at its Indiana Tube Mexico location, compared to a gain of $3.0 million from insurance proceeds during the nine months ended September 30, 2009. On July 31, 2009, H&H reached a settlement agreement with an insurer for reimbursement of certain remediation and legal expenses for five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.

Income from continuing operations was $35.9 million for the nine months ended September 30, 2010 as compared to $7.7 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in all of the operating segments along with the lower non-cash pension expense of $7.2 million, $1.5 million lower restructuring costs, and $1.6 million lower impairment charges comparing the nine months ended September 2010 with the same period of 2009.  Partially offsetting these items, there was a $2.8 million lower gain from insurance proceeds in the 2010 period, as compared to the same period of 2009.

Interest expense was $20.2 million for the nine months ended September 30, 2010, compared to $18.8 million in the same period of 2009.  The increase was primarily due to interest compounding on related-party debt for which the interest is not paid in cash.

Realized and unrealized losses on derivatives were $2.2 million for the nine months ended September 30, 2010 compared to $0.3 million in the same period of 2009. The higher loss was primarily driven by a higher level of silver inventory during the nine month period ended September 30, 2010 as compared to the same period of the prior year. There were increases in precious metal prices during both periods. The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations.

For the nine months ended September 30, 2010, a tax expense of $2.4 million was recorded, principally for state and foreign income taxes compared to $0.4 million for the same period of 2009.  No significant federal income tax provision or benefit has been recognized in either period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods. The nine months ended September 30, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

During 2009, the Company ceased operations of its ITD and Sumco subsidiaries.  Discontinued operations incurred aggregate costs of $1.1 million during the nine months ended September 30, 2010, principally for severance costs and costs associated with ownership of the buildings that were their former manufacturing facilities.  During the nine months ended September 30, 2009, the discontinued operations had aggregate losses from their operations of $4.5 million, partially offset by a gain of $1.7 million on asset sales of ITD.

Net income for the nine months ended September 30, 2010 was $9.6 million, or $0.79 income per share, compared to a net loss of $14.5 million, or $1.19 loss per share, for the nine months ended September 30, 2009.

Segment sales and operating income data for the nine months ended September 30, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Nine Months Ended September 30,
(in thousands)	2010	2009	Inc(decr)	% Change

Net Sales:
Precious Metal	$95,508	$63,650	$31,858	50.1%
Tubing	73,240	56,371	16,869	29.9%
Engineered Materials	174,088	153,180	20,908	13.6%
Arlon Electronic Materials	54,631	44,034	10,597	24.1%
Arlon Coated Materials	56,327	43,921	12,406	28.2%
Kasco	46,127	45,666	461	1.0%
Total net sales	$499,921	$406,822	$93,099	22.9%

Segment operating income (loss):
Precious Metal	$9,670	$4,018	$5,652	140.7%
Tubing	10,188	3,597	6,591	183.2%
Engineered Materials	18,032	14,288	3,744	26.2%
Arlon Electronic Materials	6,296	2,305	3,991	173.1%
Arlon Coated Materials	2,395	(433)	2,828	653.1%
Kasco	534	2,264	(1,730)	-76.4%
Total segment operating income	47,115	26,039	$21,076	80.9%
Unallocated corporate expenses and non-operating units	(8,243)	(9,093)
Proceeds from insurance claims, net	231	3,000
Unallocated pension expense	(3,262)	(10,418)
Corporate restructuring costs	-	(636)
Asset impairment charge	-	(1,158)
Gain (loss) on disposal of assets	11	(60)
Income from continuing operations	$35,852	$7,674

The comments that follow compare revenues and operating income by segment for the nine months ended September 30, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $31.9 million, or 50.1%, to $95.5 million for the nine months ended September 30, 2010 compared to the same period of 2009.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the commercial construction and electrical markets, in 2010 compared to 2009.  Higher sales were also driven by the impact of a 32% increase in the average market price of silver for the nine months ended September 30, 2010 ($18.15 per troy oz.) as compared to the same period of 2009 ($13.74 per troy oz).

Segment operating income increased by $5.7 million from $4.0 million for the nine months ended September 30, 2009 to $9.7 million during the same period of 2010.  The increase was primarily driven by higher sales volume.  The Precious Metal segment gross profit margin declined slightly in the nine months ended September 30, 2010 primarily because of a favorable non-cash LIFO liquidation gain of $0.7 million that was recognized in the nine months ended September 30, 2009.  Partially offsetting this favorable income item in the nine months ended September 30, 2009, the Precious Metal segment recorded restructuring charges of $0.4 million related to closure of a facility in New Hampshire and the relocation of the functions to its facility in Milwaukee.

Tubing

For the nine months ended September 30, 2010, the Tubing segment sales increased by $16.9 million, or 29.9%, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group along with strong sales from petrochemical and precision material markets serviced from the Stainless Steel Tubing Group, which was partially offset by weakness in sales to medical markets within that group.

Segment operating income increased by $6.6 million on the higher sales, to $10.2 million for the nine months ended September 30, 2010 compared to $3.6 million for the same period of 2009, positively impacted by higher gross profit from the higher volume, plus a very significant improvement in gross margin percentage as a result of favorable manufacturing overhead absorption. Also, the Tubing segment recorded a non-cash asset impairment charge of $0.9 million for the nine months ended September 30, 2009 related to certain manufacturing equipment located at one of its facilities.

Engineered Materials

The Engineered Materials segment sales for the nine months ended September 30, 2010 increased by $20.9 million, or 13.6%, as compared to the same period of 2009. The incremental sales were primarily driven by high volume of commercial roofing and branded fasteners.  Sales of electro-galvanized rolled sheet steel, electric and connector products also improved during the nine months ended September 30, 2010 compared to the same period of 2009.

Segment operating income increased by $3.7 million to $18.0 million for the nine months ended September 30, 2010, compared to $14.3 million during the same period of 2009.  The increase in operating income was principally the result of the higher sales volume, better product mix, along with improved gross margin percentage from efficiencies in manufacturing.

Arlon EM

Arlon EM segment sales increased by $10.6 million, or 24.1%, for the nine months ended September 30, 2010 compared to the same period of 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound and increased sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased by $4.0 million to $6.3 million for the nine months ended September 30, 2010 principally due to higher sales volume, along with manufacturing efficiencies.  Gross margin on its silicone rubber products improved due to favorable manufacturing overhead absorption.  In addition, the Arlon EM segment recorded a goodwill impairment charge of $1.1 million during the third quarter of 2009 related to its Silicone Technology Division (STD).

Arlon CM

Arlon CM segment sales increased by $12.4 million, or 28.2%, during the nine months ended September 30, 2010 compared to the same period of 2009, principally due to increased sales in the North American and European graphics markets, as well as higher sales to the Asian shipping container market.  Arlon CM’s sales of engineered coated products to the automotive, appliance and electronics markets increased as well, compared to the same period of 2009.

Segment operating income was $2.4 million during the nine months ended September 30, 2010 compared to an operating loss of $0.4 million during the same period of 2009.  The improvement of $2.8 million in segment operating income was driven by both higher sales volume and cost savings implemented in 2009, along with improved manufacturing efficiencies.  During the nine months ended September 30, 2009, restructuring charges of $0.3 million were recorded as a result of the consolidation of two manufacturing facilities.

Kasco

Kasco segment sales of $46.1 million during the nine months ended September 30, 2010 were $0.5 million, or 1.0% higher, compared to the same period of 2009, primarily from its North America operation.

Operating income from the Kasco segment was $0.5 million during the nine months ended September 30, 2010 compared to income of $2.3 million for the same period of 2009, due primarily to restructuring activities and a non-cash asset impairment charge.  During the nine months ended September 30, 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.4 million were incurred during the nine months ended September 30, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, Georgia, and recorded an asset impairment charge of $1.6 million.  The impairment represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.  During the nine months ended September 30, 2009, EuroKasco recorded restructuring expenses of $0.5 million, primarily for workforce reduction, due to the weakness in its machinery sales volume.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the nine months ended September 30, 2010, $21.0 million was provided by operating activities, $8.5 million was used in investing activities, and $12.9 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$9,600	$(14,455)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	13,088	13,657
Asset impairment charges	1,582	3,186
Accrued interest not paid in cash	10,219	7,842
Non cash pension expense	3,262	10,436
Other	3,259	1,736
Net income after non-cash items	41,010	22,402
Discontinued operations	323	6,862
Pension payments	(7,625)	(400)
Working capital:
Trade and other receivables	(24,452)	(3,446)
Precious metal inventory	(2,873)	(6,332)
Inventory other than precious metal	(4,485)	10,472
Other current assets	(567)	971
Other current liabilities	19,501	(5,507)
Total working capital effect	(12,876)	(3,842)
Other items-net	169	(420)
Net cash provided by operating activities	$21,001	$24,602

The Company reported net income of $9.6 million for the nine months ended September 30, 2010, which included $31.4 million of non-cash expense items such as depreciation and amortization of $13.1 million, long-term interest expense not paid in cash of $10.2 million, non-cash pension expense of $3.3 million, and an asset impairment charge of $1.6 million.  Other non-cash items included primarily $1.1 million amortization of deferred debt financing costs and $1.8 million reclassification of net cash settlements on derivative instruments. This was partially offset by net cash used for working capital items of $12.9 million and required pension plan payments totaling $7.6 million.  As a result, net cash provided from operations was $21.0 million for the nine months ended September 30, 2010.

 For the nine months ended September 30, 2009, although the net loss was $14.5 million, $24.6 million of cash was provided by operating activities.  Non cash expenses included depreciation and amortization expense of $13.7 million, interest expense not paid in cash of $7.8 million, non-cash pension expense of $10.4 million and asset impairment charges of $3.2 million. Other non-cash items included $1.3 million amortization of deferred debt financing costs. The net cash provided from continuing operations was supplemented by $6.9 million of cash provided by the discontinued operations, as the working capital of these businesses was being liquidated.  Pension plan payments of $0.4 million were required to be made during the nine months ended September 30, 2009, and net cash used for working capital items in that period totaled $3.8 million.

Operating cash flow for the nine months ended September 30, 2010 was $3.6 million lower compared to the same period of 2009.  Strong operating income from the nine months ended September 30, 2010 was partially offset by unfavorable working capital demands as a result of a higher level of business activity during the 2010 period.  Specifically, due to the sales increase during the nine months ended 2010 as compared to the same period of 2009, accounts receivable increased $24.5 million for the nine months ended September 30, 2010, compared to an increase of $3.4 million during the same period of 2009.  Inventory used $7.4 million for the nine months ended September 30, 2010 as compared to $4.1 million provided in the same period of 2009 due to inventory reduction efforts as a result of declining sales for the nine months ended September 30, 2009.  These inventory reduction factors more than offset a cash expenditure of $7.4 million needed to acquire precious metal inventory to replace customer-owned silver being used in H&H’s production processes.  Other current liabilities such as accounts payable increased with the higher level of purchases and business activity, and provided $19.5 million of cash during the nine months ended September 30, 2010, as compared to using $5.5 million in the same period of 2009.

Investing Activities

Investing activities used $8.5 million for the nine months ended September 30, 2010 and provided $0.9 million during the same period of 2009.  Capital spending in the 2010 period was $7.0 million, as compared to $4.9 million in the 2009 period, when spending authorizations were curtailed due to the world-wide recession.  The Company paid $1.8 million related to its settlements of precious metal derivative contracts during the nine months ended September 30, 2010, as compared to $0.2 million during the 2009 period.  Discontinued operations provided $2.6 million in the 2009 period as a result of the sale of machinery and equipment from the Company’s Denmark operation, and the Company also sold its equity investment in CoSine Communications, Inc. for $3.1 million. In addition to its cash investing activities, the Company also had non-cash investing activity during the nine months ended September 30, 2010, when it sold one of its properties not currently used in operations and received a $0.6 million 15-year mortgage note receivable as a portion of the sales proceeds.

Financing Activities

Financing activities used $12.9 million of cash for the nine months ended September 30, 2010.  The Company reduced its term loans by paying down $9.4 million and decreased its revolving credit facilities by $7.2 million despite the greater working capital needs discussed above.  The Company paid $0.7 million of financing fees during the 2010 period, principally related to amending its credit facilities.

Financing activities used a net amount of $24.3 million in the nine month period ended September 30, 2009, principally due to the net repayment of $18.7 million under its term loan agreements during the period.  Such repayments included both scheduled principal payments as well as unscheduled payments of approximately $15.7 million, including $5.0 repaid by H&H on one of its credit facilities pursuant to a May 9, 2009 amendment.  Also, on August 19, 2009, the proceeds of an insurance claim of $3.2 million were used by H&H to repay $3.0 million of this same facility.  In addition, on August 19, 2009, Bairnco repaid $3.0 million on one of its credit facilities.  H&H’s subsidiary, ITD, which is classified as a discontinued operation, repaid $4.7 million of debt using proceeds from the sale of equipment.  The Company’s indebtedness under its revolving credit facilities also declined by $4.3 million in the 2009 period.  The Company focused on effectively managing cash and working capital in the 2009 period despite the decline in sales. The Company paid $2.2 million of financing fees during the 2009 period, principally related to extending and, otherwise amending its credit facilities.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of September 30, 2010, H&H’s customer metal consisted of 180,132 ounces of silver, 1,019 ounces of gold, and 1,395 ounces of palladium.

Liquidity and Capital Resources

As of September 30, 2010, H&H’s availability under its credit facilities was $49.6 million, and Bairnco’s availability under its U.S. credit facilities was $16.1 million.  In October 2010, the Company completed the refinancing of its debt, extending the maturity date of certain of its prior financing arrangements that were scheduled to mature in January 2011 and June 2011.  Because the Company has entered into a new credit agreement that extends the maturity of its debt beyond twelve months from September 30, 2010, the long-term debt that had been scheduled to mature in 2011 has been classified as a long-term liability as of September 30, 2010.

 The Company’s total outstanding debt of $157.7 million as of September 30, 2010 was $16.6 million lower than December 31, 2009, and $29.5 million lower than September 30, 2009.

The Company generated $21.0 million of positive cash flow from operating activities for the nine months ended September 30, 2010.  For the full year 2009, the Company generated $39.5 million of positive cash flow from operating activities, even though the world-wide economic recession had adversely impacted net sales and profitability, driving sales down by over 21% during 2009 as compared to 2008 and causing most of the Company’s reportable segments to experience declines in operating income for 2009 compared to 2008.  Significant cost containment actions were applied across all of the business segments and the corporate headquarters, and the Company engaged in various restructuring activities.  The Company believes that the 2009 restructuring activities have contributed to its enhanced performance during the first nine months of 2010.  The Company expects to continue its initiatives to increase sales and improve operating efficiencies, working capital management and capital allocation.

On March 7, 2005, WHX had filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  WHX continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

WHX Corporation, the parent company

WHX, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its subsidiaries, and other discrete transactions.  The credit facility does not permit the subsidiaries to freely transfer cash or other assets to WHX with the exception of required payments to the WHX Pension Plan and other limited amounts.  The Company’s credit facility is collateralized by a first priority lien on substantially all of the assets of  its subsidiaries.

WHX’s ongoing operating cash flow requirements consist of funding the minimum requirements of the WHX Pension Plan and paying WHX’s administrative costs.  The significant decline of stock prices starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $101.1 million as of December 31, 2009 and $97.9 million as of September 30, 2010.  The Company expects to have required minimum contributions for 2010 and 2011 of $9.6 million and $12.6 million, respectively, $7.6 million of which was paid in the first nine months of 2010.  These estimated funding amounts have been reduced by the expected application of the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010. Such estimated future contributions are also determined based upon assumptions regarding such matters as discount rates on future obligations and assumed rates of return on plan assets.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as legislative changes or a plan termination.

As of September 30, 2010, WHX and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to WHX had cash of approximately $3.6 million and current liabilities of approximately $13.5 million. Such current liabilities include $12.1 million of estimated required contributions due over the next twelve months to the WHX Pension Plan, which are permitted to be paid on behalf of WHX by the borrowers under the new credit agreement.

Management expects that WHX will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Subsidiaries

As a result of various negative economic events in 2008 and 2009, there had been a tightening of credit markets worldwide, making it costly and more difficult to obtain new lines of credit or to refinance existing debt.  While the Company was able to complete the refinancing of its credit facilities in October 2010, there can be no assurance that additional or alternative financing would be available or available on terms acceptable to the Company if the Company sought such financing.

The ability of the subsidiaries to draw on the Company’s revolving credit line is limited by the borrowing base of accounts receivable and inventory.  There can be no assurances that the Company will continue to have access to all or any of its credit line if its operating and financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If the Company does not meet certain financial covenants or satisfy the relevant borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the lenders, and the Company’s liquidity could be adversely affected.

Management is utilizing the following strategies to enhance liquidity: (1) continuing to implement improvements throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating strategic alternatives with respect to all lines of business and/or assets and (4) continuing to investigate financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company also plans to continue, as appropriate, cost containment measures that it implemented during 2009.

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

There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs.  The Company’s inability to generate sufficient cash flows from its operations or through its financing arrangements could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations, and could raise substantial doubt that the Company will be able to continue to operate.

Refinancing

On October 15, 2010, WHX refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, Handy & Harman Group Ltd. (“H&H Group”), which is the direct parent of H&H and Bairnco.

Wells Fargo Facility

On October 15, 2010, H&H Group, together with certain its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder.  The Wells Fargo Facility provides for a $21 million senior term loan to H&H Group and certain of its Subsidiaries (the “First Lien Term Loan”) and established a revolving credit facility with borrowing availability of up to a maximum aggregate principal amount equal to $110 million less the outstanding aggregate principal amount of the First Lien Term Loan (such amount, initially $89 million), dependent on the levels of and collateralized by eligible accounts receivable and inventory  (the “First Lien Revolver”).

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.50% and 3.50%, or at the U.S. base rate (the prime rate) plus 0.50% to 1.50%.  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of October 15, 2010, the First Lien Term Loan bears interest on the principal amount thereof at a rate of LIBOR plus 3.25% per annum and amounts outstanding under the First Lien Revolver bear interest at LIBOR plus 2.75% per annum.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million, commencing November 1, 2010.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on June 30, 2012.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.  The Wells Fargo Facility contains customary affirmative, negative, and financial covenants  (including minimum EBITDA, maximum Senior Leverage Ratio, limitations on Capital Expenditures, as such terms are defined therein, and restrictions on cash distributions to the Company) and events of default.

The Wells Fargo Facility amended and restated the prior Loan and Security Agreement between H&H and its subsidiaries and Wells Fargo (as successor-in-interest to Wachovia Bank, National Association), as agent (the “Prior H&H Facility”), and replaced Bairnco’s financing arrangements with Wells Fargo.

New Ableco Facility

On October 15, 2010, H&H Group, together with certain its subsidiaries, also entered into a Loan and Security Agreement with Ableco, L.L.C. (“Ableco”), as administrative agent for the lenders thereunder (the “New Ableco Facility”).  The New Ableco Facility provides for a $25 million subordinated term loan to H&H Group and certain of its subsidiaries (the “Second Lien Term Loan”).  The Second Lien Term Loan bears interest on the principal amount thereof at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  As of October 15, 2010, the Second Lien Term Loan bears interest at a rate of 10.75% per annum.  All amounts outstanding under the New Ableco Facility are due and payable in full on June 30, 2012.

Obligations under the New Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.  The New Ableco Facility contains customary affirmative, negative, and financial covenants  (including minimum EBITDA, maximum Senior Leverage Ratio, limitations on Capital Expenditures, as such terms are defined therein, and restrictions on cash distributions to the Company) and events of default.

The New Ableco Facility replaced H&H’s and Bairnco’s financing arrangements with an affiliate of Ableco.

Subordinated Notes and Warrants

In addition, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the Steel Partners II Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the Steel Partners II Liquidating Trust as successor-in-interest to Steel Partners II, L.P.  In accordance with the terms of an Exchange Agreement, entered into on October 15, 2010, by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 14, 2013.

All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017.  All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group’s subsidiaries and are secured by substantially all of their assets.  The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the New Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group’s option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”).  If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

 The Indenture contains customary affirmative and negative covenants, certain of which only apply in the event that the Wells Fargo Facility and the New Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.

In connection with the issuance of the Subordinated Notes and Warrants, the Company and H&H Group also entered into a Registration Rights Agreement, dated as of October 15, 2010 (the “Registration Rights Agreement”), with the Steel Trusts.  Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the resale of the Warrants and the shares of common stock of the Company issuable upon exercise of the Warrants.  H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

A loss on debt extinguishment of $1.4 million will be recognized in the fourth quarter of 2010 in connection with the October 15, 2010 refinancing of the Company’s credit agreements. The total amount of the loss on debt extinguishment consists of the write-off of unamortized financing fees from prior amendments to the extinguished debt

*******

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2010, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 17 “Contingencies-Legal Matters”, of this report.

ITEM 6.                  Exhibits

Exhibit No.	Exhibits
4.1*
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.2*
Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Ableco, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.3*	Indenture, dated as of October 15, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee and collateral agent.

4.4*	Form of Common Stock Purchase Warrant.

10.1*	Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder.

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
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

WHX CORPORATION

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

November 8, 2010

Exhibits

Exhibit No.	Exhibits
4.1*
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.2*
Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Ableco, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.3*	Indenture, dated as of October 15, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee and collateral agent.

4.4*	Form of Common Stock Purchase Warrant.

10.1*	Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder.

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*
Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code.

 * Filed herewith