Form 10-K
period 2010-12-31
HANDY & HARMAN LTD.
filed 2011-03-11
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to
Commission File Number 1-2394
_______________

HANDY & HARMAN Ltd.
(formerly known as WHX Corporation)
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State of Incorporation)	(IRS Employer Identification No.)

1133 Westchester Avenue, Suite N222
White Plains, New York	10604
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  914-461-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2010 totaled approximately $25.2 million based on the then-closing stock price.

On March 4, 2011, there were 12,178,565 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

HANDY & HARMAN LTD.
FORM 10-K
December 31, 2010

i

PART I

ITEM 1.	BUSINESS

The Company

Handy & Harman Ltd.

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), the parent company, manages a group of businesses on a decentralized basis.  HNH owns Handy & Harman Group Ltd. (“H&H Group”) which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials, Arlon Coated Materials, and Kasco Blades and Route Repair Services.  HNH principally operates in North America.  All references herein to “we,” “our” or the “Company” shall refer to HNH, together with all of its subsidiaries.

The HNH Business System is at the heart of the operational improvement methodologies for all HNH companies and employees. Strategy Deployment forms the roof of the HNH Business System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the HNH Business System are the key performance indicators used to monitor and drive improvement.  The steps of the HNH Business System are the specific tool areas that drive the key performance indicators and overall performance.  HNH utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The HNH Business System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

Products and Product Mix

Precious Metal Segment

Precious Metal segment fabricates precious metal and their alloys into brazing alloys.  Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints.  We offer these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum, and tin.  These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction, and general industrial, where dissimilar material and metal-joining applications are required.  Operating income from precious metal products is principally derived from the “value added” of processing and fabricating and not from the purchase and resale of precious metal.  In accordance with general practice, prices to customers are principally a composite of two factors: (1) the value of the precious metal content of the product and (2) the “fabrication value,” which includes the cost of base metals, labor, overhead, financing and profit.

Tubing Segment

The Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Seamless Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets.   The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and defense industries. The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, and heating, ventilation and cooling (HVAC), structural, and oil and gas industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

Engineered Materials Segment

The Engineered Materials Segment manufactures and supplies products to the construction and building industries.  Fasteners and fastening systems for the U.S. commercial flat roofing industry are manufactured and sold to building and roofing material wholesalers. The products are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  We also manufacture plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection. In addition, we manufacture electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

Arlon Electronic Materials Segment

Arlon Electronic Materials’ (“Arlon EM”) principal products include high performance materials for the printed circuit board (“PCB”) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets.

Arlon EM supplies high technology circuit materials to the PCB industry.  Arlon EM products are marketed principally to original equipment manufacturers (“OEMs”) and PCB manufacturers around the world by a direct technical sales force in many cases in support of country and area specific distributors and manufacturer’s representatives.  Arlon EM’s conventional laminates product line includes a wide variety of specialty polyimide and epoxy laminates and bonding films, as well as other high performance thermoset laminates.  These materials are used in demanding commercial and military market applications including high density interconnect, surface mount technology, heat sink bonding, semiconductor testing, thermal management, wireless communications and microwave PCBs.  The microwave and radio frequency product line offers fluoropolymers (i.e. polytetrafluorethylene (“PTFE”)), ceramic-filled fluoropolymers, and other non-PTFE laminates that deliver the electrical performance needed in frequency-dependent circuit applications such as analog, digital and personal communication systems, high frequency military electronics, microwave antennas and cellular base station electronics.  These circuit materials are supplied as copper-clad laminates with bonding plies or prepregs for production of multi-layer printed circuits.

Arlon EM also manufactures a line of silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.  Typical applications and products include: silicone bagging materials for producing composite parts; silicone insulating tapes for electric traction motor coil windings; insulation materials for industrial and commercial flexible heaters; silicone materials for high temperature hose and duct markets; insulating tape for medium and high voltage electrical splices and self-fusing tapes for a variety of industrial and commercial applications; as well as compliant, thermally or electrically conductive silicone film adhesives known as Thermabond™ for heat sink-bonding to printed circuit boards and other thermal management applications.

Arlon Coated Materials Segment

Arlon Coated Materials (“Arlon CM”) consists of three separate business units, Arlon Adhesive & Film Division located in California (“Arlon CM California”), Arlon Engineered Coated Products (“ECP”) and Arlon Signtech located in Texas (together, “Arlon CM Texas”).

Arlon CM California manufactures specialty graphic films marketed under the Arlon and Calon® brand names and include cast and calendared vinyl films that are provided in a wide variety of colors, face stocks and adhesive systems.  These vinyl films are used in commercial and electrical signage, point of purchase displays, highway signage, fleet markings, and other commercial advertising applications.

Arlon CM Texas, through ECP, manufactures and markets custom-engineered laminates and coated products.  Typical applications include insulating foam tapes for thermopane windows, electrical insulation materials for motors and transformers, thermal insulation panels for appliances and cars, durable printing stock, coated foil tapes and transfer adhesives used in industrial assembly, and single and double-coated foam and film tapes and other custom engineered laminates for specific industrial applications.  In addition, Arlon SignTech manufactures laminated vinyl fabrics for corporate identity programs.  These products are marketed under the ArlonFlex brand name and complement the Calon® specialty graphic films.

The Arlon CM Segment businesses have been classified as discontinued operations in the accompanying financial statements. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Kasco Blades and Route Repair Services Segment

Kasco Blades and Route Repair Services (“Kasco”) is a provider of meat-room blade products, repair services, and resale products for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  Kasco is also a provider of wood cutting blade products for the pallet manufacturing, pallet recycler, and portable saw mill industries in North America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding and cutting meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Kasco’s products and services are sold under a number of company names including Kasco Corporation and Atlanta Sharptech in the United States and Canada, Atlantic Service Company in the United Kingdom and Canada, Bertram & Graf in Germany, and Biro France and EuroKasco in France.

Business Strategy

Our business strategy is to enhance the growth and profitability of the businesses of HNH and to build upon their strengths through internal growth and strategic acquisitions. We expect HNH to continue to focus on high margin products and innovative technology, while limiting its exposure to low margin, capital-intensive businesses.

We also will continue to evaluate, from time to time, the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.  HNH has provided, and may provide from time to time in the future, information to interested parties regarding certain of its assets and businesses for such purposes.

The HNH Business System is at the heart of the operational improvement methodologies for all HNH companies and employees. Strategy Deployment forms the roof of the HNH Business System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the HNH Business System are the key performance indicators used to monitor and drive improvement.  The steps of the HNH Business System are the specific tool areas that drive the key performance indicators and overall performance.  HNH utilizes lean tools and philosophies in operations and commercialization activities to improve business processes and reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The HNH Business System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

Customers

HNH is diversified across industrial markets and customers.  HNH sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace, military electronics, medical, telecommunications, automotive, railroad, and the food industry.

No customer accounted for more than 5% of consolidated sales in 2010 or 2009.

Foreign Revenue

The following table presents revenue for the years ended December 31.

	Revenue
	2010	2009
	(in thousands)
United States	$514,992	$424,047
Foreign	66,523	50,044
	$581,515	$474,091

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Precious Metal, Tubing, and Engineered Materials segments consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  HNH purchases all such raw materials at open market prices from domestic and foreign suppliers.  HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials.  Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies.  The raw materials used by HNH in its non-precious metal segments are generally readily available from more than one source.

The essential raw materials used in the Arlon EM segment are silicone rubber, fiberglass cloths, non-woven glass mats, pigments, copper foils, various plastic films, special release liners, various solvents, Teflon™ or PTFE dispersion, skive PTFE film,  polyimide resin, epoxy resins, other thermoset resins, ceramic fillers, as well as various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure for new suppliers can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable.  Current suppliers are located in the United States, Asia, and Europe.

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

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs.  Accordingly, HNH’s segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced, and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations.  HNH’s capital expenditures for 2010 and 2009 for continuing operations were $10.6 million and $7.2 million, respectively.  HNH anticipates funding its capital expenditures in 2011 from funds generated by operations and borrowed funds.  HNH anticipates its capital expenditures will approximate depreciation, on average, and may approximate $15 to $22 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2010, the Company employed 1,884 employees worldwide.  Of these employees, 363 were sales employees, 468 were office employees, 250 were covered by collective bargaining agreements, and 803 were non-union operating employees.

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

Sales Channels

HNH distributes products to customers through Company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, and the Far East and several other international markets.

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold.  In addition, the Company owns a number of US and foreign mechanical patents related to certain of its products, as well as a number of design patents.  The Company does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses.  The Company’s patents have remaining durations ranging from less-than-one year to 17 years, with expiration dates occurring in 2011 through 2027.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2011. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies.  Please see “Item 1A - Risk Factors–We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying with Environmental Laws.”

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

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition

We Have a History of Losses and Substantial Indebtedness and Cash Flow Obligations.

The Company recorded net income of $5.1 million in 2010, and generated $44.8 million of positive cash flow from operating activities.  This compares with a net loss of $21.2 million and $39.5 million provided by cash flows from operating activities in 2009.  As of December 31, 2010, the Company had an accumulated deficit of $447.3 million.

On March 7, 2005, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  The Company continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

As of December 31, 2010, the Company’s current assets totaled $163.0 million and its current liabilities totaled $147.7 million, resulting in working capital of $15.3 million, as compared to working capital of $49.4 million as of December 31, 2009.

HNH, the parent company

On October 15, 2010, the Company refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.

HNH, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit it to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2011 and 2012 of $14.9 million and $15.6 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2010, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $3.0 million and current liabilities of approximately $18.0 million.  Such current liabilities include $14.9 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements, in addition to an unsecured loan of up to $3.5 million in any fiscal year for other purposes.

Management expects that HNH will be able to fund its operations in the ordinary course of business over at least the next twelve months.

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

Handy & Harman Group  Ltd.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2010, H&H Group’s availability under its U.S. revolving credit facilities was $24.2 million, and as of January 31, 2011, availability was $18.3 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating from time to time and as appropriate, strategic alternatives with respect to all its businesses and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

Management believes that the Company will be able to meet its cash requirements on a continuing basis for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

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

We Sponsor a Defined Benefit Pension Plan Which Could Subject Us to Substantial Cash Funding Requirements in the Future.

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions for 2011 and 2012 of $14.9 million and $15.6 million, respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition, in July 2003, the Company entered into a settlement agreement among the Pension Benefit Guaranty Corporation ("PBGC"), HNH and several other parties (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, HNH agreed among other things that HNH will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future facility shutdown of a facility of HNH's former Wheeling-Pittsburgh Steel Corporation subsidiary, which subsidiary was wholly owned until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release HNH from any claims relating to any such shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of any such termination of the WHX Pension Plan.  Please see “Item 3 - Legal Proceedings.”

If We Are Unable to Access Funds Generated by Our Subsidiaries We May Not Be Able to Meet Our Financial Obligations.

Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations.  Failure by one or more of those subsidiaries to generate sufficient cash flow and meet the requirements of H&H Group’s credit facilities could have a material adverse effect on HNH’s business, financial condition and results of operations.  As previously described, due to covenant restrictions in H&H Group’s credit facilities, there have been no recent dividends from its subsidiaries to HNH, and HNH’s sources of cash have been limited as described herein.

Risks Relating to Our Business

The Current Volatility in the Credit Markets, and Decline in the Global and Domestic Economies, Could Continue to Adversely Affect our Business.

Substantial volatility in the global capital markets, widely-documented commercial credit market disruptions, and other recessionary factors have had a significant negative impact on financial markets and on the global and domestic economies.  The effects of these factors are widespread, and it is impossible to predict when the global financial markets and domestic and global economies will materially improve and stabilize.  These conditions and the accompanying uncertainty about current global economic conditions could have a material adverse effect on demand for our customers’ products and, in turn, on demand for our products, resulting in a reduction in sales and margins.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have experienced significant financial downturns in recent years.  These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors.  The worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flow.  We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to the continuing volatility in the credit markets.  Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers.  Our assets may also be impaired or subject to write-down or write-off as a result of these conditions.  These adverse effects would likely be exacerbated if global economic conditions worsen; resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

Our Profitability May Be Adversely Affected by Fluctuations in the Cost of Raw Materials.

We are exposed to market risk and price fluctuation related to the purchase of natural gas, electricity, precious metal, steel products and certain non-ferrous metals used as raw materials.  Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high or their availability is restricted.  In addition, we hold precious metal positions that are subject to market fluctuations.  Precious metal inventory is included in inventory using the last-in, first-out method of inventory accounting.  We enter into precious metal forward or future contracts with major financial institutions to reduce the economic risk of price fluctuations.

Some of Our Raw Materials Are Available From a Limited Number of Suppliers.   There Can Be No Assurance that the Production of These Raw Materials Will Be Readily Available.

Several raw materials used in our products are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis.  Although alternative sources could be developed in the future if necessary, the qualification procedure can take several months or longer and could therefore interrupt the production of our products and services if the primary raw material source became unexpectedly unavailable.

The Loss of Major Customers Could Adversely Affect Our Revenues and Financial Health.

No single customer accounted for more than 5% of consolidated net sales in 2010.  However, the Company’s 15 largest customers accounted for approximately 28% of consolidated HNH net sales. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

Our Business Strategy Includes Acquisitions and Acquisitions Entail Numerous Risks.

Our business strategy includes, among other things, strategic acquisitions as well as potential opportunistic acquisitions.  This element of our strategy entails several risks, including the diversion of management’s attention from other business concerns, and the need to finance such acquisitions with additional equity and/or debt.

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers and losing key employees of the acquired businesses.

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

We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying With Environmental Laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances.  As of December 31, 2010, we have established a reserve totaling $6.1 million with respect to certain presently estimated environmental remediation costs.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards.  Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our Results of Operations May Be Negatively Affected by Variations in Interest Rates.

Our credit facilities include variable rate obligations, which expose us to interest rate risks.  A one percent (1%) change in interest rates on our variable outstanding debt obligations as of December 31, 2010 would increase interest expense by approximately $1.0 million on an annual basis.

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

A Failure to Manage Industry Consolidation Could Negatively Impact Our Profitability.

Many of the industries within which we operate have experienced recent consolidations.  This trend tends to put more purchasing power in the hands of a few large customers who can dictate lower prices of our products.  Failure to effectively negotiate pricing agreements and implement on-going cost reduction projects can have a material negative impact on our profitability.

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

Litigation Could Affect Our Profitability.

The nature of our businesses expose us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation.  Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2010, we have accrued approximately $6.1 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our Internal Controls Over Financial Reporting May Not Be Effective and Our Independent Auditors May Not Be Able to Certify as to Their Effectiveness, Which Could Have a Significant and Adverse Effect on Our Business and Reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”) as of December 31, 2010.  Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting.  In the past, our management has identified ‘‘material weaknesses’’ in our internal controls over financial reporting, which we believe have been remediated.  However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel.  This could negatively impact our results of operations.

Section 404 also requires an independent registered public accounting firm to test the internal controls over financial reporting and report on the effectiveness of such controls for certain SEC registrants.  There is an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.  In our case, our independent auditor, Grant Thornton LLP (“GT”) is not required to issue a report attesting to our internal controls over financial reporting since HNH qualifies under this exemption at this time.  However, if HNH becomes subject to the requirement for an audit of internal controls over financial reporting in the future, there can be no assurance that GT will issue an unqualified report attesting to our internal controls over financial reporting at such time.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, Our Chairman, and Certain Other Officers and Directors, Through Their Affiliation with Steel Partners, Has the Ability to Exert Significant Influence Over Our Operations.

Steel Partners Holdings L.P. (“SPH”) is the sole limited partner of Steel Partners II, L.P. (“SP II”), which is the direct owner of 6,325,269 shares of the Company’s common stock, representing approximately 51.94% of the outstanding shares.  Steel Partners Holdings GP Inc. (the “General Partner”) is SPH’s General Partner.  SPH is the sole stockholder of the General Partner.  Steel Partners LLC (“Steel Partners”) is the manager of SPH and SP II.  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the manager of Steel Partners and Chairman of the board of directors of the General Partner.  Mr. Lichtenstein, as the manager of Steel Partners, has investment and voting control over the shares beneficially owned by SP II and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets.  The interests of Mr. Lichtenstein and Steel Partners in such matters may differ from the interests of our other stockholders in some respects.  In addition, employees and affiliates of Steel Partners hold positions with HNH, including Glen M. Kassan as Chief Executive Officer and Vice Chairman, John J. Quicke as Vice President, and Jack L. Howard and John H. McNamara Jr., as directors.

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

Future Offerings of our Equity Securities May Result in Dilution of our Common Stock and a Reduction in the Price of our Common Stock.

We are authorized to issue 180,000,000 shares of common stock.  As of March 4, 2011, 12,178,565 shares of common stock are outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock.  As of March 4, 2011, no shares of our preferred stock were outstanding.   Pursuant to our shelf registration statement on Form S-3 as declared effective by the SEC on June 29, 2009, we may issue from time to time, at prices and on terms to be determined by market conditions at the time we make the offer, up to an aggregate of  $25,000,000 of our common stock, preferred stock or other securities, provided, however, that in the 12 calendar months prior to any issuance no more than one-third of the aggregate market value of the common stock held by non-affiliates may be offered thereunder.  Any future issuances of equity, whether pursuant to the shelf registration statement or otherwise, may be at prices below the market price of our stock, and our stockholders may suffer significant dilution.

Item 2.	Properties

As of December 31, 2010, the Company had 29 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, and Mexico, with a total area of approximately 1,800,000 square feet, including warehouse, office and laboratory space.  The Company also owns or leases sales, service and warehouse facilities at 5 other locations in the United States which have a total area of approximately 175,000 square feet, and owns or leases 6 non-operating locations with a total area of approximately 456,000 square feet.  Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Canfield, Ohio; Rancho Cucamonga and Santa Ana, California; San Antonio, Texas; St. Louis, Missouri; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Toronto and Montreal, Canada; Coahuila and Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Paris and Riberac, France; and Suzhou, People’s Republic of China.  All plants are owned except for the Middlesex, Santa Ana, Rancho Cucamonga, San Antonio, Montreal, Paris, Coahuila and two of the Suzhou plants, which are leased.

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint sought approximately $4.0 million in money damages plus unspecified punitive damages.   In April 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case.  In an Opinion filed in February 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  Mr. Kelly subsequently appealed to the United States Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) the dismissal of his claims related to the H&H SERP.  By Summary Order & Judgment filed on January 19, 2011, the Second Circuit affirmed the decision dismissing Mr. Kelly’s claims related to the H&H SERP.  Mr. Kelly retains the right to file a claim in state court on his breach of contract claim.  There can be no assurance that the Defendants will not have any liability on account of Mr. Kelly’s breach of contract claim.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  In May 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $0.3 million.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  In May 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  Also in May 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2.3 million.  In an order docketed in September 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $0.3 million against Sumco for breach of contract.  ETL appealed to the Pennsylvania Superior Court.  In an opinion filed in September 2010, the Pennsylvania Superior Court reinstated the jury verdict against Sumco and denied plaintiff’s request for a new trial and additional damages.  On October 7, 2010, pursuant to a Settlement Agreement and Release entered into between Sumco and ETL, the parties agreed to forego any further appeal and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement did not have a material impact on the Company’s financial position, results of operations and cash flow.

World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.   In June 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181.   Also in June 2009, Arlon filed a motion for summary judgment seeking to dismiss all of plaintiffs’ patent infringement claims based upon the parties’ January 30, 1996 Asset Purchase Agreement (the “APA”).  In an order issued in October 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  In granting Arlon’s motion for summary judgment, the district court agreed with Arlon that Rogers’ claims of patent infringement were barred by a covenant not to sue contained in the APA.  Left to be resolved following the district court’s opinion were various counterclaims brought by Arlon against Rogers.  Pursuant to a Settlement Agreement and Release entered into between Arlon and Rogers on April 30, 2010, the parties agreed to resolve the remaining counterclaims, forego any appeal, and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement did not have a material impact on the Company’s financial position, results of operations and cash flow.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.

On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added WHX Corporation as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal’s second amended complaint alleges that WHX breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI’s pension trust and (ii) the subsequent management of SWI’s pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal’s allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the Court on February 14, 2011.  The Company’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2010, over and above the $1.0 million, total investigation and remediation costs of approximately $1.6 million and $0.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

Certain subsidiaries of H&H Group have been identified as potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at several sites and are parties to administrative consent orders in connection with certain other properties.  Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered, after no comments were received during the thirty-day comment period on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, WHX executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until the Fall of 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

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

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.1 million accrued related to estimated environmental remediation costs as of December 31, 2010.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on their financial positions, results of operations and cash flows.  The Company anticipates that the H&H Group subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay such amounts.  In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against HNH or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible to reasonably estimate the Company’s exposure or share, if any, of the liability at this time in any of these matters.  On August 20, 2010, the company’s insurance company settled a previously disclosed state court lawsuit arising out of H&H’s sale of a used piece of equipment which allegedly caused a fire resulting in property damage and interruption of a third party’s business operations after the company had exhausted its self insured retention for the lawsuit.

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously in most cases.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on the Company’s results of operations, financial position and cash flows when they are resolved in future periods.

Pension Plan Contingency

In July 2003, the Company entered into a settlement agreement among the PBGC, HNH and several other parties (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, HNH agreed among other things that HNH will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future facility shutdown of a facility of HNH's former Wheeling-Pittsburgh Steel Corporation subsidiary, which subsidiary was wholly owned until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release HNH from any claims relating to any such shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of any such termination of the WHX Pension Plan.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Security Holder Matters, and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

The Company’s common stock is listed on the NASDAQ Capital Market under the symbol “HNH.”  Effective upon the opening of trading on January 3, 2010, the trading symbol of the Company on the NASDAQ Capital Market was changed to “HNH” from “WXCO”.   The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported by the NASDAQ Capital Market during each quarter of the two most recent years.

2010	HIGH	LOW
First Quarter	$2.60	$2.02
Second Quarter	$4.99	$2.57
Third Quarter	$9.48	$3.90
Fourth Quarter	$13.05	$9.85

2009	HIGH	LOW
First Quarter	$8.03	$3.00
Second Quarter	$6.40	$2.50
Third Quarter	$3.00	$1.12
Fourth Quarter	$2.60	$1.10

The number of shares of common stock issued and outstanding as of March 4, 2011 was 12,178,565.  As of March 4, 2011, there were approximately 15 holders of record of common stock.  As of March 4, 2011, the closing price per share of our common stock was $12.21.

Dividend Policy

The Company has never declared or paid any cash dividend on its common stock.  The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future.  H&H Group is restricted by the terms of its financing agreements from making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	57,500	$90.00	1,142,500
Equity compensation plans not approved by security holders	--	--	--
Total:	57,500	$90.00	1,142,500

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

HNH, the parent company, manages a group of businesses on a decentralized basis.  HNH owns H&H Group, which owns H&H and Bairnco. HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials, and Kasco Blades and Route Repair Services.  The Arlon Coated Materials segment has been classified as discontinued operations in the accompanying financial statements, and is not included in the table below. HNH principally operates in North America.

HNH Business System

The HNH Business System is at the heart of the operational improvement methodologies for all HNH operations and employees. Strategy Deployment forms the roof of the HNH Business System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the HNH Business System are the key performance indicators used to monitor and drive improvement.  The steps of the HNH Business System are the specific tool areas that drive the key performance indicators and overall performance.  HNH utilizes Lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The HNH Business System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable and profitable growth.

Segments

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

•
Engineered Materials segment manufactures and supplies products to the construction and building industries. Engineered Materials segment also manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers and are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  Engineered Materials segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, Engineered Materials segment also  manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

•
Arlon EM segment designs, manufactures, markets and sells high performance laminate materials and silicone rubber products utilized in the military/aerospace, wireless communications, transportation, energy generation, oil drilling, general industrial, electricity generation, lighting, and semiconductor markets.  Among the products included in the Arlon EM segment are high technology laminates and bonding materials used in the manufacture of printed circuit boards and silicone rubber products such as electrically insulating tapes and thermally conductive materials.

•
Kasco segment is a provider of meat-room blade products, repair services, and resale products for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  Kasco is also a provider of wood cutting blade products for the pallet manufacturing, pallet recycler, and portable saw mill industries in North America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding and cutting meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

The following table presents information about HNH’s segments. In addition to the table below, please refer to the consolidated financial statements of HNH as of and for the years ended December 31, 2010 and 2009 to which the following discussion and analysis applies.  See “Item 8 - Financial Statements and Supplementary Data”.

Statement of operations data:	Twelve Months Ended December 31,
(in thousands)	2010	2009	Inc(decr)	% chg

Net Sales:
Precious Metal	$128,360	$85,972	$42,388	49.3%
Tubing	94,558	75,198	19,360	25.7%
Engineered Materials	221,075	191,709	29,367	15.3%
Arlon Electronic Materials	75,398	60,145	15,253	25.4%
Kasco	62,124	61,067	1,056	1.7%
Total net sales	$581,515	$474,091	$107,424	22.7%

Segment operating income:
Precious Metal (a)	14,455	5,490	8,965	163.3%
Tubing (b)	13,361	4,746	8,615	181.5%
Engineered Materials	20,911	16,903	4,008	23.7%
Arlon Electronic Materials ( c)	8,808	4,338	4,470	103.0%
Kasco (d)	1,354	2,849	(1,495)	-52.5%
Total	$58,889	$34,326	$24,563	71.6%

Unallocated corporate expenses & non operating units	(14,241)	(13,547)	(694)	5.1%
Income from proceeds of insurance claims, net	-	4,035	(4,035)	-100.0%
Unallocated pension expense	(4,349)	(14,013)	9,664	-69.0%
Corporate restructuring costs	-	(636)	636	-100.0%
Asset impairment charge	-	(1,158)	1,158	-100.0%
Loss on disposal of assets	(44)	(132)	88	-66.7%
Income from continuing operations	$40,255	$8,875	$31,380	353.6%

(a)  Segment operating income for the Precious Metal segment for 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire. The results for the Precious Metal segment for 2010 and 2009 include gains of $0.2 million and $0.6 million, respectively, resulting from the liquidation of precious metal inventory valued at last-in, first-out (“LIFO”) cost.

(b)  Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.  Segment operating income for the Tubing segment for 2009 includes a non-cash asset impairment charge of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.

(c)  Segment operating results for the Arlon EM segment for 2009 includes a $1.1 million goodwill impairment charge recorded to adjust the carrying value of one of the Arlon EM segment’s reporting units to its estimated fair value.

(d)  Segment operating income for the Kasco segment for both 2010 and 2009 includes $0.5 million of costs related to restructuring activities and $1.6 million and $0.2 million, respectively, of asset impairment charges associated with certain real property located in Atlanta, Georgia.

2010 Compared to 2009

Overview

Demand for the Company’s products and services increased in 2010 as compared to  2009 resulting in 22.7% year-over-year net sales growth.  The growth in net sales was due in part to strengthening in the markets served by the Company that began in the fourth quarter of 2009. All of the Company’s segments experienced improvements in income from continuing operations, which for 2010 was $58.9 million compared to $34.3 million for 2009.  Improved income from continuing operations was primarily a result of $107.4 million higher sales from all segments.  Gross margin percentage improved by 1.9% from 24.9% to 26.8% and selling, general and administrative (“SG&A”) costs as a percentage of sales were 18.9% of net sales compared to 19.7% last year. The 2010 income from continuing operations before tax included non-cash pension expense of $4.3 million, compared to non-cash pension expense of $14.1 million for 2009.  Other factors affecting comparability between the periods were the following: during 2010, the Company recorded a non-cash asset impairment charge of $1.6 million based on a valuation of land, building and houses owned by its Kasco segment located in Atlanta, Georgia, as compared to non-cash asset impairment charges totaling $3.0 million for 2009; restructuring charges were $0.5 million during 2010, compared to $1.6 million for the same period of 2009; the Company recorded a non-cash goodwill impairment charge of $1.1 million related to its Silicone Technology Division (STD) in 2009; realized and unrealized losses on derivatives were $6.0 million in 2010 compared to $0.8 million in 2009; and finally, the Company recorded a gain of $1.3 million related to insurance claim proceeds in 2010 compared to a gain of $4.0 million related to insurance claim proceeds in 2009.

We continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to increase demand as well as broaden our sales base.  We expect that the continuing application of the HNH Business System and other cost containment measures will result in a more efficient infrastructure that will continue to positively impact our productivity and profitability.

Comparison of Twelve Months ended December 31, 2010 and 2009

The operating results for the twelve months ended December 31, 2010 and 2009 are summarized in the following table.  In addition, please refer to the consolidated financial statements of HNH as of and for the twelve months ended December 31, 2010 and 2009.

(in thousands)	Twelve Months Ended
	December 31,
	2010	2009
Net sales	$581,515	$474,091
Gross profit	155,563	118,232
Income from continuing operations	40,255	8,875
Income (loss) from continuing operations before tax	7,777	(17,567)
Income (loss) from continuing operations, net of tax	4,501	(17,070)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	499	(6,003)
Gain on disposal of fixed assets, net of tax	90	1,832
Net income (loss) from discontinued operations	589	(4,171)
Net income (loss)	$5,090	$(21,241)

Net sales for the twelve months ended December 31, 2010 increased by $107.4 million, or 22.7%, to $581.5 million, as compared to $474.1 million for the twelve months ended December 31, 2009.  The higher sales volume across all segments was primarily driven by higher demand resulting from the improvement in the world-wide economy.

Gross profit for the twelve months ended December 31, 2010 increased to $155.6 million as compared to $118.2 million for the same period of 2009. Gross profit margin for the twelve months ended December 31, 2010 improved to 26.8% as compared to 24.9% during the same period of 2009, with improvement in all segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiencies were the primary drivers that contributed to improved gross profit margin.

SG&A expenses were $16.6 million higher for the twelve months ended December 31, 2010 compared to the same period of 2009, reflecting higher variable costs plus the reinstatement of certain employee compensation costs.  The 2009 period reflected the suspension of these programs as well as a reduction in accruals related to incentive pay.  The Company recorded $0.6 million of environmental remediation expense in 2010 compared to $0.1 million in 2009.  SG&A as a percentage of net sales was 18.9% for the twelve months ended December 31, 2010 as compared to 19.7% for the same period of 2009.

A non-cash pension expense of $4.3 million was recorded for the twelve months ended December 31, 2010, compared to $14.1 million of non-cash pension expense for the same period of 2009. The non-cash pension expense in 2010 and 2009 primarily represented actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan during 2008 was significantly less than the assumed return of 8.5%. However, investment returns on the plan assets exceeded the assumed return in 2009, thereby reducing the amount of the actuarial loss and its amortization in 2010 as compared to 2009.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect pension expense to be approximately $4.5 million in 2011.

Actuarial gains and losses affect plan assets and liabilities, and therefore, the unfunded pension liability that is recorded on the Company’s balance sheet at year-end.  Such actuarial gains and losses affect both current year income, as described above, and other comprehensive income for the year.  During 2010, the Company recorded a net other comprehensive loss of $16.2 million which was comprised of a $25.2 million actuarial loss that occurred in 2010 partially offset by $9.0 million of amortization of prior year accumulated actuarial losses that were expensed through  the 2010 income statement.  In 2009, the Company recorded $44.0 million of net comprehensive income, which was comprised of a $30.7 million actuarial gain that occurred in 2009 and $13.3 million amortization of accumulated actuarial losses that were expensed through the 2009 income statement.  The remaining pre-tax amount that is recorded on the balance sheet in accumulated comprehensive loss as of December 31, 2010 is an accumulated loss of $143.1 million which will be amortized over approximately 10 years through the income statement. Actuarial gains experienced in future years will help reduce the effect of the actuarial loss amortization. The Company expects that $9.5 million of such accumulated actuarial loss will be recognized in the income statement in 2011, but the amount of any actuarial gain or loss arising in 2011 is not known at this time but will affect the comprehensive income or loss recorded in 2011.

A non-cash asset impairment charge of $1.6 million was recorded for the twelve months ended December 31, 2010.  During 2010, Kasco completed a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta.  The impairment represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located. The Company recorded non-cash asset impairment charges totaling $3.0 million for the twelve months ended December 31, 2009.  These charges included a $0.9 million non-cash impairment related to certain manufacturing equipment located at one of the Company’s Tubing facilities; a non-cash impairment charge of $1.1 million related to an investment accounted for under the equity method; and a $1.0 million impairment charge related principally to property located in North Attleboro, Massachusetts which resulted from the deterioration of the real estate market. For the twelve months ended December 31, 2009, the Company evaluated the goodwill of its Silicone Technology reporting unit (STD) in light of deterioration of its profitability and forecasted future operating income.  As a result of the Company’s evaluation, a non-cash impairment charge of $1.1 million was recognized in 2009 to write down the goodwill.

Restructuring expenses of $0.5 million related to Kasco’s restructuring project as mentioned above were recorded for the twelve months ended December 31, 2010. The restructuring costs incurred were primarily related to severance and moving costs.  Restructuring costs of $1.6 million were recorded for the twelve months ended December 31, 2009 primarily related to consolidation of corporate offices and manufacturing facilities along with workforce reduction at EuroKasco in France.

For the twelve months ended December 31, 2010, the Company recorded a gain of $1.3 million from insurance proceeds related to a loss from a fire that occurred at its Indiana Tube Mexico location.  In 2009, the Company recorded income totaling $4.0 million from the settlement of insurance claims. In one matter, H&H reached a settlement agreement with an insurer for reimbursement of $3.0 million in connection with five sites where H&H and/or its subsidiaries had incurred environmental remediation expenses.  In another matter, H&H accrued a settlement reached with an insurance company related to an environmental site, and in January 2010, H&H received $1.0 million as the final settlement.

Income from continuing operations was $40.3 million for the twelve months ended December 31, 2010 as compared to $8.9 million for the same period of 2009. The higher income from continuing operations in the 2010 period was principally driven by increased sales and gross profit in all of the Company’s segments along with the lower non-cash pension expense of $9.7 million, $1.1 million lower restructuring costs, and $2.5 million lower impairment charges comparing the twelve months ended December 31, 2010 with the same period of 2009.  Partially offsetting these items, there was a $2.7 million lower gain from insurance proceeds in the 2010 period as compared to the same period of 2009.

Interest expense was $26.3 million for the twelve months ended December 31, 2010, compared to $25.8 million in the same period of 2009.  The increase was primarily due to interest compounding on related-party debt for which the interest was not paid in cash, which was partially offset by lower interest rates during the fourth quarter of 2010 as a result of the Company’s debt refinancing.  A loss on debt extinguishment of $1.2 million was recognized in the fourth quarter of 2010 in connection with the October 15, 2010 refinancing of the Company’s credit agreements. The loss on debt extinguishment consists of financing fees paid by the Company in connection with amendments to the extinguished debt.

Realized and unrealized losses on derivatives were $6.0 million for the twelve months ended December 31, 2010 compared to $0.8 million in the same period of 2009. The higher loss was primarily driven by much higher silver prices during 2010 as compared to the same period of the prior year. The derivative financial instruments utilized by H&H are precious metal forward and future contracts which are used to economically hedge H&H’s precious metal inventory against price fluctuations. The trend in the market price of silver could significantly affect the income from continuing operations of the Company.  If there is a material increase in silver prices, it could reasonably be expected to cause a loss on H&H’s open silver derivatives contracts.  Based on the average daily amount of ounces of silver that H&H hedged in 2010, a change of $1.00 per troy ounce of silver would increase or decrease the derivative loss by $0.4 million. The market price of silver on December 31, 2010 was $30.92.  In addition, as described below (see “Debt”), the Company’s Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH’s stock is a significant factor that influences the valuation of the derivative liability.  As of December 31, 2010, a mark to market adjustment of $0.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $5.1 million.

For the twelve months ended December 31, 2010, a tax expense of $3.3 million was recorded, principally for state and foreign income taxes compared to $0.5 million tax benefit for the same period of 2009.  No significant federal income tax provision or benefit has been recognized in either period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s NOLs in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its net operating loss carryforwards (“NOLs”), will not be fully realized in future periods. The twelve months ended December 31, 2009 reflects a favorable impact of $0.5 million which resulted from a change in the effective tax rate at which the deferred state income taxes of certain subsidiaries are estimated to be realized.

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s credit facilities.  A gain on the sale of these assets of approximately $12.0 million will be recorded in the first quarter of 2011.

On February 4, 2011, Arlon and its subsidiaries sold an option for the sale of all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million (including the option price). Upon closing of the potential transaction, the Company expects to record a loss of approximately $4.0 million on the sale of these assets in the first quarter of 2011. In addition, Arlon granted an option for the sale of a coater machine to the same purchaser for a price of $0.5 million.  The parties subsequently agreed to extend the exercise date of the two options and they are now each exercisable between March 14, 2011 and March 18, 2011. The net proceeds from any such sales are expected to be used to repay indebtedness under the Company’s credit facilities.

The businesses described in the previous two paragraphs formerly comprised the Arlon CM segment.  Their results for 2010 and 2009, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2009, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $0.6 million during the twelve months ended December 31, 2010. For 2009, the discontinued operations had aggregate losses from their operations of $6.0 million, partially offset by a gain of $1.8 million on asset sales of ITD.

Net income for the twelve months ended December 31, 2010 was $5.1 million, or $0.42 income per share, compared to a net loss of $21.2 million, or $1.74 loss per share, for the twelve months ended December 31, 2009.

Segment sales and operating income data for the twelve months ended December 31, 2010 and 2009 are shown in the following table (in thousands):

Statement of operations data:	Twelve Months Ended December 31,
(in thousands)	2010	2009	Inc(decr)	% Change

Net Sales:
Precious Metal	$128,360	$85,972	$42,388	49.3%
Tubing	94,558	75,198	19,360	25.7%
Engineered Materials	221,075	191,709	29,367	15.3%
Arlon Electronic Materials	75,398	60,145	15,253	25.4%
Kasco	62,124	61,067	1,057	1.7%
Total net sales	$581,515	$474,091	$107,425	22.7%

Segment operating income:
Precious Metal	$14,455	$5,490	$8,965	163.3%
Tubing	13,361	4,746	8,615	181.5%
Engineered Materials	20,911	16,903	4,008	23.7%
Arlon Electronic Materials	8,808	4,338	4,470	103.0%
Kasco	1,354	2,849	(1,495)	-52.5%
Total segment operating income	$58,889	$34,326	$24,563	71.6%

The comments that follow compare revenues and operating income by segment for the twelve months ended December 31, 2010 and 2009.

Precious Metal

The Precious Metal segment net sales increased by $42.4 million, or 49.3%, to $128.4 million for the twelve months ended December 31, 2010, as compared to $86.0 million in 2009.  The increased sales were primarily driven by higher volume in all of its markets, particularly sales to the commercial construction and electrical markets in 2010 compared to 2009.  Higher sales were also driven by the impact of a 37.0% increase in the average market price of silver  in 2010 ($20.16 per troy oz.) as compared to 2009 ($14.72 per troy oz).

Segment operating income increased by $9.0 million from $5.5 million in 2009 to $14.5 million in 2010.  The increase was primarily driven by higher sales volume.  The Precious Metal segment gross profit margin improved in 2010  as compared to the same period of 2009 primarily due to favorable manufacturing overhead absorption.  The Precious Metal segment recorded a favorable non-cash LIFO liquidation gain of $0.2 million in  2010 compared to a gain of $0.6 million in the same period of 2009.  In 2009, the Precious Metal segment recorded restructuring charges of $0.4 million related to closure of a facility in New Hampshire and the relocation of the functions to its facility in Milwaukee.

Tubing

For the twelve months ended December 31, 2010, the Tubing segment sales increased by $19.4 million, or 25.7%, to $94.6 million, as compared to $75.2 million in 2009, resulting primarily from higher sales to refrigeration, automotive, and HVAC markets serviced by the Specialty Tubing Group along with strong sales from petrochemical and precision material markets serviced by the Stainless Steel Tubing Group, which was partially offset by weakness in sales to medical markets within that group.

Segment operating income increased by $8.6 million on the higher sales, to $13.4 million for the twelve months ended December 31, 2010, as compared to $4.8 million for 2009, positively impacted by higher gross profit from the higher sales volume, favorable manufacturing overhead absorption, and product mix. The Tubing segment also recorded a gain of $1.3 million from insurance proceeds related to a loss from a fire that occurred at its Indiana Tube Mexico location.  In addition, the Tubing segment recorded a non-cash asset impairment charge of $0.9 million in 2009 related to certain manufacturing equipment located at one of its facilities.

Engineered Materials

The Engineered Materials segment sales for the twelve months ended December 31, 2010 increased by $29.4 million, or 15.3%, to $221.1 million, as compared to $191.7 million in 2009. The incremental sales were primarily driven by higher volume of commercial roofing and branded fasteners.  Sales of electro-galvanized rolled sheet steel, electrical and gas connector products also improved in 2010.

Segment operating income increased by $4.0 million to $20.9 million for the twelve months ended December 31, 2010, as compared to $16.9 million for 2009.  The increase in operating income was principally the result of the higher sales volume, better product mix, along with improved gross margin percentage from efficiencies in manufacturing.

Arlon EM

Arlon EM segment sales increased by $15.3 million, or 25.4%, to $75.4 million, for the twelve months ended December 31, 2010, as compared to $60.1 million in 2009. The sales increase was primarily due to increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound and increased sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased by $4.5 million to $8.8 million for the twelve months ended December 31, 2010, as compared to $4.3 million in 2009, principally due to higher sales volume, along with manufacturing efficiencies.  Gross margin improved due to favorable manufacturing overhead absorption.  In addition, the Arlon EM segment recorded a goodwill impairment charge of $1.1 million during 2009 related to its Silicone Technology Division (STD).

Kasco

Kasco segment sales of $62.1 million for the twelve months ended December 31, 2010 were $1.1 million, or 1.7% higher, as compared to $61.1 million in 2009, primarily from its route business in North America.

Operating income for the Kasco segment was $1.4 million for 2010, as compared to $2.8 million for 2009, due primarily to a non-cash asset impairment charge of $1.6 million.  During 2010, Kasco completed restructuring activities to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.5 million were incurred in 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta, Georgia, and recorded an asset impairment charge of $1.6 million.  The Company had previously recorded an asset impairment charge of $0.2 million related to this property in 2009.  The impairments represent the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.  In 2009, EuroKasco recorded restructuring expenses of $0.5 million, primarily for workforce reduction, due to the weakness in its machinery sales volume.

Liquidity and Capital Resources

The Company recorded net income of $5.1 million in 2010, and generated $44.8 million of positive cash flow from operating activities.  This compares with a net loss of $21.2 million and $39.5 million provided by cash flows from operating activities in 2009. As of December 31, 2010, the Company had an accumulated deficit of $447.3 million.

On March 7, 2005, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  The Company continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

As of December 31, 2010, the Company’s current assets totaled $163.0 million and its current liabilities totaled $147.7 million, resulting in working capital of $15.3 million, as compared to working capital of $49.4 million as of December 31, 2009.

See the discussions below regarding the separate liquidity of HNH the parent company, and H&H Group.

HNH, the parent company

On October 15, 2010, the Company refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.

HNH, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit it to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2011 and 2012 of $14.9 million and $15.6 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2010, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $3.0 million and current liabilities of approximately $18.0 million.  Such current liabilities include $14.9 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements, in addition to an unsecured loan of up to $3.5 million in any fiscal year for other purposes.

Management expects that HNH will be able to fund its operations in the ordinary course of business over at least the next twelve months.

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

Handy & Harman Group Ltd.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2010, H&H Group’s availability under its U.S. revolving credit facilities was $24.2 million, and as of January 31, 2011, availability was $18.3 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

Management believes that the Company will be able to meet its cash requirements on a continuing basis for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

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

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the twelve months ended December 31, 2010, $44.8 million was provided by operating activities, $14.4 million was used in investing activities, and $30.3 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the twelve months ended December 31, 2010 and 2009:

	Twelve Months Ended December 31 ,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$5,090	$(21,241)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Non-cash items:
Depreciation and amortization	16,417	17,124
Asset impairment charges	1,643	4,156
Accrued interest not paid in cash	11,045	10,898
Non cash pension expense	4,349	14,097
Other	8,260	1,570
Net income after non-cash items	46,804	26,604
Discontinued operations	3,616	9,176
Pension payments	(9,745)	(1,569)
Working capital:
Trade and other receivables	(8,228)	4,906
Precious metal inventory	(608)	(4,353)
Inventory other than precious metal	(2,848)	13,728
Other current assets	(1,385)	2,129
Other current liabilities	16,755	(13,656)
Total working capital effect	3,686	2,754
Other items-net	437	2,543
Net cash provided by operating activities	$44,798	$39,508

The Company reported net income of $5.1 million for the twelve months ended December 31, 2010, which included $41.7 million of non-cash expense items such as depreciation and amortization of $16.4 million, long-term interest expense not paid in cash of $11.0 million, non-cash pension expense of $4.3 million, and an asset impairment charge of $1.6 million.  Other non-cash items included $1.6 million amortization of deferred debt financing costs, $1.2 million non-cash loss on extinguishment of debt, and a $5.6 million reclassification of net cash settlements on derivative instruments to investing activities. Working capital generated $3.7 million cash during the twelve months ended December 31, 2010.  In addition, discontinued operations provided $3.6 million cash during 2010, which included a non-cash asset impairment charge add back of $1.3 million. This was partially offset by net cash used for required pension plan payments totaling $9.7 million.  As a result, net cash provided by operations was $44.8 million for the twelve months ended December 31, 2010.

Although the Company reported a net loss of $21.2 million for the twelve months ended December 31, 2009, non-cash items of $47.8 million included depreciation and amortization of $17.1 million, non-cash asset and goodwill impairment charges of $4.2 million, non-cash pension expense of $14.1 million, and long-term interest expense not paid in cash of $10.9 million. Other working capital accounts generated $2.8 million in 2009. The Company’s discontinued operations, Arlon CM, ITD and Sumco, produced an operating cash inflow of $9.2 million, which included a non cash asset impairment charge add back of $1.1 million.  As a result, net cash provided by operations was $39.5 million for the twelve months ended December 31, 2009.

Operating cash flow for 2010 was $5.3 million higher compared to 2009.  Strong operating income from the twelve months ended December 31, 2010 was partially offset by higher required pension payments.  Due to the sales increase in 2010, accounts receivable increased $8.2 million, compared to a decrease of $4.9 million in 2009.  However, days’ sales outstanding in accounts receivable improved from approximately 54 days in the fourth quarter of 2009 to 51 days in the same quarter of 2010.  Inventory used $3.5 million for the twelve months ended December 31, 2010 as compared to $9.4 million provided in the same period of 2009 due to inventory reduction efforts as a result of declining sales  in 2009.  These inventory reduction factors more than offset a cash expenditure of $7.4 million needed to acquire precious metal inventory to replace customer-owned silver being used in H&H’s production processes. Average days of sales in inventory improved from approximately 59 days in the fourth quarter of 2009 to 52 days in the fourth quarter of 2010.  Other current liabilities such as accounts payable increased with the higher level of purchases and business activity, and provided $16.8 million of cash during 2010, as compared to using $13.7 million in 2009 from a decrease in these liabilities.

Investing Activities

Investing activities used $14.4 million for the twelve months ended December 31, 2010 and used $1.9 million during the same period of 2009.  Capital spending in the 2010 period was $10.6 million, as compared to $7.2 million in the 2009 period, when spending authorizations were curtailed due to the world-wide recession.  The Company paid $5.6 million related to its settlements of precious metal derivative contracts during the twelve months ended December 31, 2010, as compared to $0.4 million during the 2009 period. Discontinued operations provided $1.4 million in the 2010 period principally as a result of the Sumco land and building sale. In 2009, $2.4 million was provided by discontinued operations primarily from the sale of machinery and equipment from the Company’s Denmark operation, and the Company also sold its equity investment in CoSine Communications, Inc. for $3.1 million. In addition to its cash investing activities in 2010, the Company also had non-cash investing activity, when it sold one of its properties not currently used in operations and received a $0.6 million 15-year mortgage note receivable as a portion of the sales proceeds.

Financing Activities

Financing activities used $30.3 million of cash during 2010.  As a result of the Company’s debt refinancing and its scheduled debt repayments, the Company reduced its term loans by paying down $51.9 million (including foreign) and increased its revolving credit facilities by $25.5 million.  The Company paid $3.8 million of financing fees during the 2010 period, principally related to refinancing its credit facilities.

Financing activities used a net amount of $37.6 million in the twelve month period ended December 31, 2009, principally due to the net repayment of $17.2 million under its term loan agreements during the period.  Such repayments included both scheduled principal payments as well as unscheduled payments of approximately $15.6 million, including $5.0 repaid on H&H’s indebtedness under its Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”) pursuant to the May 9, 2009 amendment.  Also, on August 19, 2009, the proceeds of an insurance claim of $3.2 million were used to repay $3.0 million of the Wachovia Facilities.  In addition, on August 19, 2009, Bairnco repaid $3.0 million of its Loan and Security Agreement with Ableco (the “Ableco Facility”) .  H&H’s subsidiary, ITD, which is classified as a discontinued operation, repaid $4.6 million of debt using proceeds from the sale of equipment and cash provided by the liquidation of its working capital.  The Company’s indebtedness under its revolving credit facilities also declined (by a net amount of $14.2 million) in the 2009 period.  The Company continued to effectively manage cash and working capital in the 2009 period despite the decline in sales. The Company paid $2.1 million of financing fees during 2009, of which $0.9 million were directly charged to interest expense. These fees principally related to extending the Company’s credit facilities.

Debt

Credit Facilities

On October 15, 2010, HNH refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.

Wells Fargo Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder.  The Wells Fargo Facility provides for a $21 million senior term loan to H&H Group and certain of its Subsidiaries (the “First Lien Term Loan”) and established a revolving credit facility with borrowing available of up to a maximum aggregate principal amount equal to $110 million less the outstanding aggregate principal amount of the First Lien Term Loan (such amount, initially $89 million), dependent on the levels of and collateralized by eligible accounts receivable and inventory  (the “First Lien Revolver”).

The First Lien Revolver requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to forgo additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on its business, condition, operations, performance, or properties. Management believes that no such material adverse change has occurred. In addition, at December 31, 2010, the Company’s lenders had not informed the Company that any such event had occurred. The revolving credit facility expires on June 30, 2012. As of December 31, 2010, the revolver balance was $42.6 million.

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.50% and 3.50% (3.25% for the term loan and 2.75% for the revolver at December 31, 2010), or at the U.S. base rate (the prime rate) plus 0.50% to 1.50% (1.25% for the term loan and 0.75% for the revolver at December 31, 2010).  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of December 31, 2010, the First Lien Term Loan bore interest at a weighted average interest rate of 3.56% and the First Lien Revolver bore interest at a weighted average interest rate of 3.25%.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million, commencing November 1, 2010.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on June 30, 2012.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

New Ableco Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, also entered into a Loan and Security Agreement with Ableco, L.L.C. (“Ableco”), as administrative agent for the lenders thereunder (the “New Ableco Facility”).  The New Ableco Facility provides for a $25 million subordinated term loan to H&H Group and certain of its subsidiaries (the “Second Lien Term Loan”).  The Second Lien Term Loan bears interest on the principal amount thereof at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  As of December 31, 2010, the Second Lien Term Loan bore interest at a rate of 10.75% per annum.  All amounts outstanding under the New Ableco Facility are due and payable in full on June 30, 2012.

Obligations under the New Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Covenants

The Wells Fargo Facility and the New Ableco Facility each has a cross-default provision.  If H&H Group is deemed in default of one agreement, then it is in default of the other.

The Wells Fargo Facility and the New Ableco Facility contain covenants requiring minimum Trailing Twelve Months (“TTM”) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $40 million and $45 million, respectively.  H&H Group is required to maintain TTM EBITDA of $45 million until such time as the New Ableco Facility is paid in full.  The covenant will then adjust to $40 million.

The Wells Fargo Facility and the New Ableco Facility each contain a minimum TTM Fixed Charge Coverage Ratio of 1:1 which requires that Fixed Charges, as defined in the agreements, are at least equal to TTM EBITDA at the measurement date.

The New Ableco Facility contains a maximum TTM Senior Leverage Ratio covenant which represents the ratio of senior debt to TTM EBITDA.  The ratio declines by 5/100ths each quarter: December 2010, 2.95; March 2011, 2.90; June 2011, 2.85; September 2011, 2.80; December 2011, 2.75 and March 2012, 2.70.  H&H Group is required to maintain a maximum TTM Senior Leverage Ratio covenant following the New Ableco Facility schedule until such time as the New Ableco Facility is paid in full.

The Wells Fargo Facility and the New Ableco Facility each contain a maximum amount for capital expenditures over the preceding four quarter period.  The December 2010 covenant is $21 million; increasing to $22 million in March 2011 and increasing to $23 million in June 2011.  The covenant remains $23 million thereafter.

The Company is in compliance with all of the debt covenants at December 31, 2010.

Subordinated Notes and Warrants

On October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the Steel Partners II Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the Steel Partners II Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 14, 2013.

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

The Subordinated Notes have embedded call premiums and warrants associated with them, as described above. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. As of December 31, 2010, a mark to market adjustment of $0.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $5.1 million.

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply the event that the Wells Fargo Facility and the New Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.  The Company is in compliance with all of the debt covenants at December 31, 2010.

In connection with the issuance of the Subordinated Notes and Warrants, the Company and H&H Group also entered into a Registration Rights Agreement dated as of October 15, 2010 (the “Registration Rights Agreement”) with the Steel Trusts.  Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Warrants and the shares of common stock of the Company issuable upon exercise of the Warrants.  H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

A loss on debt extinguishment of $1.2 million was recognized in the fourth quarter of 2010 in connection with the October 15, 2010 refinancing of the Company’s credit agreements. The loss on debt extinguishment consists of financing fees paid by the Company in connection with amendments to the extinguished debt.

Other Obligations

Pension Plan

In July 2003, the Company entered into a settlement agreement among the PBGC, HNH and several other parties (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, HNH agreed among other things that HNH will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future facility shutdown of a facility of HNH's former Wheeling-Pittsburgh Steel Corporation subsidiary, which subsidiary was wholly owned until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release HNH from any claims relating to any such shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of any such termination of the WHX Pension Plan.

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions for 2011 and 2012 of $14.9 million and $15.6 million, respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Environmental Issues

H&H’s facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  H&H could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  H&H has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which H&H disposed of hazardous substances.  As of December 31, 2010, H&H has established an accrual totaling $6.1 million with respect to certain presently estimated environmental remediation costs at certain of its facilities.  This estimated liability may not be adequate to cover the ultimate costs of remediation, and may change by a material amount in the near term, in certain circumstances, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, H&H expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such requirements may make it necessary for H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to H&H.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of December 31, 2010, H&H subsidiaries held customer metal comprised of 166,637 ounces of silver, 557 ounces of gold, and 1396 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of December 31, 2010 was $30.92, $1,421.07, and $797.00, respectively.

Summary

The Company believes that recent amendments to its financing arrangements, continuing improvements in its core operations, and stabilization of the global economy as it effects the markets that the Company serves, will permit the Company to generate sufficient working capital to meet its obligations as they mature.  The ability of the Company to meet its cash requirements for at least the next twelve months is dependent, in part, on the Company’s ability to meet its business plan.  Management believes that existing capital resources and sources of credit will be adequate to meet its current and anticipated cash requirements.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and in certain instances, will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs:

•
On October 15, 2010, the Company refinanced most of its debt, and expects that its effective interest rate will be reduced on a prospective basis, (Please see “Debt” section of this “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information).

•
The Company continues to apply the HNH Business System at all of its business units.  The HNH Business System is at the heart of the operational improvement methodologies for all HNH companies and employees. Strategy Deployment forms the roof of the HNH Business System and serves to convert strategic plans into tangible actions ensuring alignment of goals throughout each of our businesses. The pillars of the HNH Business System are the key performance indicators used to monitor and drive improvement.  The steps of the HNH Business System are the specific tool areas that drive the key performance indicators and overall performance.  HNH utilizes lean tools and philosophies to reduce and eliminate waste coupled with the Six Sigma tools targeted at variation reduction.  The HNH Business System is a proven, holistic approach to increasing shareholder value and achieving long term, sustainable, and profitable growth.

•
The Company is supporting profitable sales growth both internally and potentially through acquisitions. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

•
In 2010 and 2009, the Company engaged in various restructuring activities that management believes will result in a more efficient infrastructure that can be leveraged in the future. These activities included consolidation of the Bairnco corporate office into the HNH corporate office, the closure of facilities in Atlanta in 2010 and New Hampshire and Dallas in 2009 and relocation of the functions to other existing facilities.  In connection with these activities, restructuring charges totaled $0.5 million in 2010 and $1.6 million in 2009.

•
The Company decided to exit various businesses, including that of the Arlon CM segment in 2010.  In 2008 and 2009, the Company exited the welded specialty tubing market in Europe by closing its ITD subsidiary and the precious metal electroplating business of its Sumco subsidiary.

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

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its cash requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected and could raise substantial doubt that the Company will be able to continue to operate.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the LIFO method for precious metal inventories. Non precious metal inventories are stated at the lower of cost (determined by the first-in, first-out "FIFO" method or average cost) or market. For precious metal inventories, no segregation among raw materials, work in process and finished goods is practicable.

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

As of December 31, 2010 and 2009, the Company had contracted for $10.5 million and $7.2 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. Goodwill is reviewed annually for impairment in accordance with GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

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

To estimate the fair value of our reporting units, we considered an income approach and a market approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective.  The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.  The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued.  The use of multiple approaches (income and market approaches) is considered preferable to a single method.  In our case, full weight is given to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and suitable comparable public companies were not available to be used  under the market approach.  The income approach closely parallels investors’ consideration of the future benefits derived from ownership of an asset.

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

Pension and Postretirement Benefit Costs

The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans. Pension benefits are generally based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for most participants.

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

The WHX Pension Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, insurance contracts, and private investment funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments.  Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds, at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which is then used in the determination of the unfunded pension liability on the balance sheet.   Because of the inherent uncertainty of valuation of some of the pension plans’ investments in private investment funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available and are valued at their fair value as determined in good faith by the respective private investment funds, underlying investment managers, or the underlying investment funds.

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the WHX Pension Plan is summarized as follows:

Assumptions	Statement of Operations (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate
+1% increase	$(1.4)	$(39.9)
-1% decrease	1.1	43.7

Expected return on assets
+1% increase	(3.5)
-1% decrease	3.5

(1) Estimated impact on 2010 net periodic benefit costs.
(2) Estimated impact on 2010 pension liability.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  As of December 31, 2010, total accruals for environmental remediation were $6.1 million.

Legal Contingencies

The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which changes in estimate occur.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new disclosure requirements related to Fair Value Measurements and Disclosures—Accounting Standards Codification (“ASC”) 820-10, in order to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements, as well as additional information about transfers between levels and activity during the reporting period. It also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20); so as to refer to ASC 820-10 to determine the appropriate classes to present fair value disclosures about such plan assets.  Most of the new disclosures and clarifications of existing disclosures are effective for the Company’s interim and annual reporting periods of 2010, and the Company adopted them in the first quarter of 2010. Because the new requirements affect disclosures but do not change the accounting for any assets or liabilities, their adoption did not have an effect on the Company’s consolidated financial position and results of operations.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Handy & Harman Ltd.

We have audited the accompanying consolidated balance sheets of Handy & Harman Ltd. (formerly known as WHX Corporation prior to January 3, 2011) (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit and comprehensive income (loss) for each of the two years in the period ended December 31, 2010. Our audits of the basic financial statements included the financial statement schedules listed in the index appearing under Item 15(a)(2).  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. (formerly known as WHX Corporation prior to January 3, 2011) and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Edison, New Jersey
March 11, 2011

HANDY & HARMAN Ltd.
Consolidated Balance Sheets

(Dollars and shares in thousands except per share data)	December 31, 2010	December 31, 2009
ASSETS	(Dollars and shares in thousands)
Current Assets:
Cash and cash equivalents	$8,762	$8,796
Trade and other receivables-net of allowance for doubtful accounts of $2,318 and $2,408 in 2010 and 2009, respectively	70,345	62,551
Inventories	50,320	47,133
Deferred income taxes	1,238	1,023
Other current assets	9,153	8,136
Current assets of discontinued operations	23,162	25,025
Total current assets	162,980	152,664

Property, plant and equipment at cost, less accumulated depreciation and amortization	78,223	83,240
Goodwill	63,917	63,946
Other intangibles, net	31,538	33,931
Other non-current assets	14,946	11,801
Non-current assets of discontinued operations	1,944	8,258
	$353,548	$353,840
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$38,273	$31,915
Accrued liabilities	33,832	21,514
Accrued environmental liability	6,113	6,692
Accrued interest - related party	411	1,600
Short-term debt	42,890	19,087
Current portion of long-term debt	4,452	5,944
Deferred income taxes	355	300
Current portion of pension liability	14,900	9,700
Current liabilities of discontinued operations	6,435	6,550
Total current liabilities	147,661	103,302

Long-term debt	91,417	95,106
Long-term debt - related party	32,547	54,098
Long-term interest accrual - related party	-	11,797
Accrued pension liability	98,425	92,655
Other employee benefit liabilities	4,429	4,840
Deferred income taxes	3,988	4,258
Other liabilities	4,941	5,255
Long term liabilities of discontinued operations	300	326
	383,708	371,637

Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(135,865)	(118,402)
Additional paid-in capital	552,844	552,834
Accumulated deficit	(447,261)	(452,351)
Total stockholders' deficit	(30,160)	(17,797)
	$353,548	$353,840

The accompanying notes are an integral part of these consolidated financial statements.

HANDY & HARMAN Ltd.
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009

	(in thousands except per share data)

Net sales	$581,515	$474,091
Cost of goods sold	425,952	355,859
Gross profit	155,563	118,232

Selling, general and administrative expenses	110,057	93,438
Pension expense	4,349	14,097
Asset impairment charges	1,643	3,016
Goodwill impairment charge	-	1,140
Income from proceeds of insurance claims, net	(1,292)	(4,035)
Restructuring charges	507	1,569
Other operating expenses	44	132
Income from continuing operations	40,255	8,875
Other:
Interest expense	26,310	25,775
Realized and unrealized loss on derivatives	5,983	777
Other expense (income)	185	(110)
Income (loss) from continuing operations before tax	7,777	(17,567)
Tax provision (benefit)	3,276	(497)
Income (loss) from continuing operations, net of tax	4,501	(17,070)

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	499	(6,003)
Gain on disposal of assets, net of tax	90	1,832
Net income (loss) from discontinued operations	589	(4,171)

Net income (loss)	$5,090	$(21,241)

Basic and diluted per share of common stock

Income (loss) from continuing operations, net of tax	$0.37	$(1.40)
Discontinued operations, net of tax	0.05	(0.34)
Net income (loss)	$0.42	$(1.74)

Weighted average number of common shares outstanding	12,179	12,179

The accompanying notes are an integral part of these consolidated financial statements.

HANDY & HARMAN Ltd.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,090	$(21,241)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	16,417	17,124
Non-cash stock based compensation	221	186
Amortization of debt related costs	1,606	1,429
Loss on extinguishment of debt	1,210	-
Long-term interest on related party debt	11,045	9,560
Deferred income taxes	(392)	(955)
Loss on asset dispositions	44	132
Asset impairment charges	1,643	3,017
Goodwill impairment charge	-	1,140
Unrealized loss (gain) on derivatives	(14)	409
Reclassification of net cash settlements on derivative instruments	5,585	368
Net cash provided by operating activities of discontinued operations	3,616	9,176
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(8,228)	4,906
Inventories	(3,456)	9,375
Other current assets	(1,385)	2,129
Other current liabilities	11,359	209
Other items-net	437	2,544
Net cash provided by operating activities	44,798	39,508
Cash flows from investing activities:
Plant additions and improvements	(10,605)	(7,212)
Net cash settlements on derivative instruments	(5,585)	(368)
Proceeds from sales of assets	384	110
Proceeds from sale of investment	-	3,113
Net cash provided by investing activities of discontinued operations	1,410	2,413
Net cash used in investing activities	(14,396)	(1,944)
Cash flows from financing activities:
Proceeds of term loans	46,000	9,577
Net revolver borrowing (repayments)	24,002	(14,164)
Repayments of term loans - domestic	(89,690)	(26,768)
Repayments of term loans - foreign	(2,184)	-
Repayments of term loans - related party	(6,000)	-
Deferred finance charges	(3,842)	(1,191)
Net change in overdrafts	1,494	(231)
Net cash used to repay debt of discontinued operations	-	(4,559)
Other	(92)	(274)
Net cash used in financing activities	(30,312)	(37,610)
Net change for the period	90	(46)
Effect of exchange rate changes on net cash	(124)	186
Cash and cash equivalents at beginning of period	8,796	8,656
Cash and cash equivalents at end of period	$8,762	$8,796

Non-cash investing activities:
Sale of property for mortgage note receivable	$630	$-

The accompanying notes are an integral part of these consolidated financial statements.

HANDY & HARMAN Ltd.
Consolidated Statements of Changes in Stockholders’ Deficit and Comprehensive Income (Loss)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Capital in Excess of Par Value	Total Stockholders' Deficit
	Shares	Amount

Balance, January 1, 2009	12,179	$122	$(163,502)	$(431,110)	$552,583	$(41,907)

Current period change	-	-	45,100	-		45,100
Net loss	-	-	-	(21,241)	-	(21,241)
Total comprehensive income						23,859
Amortization of stock options	-	-	-	-	251	251

Balance, December 31, 2009	12,179	$122	$(118,402)	$(452,351)	$552,834	$(17,797)

Current period change	-	-	(17,463)	-		(17,463)
Net income	-	-	-	5,090	-	5,090
Total comprehensive loss						(12,373)
Amortization of stock options	-	-	-	-	10	10

Balance, December 31, 2010	12,179	$122	$(135,865)	$(447,261)	$552,844	$(30,160)

	Year Ended December 31,
Comprehensive Income (Loss)	2010	2009

Net income (loss)	$5,090	$(21,241)

Changes in pension plan assets and other benefit obligations:
Curtailment/settlement gain/(loss)	(64)	169
Current year actuarial gain/(loss)	(25,556)	29,940
Amortization of actuarial loss	8,908	13,215
Amortization prior service (credit)/cost	63	63

Foreign currency translation adjustment	(814)	1,549
Valuation of marketable equity securities	-	164
Comprehensive income (loss)	$(12,373)	$23,859

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of the Business

Organization

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), the parent company, manages a group of businesses on a decentralized basis.  HNH owns Handy & Harman Group Ltd. (“H&H Group”) which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon EM”), Arlon Coated Materials (“Arlon CM”), and Kasco Blades and Route Repair Services (“Kasco”).  The business units of HNH principally operate in North America.  All references herein to “we,” “our” or the “Company” shall refer to HNH, together with all of its subsidiaries.

Note 1a – Management’s Plans and Liquidity

Liquidity

The Company recorded net income of $5.1 million in 2010, and generated $44.8 million of positive cash flow from operating activities.  This compares with a net loss of $21.2 million and $39.5 million provided by cash flows from operating activities in 2009.  As of December 31, 2010, the Company had an accumulated deficit of $447.3 million.

On March 7, 2005, the Company filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  The Company continued to operate its business and own and manage its assets as a debtor in possession until it emerged from protection under Chapter 11 of the Bankruptcy Code on July 29, 2005.

As of December 31, 2010, the Company’s current assets totaled $163.0 million and its current liabilities totaled $147.7 million, resulting in working capital of $15.3 million, as compared to working capital of $49.4 million as of December 31, 2009.

HNH, the parent company

On October 15, 2010, the Company refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.

HNH, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit it to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”) and paying HNH’s administrative costs.  The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2011 and 2012 of $14.9 million and $15.6 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2010, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $3.0 million and current liabilities of approximately $18.0 million.  Such current liabilities include $14.9 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements, in addition to an unsecured loan of up to $3.5 million in any fiscal year for other purposes.

Management expects that HNH will be able to fund its operations in the ordinary course of business over at least the next twelve months.

Handy & Harman Group Ltd.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2010, H&H Group’s availability under its U.S. revolving credit facilities was $24.2 million, and as of January 31, 2011, availability was $18.3 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

The Company believes that recent amendments to its financing arrangements, continuing improvements in its core operations, and stabilization of the global economy as it effects the markets that the Company serves, will permit the Company to generate sufficient working capital to meet its obligations for at least the next twelve months.  However, if the Company’s cash needs are greater than anticipated or the Company does not materially satisfy its business plan, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.

The Company has taken the following actions, which it believes has and in certain instances, will continue to improve liquidity over time and help provide for adequate liquidity to fund the Company’s capital needs:

•	On October 15, 2010, the Company refinanced its debt, and expects that its effective interest rate will be reduced on a prospective basis. (See Note 13-“Debt” for additional information).

•
The Company continues to apply the HNH Business System at all of its business units which utilizes lean tools and philosophies to reduce and eliminate waste, coupled with the Six Sigma tools targeted at variation reduction.

•
The Company is supporting profitable sales growth both internally and potentially through acquisitions. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

•
In 2010 and 2009, the Company engaged in various restructuring activities that management believes will result in a more efficient infrastructure that can be leveraged in the future. These activities included consolidation of the Bairnco corporate office into the HNH corporate office, the closure of facilities in Atlanta in 2010 and New Hampshire and Dallas in 2009 and relocation of the functions to other existing facilities.  In connection with these activities, restructuring charges totaled $0.5 million in 2010 and $1.6 million in 2009.

•
The Company decided to exit various businesses, including that of the Arlon CM segment in 2010.  In 2008 and 2009, the Company exited the welded specialty tubing market in Europe by closing its Indiana Tube Denmark (“ITD”) subsidiary and the precious metal electroplating business of its Sumco Inc. (“Sumco”) subsidiary.

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

In view of the matters described in the preceding paragraphs, management believes that the Company has the ability to meet its cash requirements on a continuing basis for at least the next twelve months.  However, if the Company’s planned cash flow projections are not met and/or credit is not available in sufficient amounts, management could consider the additional reduction of certain discretionary expenses and sale of certain assets.  In the event that these plans are not sufficient and/or the Company’s credit facilities are not adequate, the Company’s ability to operate could be materially adversely affected and could raise substantial doubt that the Company will be able to continue to operate.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of HNH and its subsidiaries.  All material intercompany transactions and balances have been eliminated.  Discontinued operating entities are reflected as discontinued operations in the Company’s results of operations and statements of financial position.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2010 and 2009, the Company had cash held in foreign banks of $4.8 million and $4.9 million, respectively.  The Company’s credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is not significant given that as a condition of its revolving credit agreements (See Note 13 - “Debt”), cash balances in U.S. banks are generally swept on a nightly basis to pay down the Company’s revolving credit loans.  At December 31, 2010, HNH, the parent company, held cash and cash equivalents which exceeded federally-insured limits by approximately $2.9 million, all of which was invested in a money market account that invests solely in US government securities.

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

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of sales, when incurred.  In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales.  The Company accounts for sales taxes on a net basis and such sales taxes are not included in net sales on the consolidated statements of operations.

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

The Company believes that the credit risk with respect to Trade Accounts Receivable is limited due to the Company’s credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base.  There were no customers which accounted for more than 5% of consolidated net sales in 2010 or 2009.  In both 2010 and 2009, the 15 largest customers accounted for approximately 28% of consolidated net sales.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for precious metal inventories. Non precious metal inventories are stated at the lower of cost (determined by the first-in, first-out “FIFO” method or average cost method) or market. For precious metal inventories, no segregation among raw materials, work in process and finished goods is practicable.

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

As of December 31, 2010 and 2009, the Company had contracted for $10.5 million and $7.2 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

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

Property, Plant and Equipment

Property, plant and equipment is recorded at historical cost.  Depreciation of property, plant and equipment is provided principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery & equipment 3 –15 years and buildings and improvements 10 – 30 years. Interest cost is capitalized for qualifying assets during the assets’ acquisition period.   Maintenance and repairs are charged to expense and renewals and betterments are capitalized. Profit or loss on dispositions is credited or charged to operating income.

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in business combinations.  Goodwill is reviewed annually for impairment in accordance with GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

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

To estimate the fair value of our reporting units, we considered an income approach and a market approach. The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, the estimates are based on assumed growth rates. We believe the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital (“WACC”) of a market participant.  Such estimates are derived from our analysis of peer companies and considered the industry weighted average return on debt and equity from a market participant perspective.  The Company believes the assumptions used to determine the fair value of our respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result and there could be the potential that an impairment charge could result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows.  The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired.  If comparable companies are not available, the market approach is not used.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued.  The use of multiple approaches (e.g. income and market approaches) is considered preferable to a single method.  In our case, full weight was given to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and suitable comparable public companies were not available to be used under the market approach.  The income approach closely parallels investors’ consideration of the future benefits derived from ownership of an asset.

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

Equity Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The Company accounted for its investment in CoSine Communications, Inc. (“CoSine”) using the equity method of accounting. The CoSine investment was sold in 2009.

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

Income Taxes

Income taxes currently payable or tax refunds receivable are recorded on a net basis and included in accrued liabilities on the consolidated balance sheets.    Deferred income taxes reflect the tax effect of net operating loss carryforwards (“NOLs”), capital loss or tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting (GAAP) and income tax purposes, as determined under enacted tax laws and rates.  Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred tax asset will not be realized.  The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

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

Fair Value Measurements

The Company adopted Accounting Standards Codification (“ASC”) No. 820, “Fair Value Measurements” effective January 1, 2009.  Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e, the “exit price”) in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to the short-term maturities of these assets and liabilities.  Carrying cost approximates fair value for long-term debt which has variable interest rates.

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

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value on a recurring basis.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements. The embedded derivative features of the Company’s Subordinated Notes and related warrants are valued at fair value on a recurring basis and are considered Level 3 measurements.

Legal Contingencies

 The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations.  Advertising, promotion and trade show costs totaled approximately $3.6 million in 2010 and $3.3 million in 2009.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and income or loss of discontinued operations (see Note 4) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

Note 3 – Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new disclosure requirements related to Fair Value Measurements and Disclosures—ASC 820-10, in order to provide a greater level of disaggregated information and more robust disclosures about valuation techniques and inputs to fair value measurements, as well as additional information about transfers between levels and activity during the reporting period. It also includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets (ASC 715-20); so as to refer to ASC 820-10 to determine the appropriate classes to present fair value disclosures about such plan assets.  Most of the new disclosures and clarifications of existing disclosures are effective for the Company’s interim and annual reporting periods of 2010, and the Company adopted them in the first quarter of 2010. Because the new requirements affect disclosures but do not change the accounting for any assets or liabilities, their adoption did not have an effect on the Company’s consolidated financial position and results of operations.

Note 4 – Discontinued Operations

Arlon CM

In 2010, the Company decided to exit the business of manufacturing adhesive films, specialty graphic films and engineered coated products, and in February 2011, the Company entered into two separate asset sale transactions.  (See Note 21-“Subsequent Events”).  These businesses comprised the Arlon CM segment.  The Company recorded an asset impairment charge of $1.3 million in connection with certain of these assets.

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close H&H’s Indiana Tube Denmark subsidiary (“ITD”), sell its assets, pay off its debt, and repatriate the remaining cash. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment.  A gain on the sale of equipment of $1.7 million was recognized. ITD repaid all of its $4.6 million of long-term debt during 2009.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale.  The facility is included in “Other non-current assets” on the consolidated balance sheet as of December 31, 2010.

Sumco, Inc.

The Company also evaluated its Sumco subsidiary in light of ongoing operating losses and future prospects.  Sumco provided electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  Sumco had been part of the Precious Metal segment.  The Company decided to exit this business. In 2009, Sumco entered into a lease of its former manufacturing facility in Indianapolis, Indiana and granted the tenant an option to purchase the facility. On October 13, 2010, Sumco completed the sale of the facility and in addition, sold the rights to the Sumco name.  The net proceeds of $1.7 million approximated the carrying value of the Sumco long-term assets and accordingly, no significant gain or loss was recorded on the sale.

The following assets and liabilities of the discontinued operations, ITD, Sumco, and Arlon CM, have been segregated in the accompanying consolidated balance sheets as of December 31, 2010 and 2009.

(in thousands)
	December 31, 2010	December 31, 2009
Current Assets:
Trade accounts receivable	$10,203	$10,686
Inventory	11,979	13,107
Other current assets	980	1,232
	$23,162	$25,025

Long-term Assets:
Property, plant & equipment, net	$1,865	$8,154
Intangibles, net	79	104
	$1,944	$8,258

Current Liabilities:
Other current liabilities	$6,435	$6,550
	$6,435	$6,550

Non-current Liabilities:
Deferred income taxes	$229	$171
Other non-current liabilities	71	155
	$300	$326

The income (loss) from Discontinued Operations consists of the following:

	Years ended December 31,
(in thousands)	2010	2009

Net sales	$74,860	$80,114

Asset impairment charges	(1,347)	(1,149)

Restructuring charges	-	(783)

Operating income (loss)	624	(5,439)

Interest/other income (expense)	14	(668)

Income tax benefit (expense)	(139)	104

Income (loss) from discontinued operations, net	499	(6,003)

Note 5 –Restructuring Charges

In 2010 and 2009, the Company engaged in various cost improvement initiatives in order to positively impact productivity and profitability, including certain activities that management believes will result in a more efficient infrastructure that can be leveraged in the future.

During 2010, the Company commenced a restructuring plan to move Kasco’s Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, costs of $0.5 million were incurred in the twelve months ended December 31, 2010, principally for employee compensation and moving costs.  This restructuring project was completed in the fourth quarter of 2010.

For the twelve months ended December 31, 2009, restructuring charges totaled $1.6 million.  Restructuring costs of $0.6 million were recorded in 2009 relating to the consolidation of the former Bairnco Corporate office into the HNH Corporate office.  In addition, in April 2009, the Company announced the closure of a facility in New Hampshire which was part of the Precious Metal segment and the relocation of the functions to its facility in Milwaukee.  Restructuring costs of approximately $0.4 million were recorded in connection with this relocation, including an estimate of future net lease costs for the facility.  EuroKasco S.A. (“EuroKasco”), which is part of the Kasco segment, engaged in restructuring activities during 2009, and recorded approximately $0.5 million of expense related mainly to workforce reduction.

As of December 31, 2010, approximately $0.1 million of future lease costs for the New Hampshire facility of the Precious Metal segment was accrued and included in accrued liabilities on the balance sheet.  This lease terminates in 2014.

The restructuring costs and activity in the restructuring reserve for the year ended December 31, 2010 consisted of:

	December 31, 2009	Expense	Payments	December 31, 2010
(in thousands)
Termination benefits	$92	$201	$(256)	$37
Rent expense	166	-	(25)	141
Other facility closure costs	-	306	(306)	-
	$258	$507	$(587)	$178

Note 6 –Asset Impairment Charges

A non-cash asset impairment charge of $1.6 million was recorded in 2010 as part of income from continuing operations.  During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta.  The impairment charge represents the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located. The Company owns certain real property that is not currently used in operations and is not being depreciated, principally former manufacturing plants.  Such real property is included in Other Non-Current Assets on the consolidated balance sheets.  In accordance with GAAP, the Company reviews such properties for impairment and in 2009, determined that certain properties should be written down to fair value.  In the fourth quarter of 2009, the Company recorded non-cash asset impairment charges of $1.0 million related to these properties.

In addition, in the second quarter of 2009, the Company recorded a $0.9 million non-cash impairment charge related to certain manufacturing equipment located at one of its Tubing facilities.  The equipment had been utilized exclusively in connection with a discontinued product line, had no other viable use to the Company, and limited scrap value.

In 2009, the Company also recorded a $1.1 million impairment charge related to an investment accounted for under the equity method.  The equity investment was sold by the Company during the third quarter of 2009 for cash proceeds of $3.1 million, and the amount of the impairment represented the difference between the carrying value of the investment and the selling price.

Note 7 – Pensions and Other Postretirement Benefits

The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans. The Company’s significant pension, health care benefit and defined contribution plans are discussed below.  The Company’s other defined contribution plans are not significant individually or in the aggregate.

Qualified Pension Plans

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H employees and certain employees of H&H’s former subsidiary, Wheeling-Pittsburgh Corporation, or (“WPC”).  The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan.  The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997.  Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP Plan”).  The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997.  Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit.

WPC employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003 and as a result such employees no longer accrue benefits under the WHX Pension Plan.

Bairnco Corporation had several pension plans (“Bairnco Plans”), which covered substantially all of its employees.  In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan.  On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan. The remaining plan that has not been merged with the WHX Pension Plan covers certain employees at a facility located in Bear, Delaware (the “Bear Plan”), and the pension benefits under the Bear Plan have been frozen.

Bairnco’s Canadian subsidiary provides retirement benefits for its employees through a defined contribution plan.  In addition, the Company’s European subsidiaries provide retirement benefits for employees consistent with local practices.  The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment.  However, as noted above, the qualified pension benefits were frozen for most participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP.  The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation (“PBGC”) from previously terminated plans.  Individual employee accounts established under the RSP are maintained until retirement.  Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan.  Aggregate account balances held in trust in individual RSP Plan participants’ accounts totaled $23.0 million at December 31, 2010.  These assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at December 31, 2010.

In 2010, certain current and retired employees of H&H are covered by postretirement medical benefit plans which provide benefits for medical expenses and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses, the Company’s payments are capped.  The measurement date for plan obligations is December 31. In 2010, benefits were discontinued under one of these postretirement medical plans.  In 2009, the Company also had a postretirement Executive Life Insurance program that provided for life insurance benefits, as defined, for certain Company executives upon their retirement.  During 2009, this plan was terminated and all policies were either terminated for cash value or transferred to the participants.  In 2010 and 2009, as a result of the discontinuance of these benefits, the Company reduced its postretirement benefits expense by $0.7 million and $1.1 million, respectively.

The components of pension expense and components of other postretirement benefit expense (income) for the Company’s benefit plans included the following:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Service cost	$190	$379	$-	$41
Interest cost	24,117	25,709	191	248
Expected return on plan assets	(28,877)	(25,196)	-	-
Amortization of prior service cost	63	63	-	-
Actuarial loss amortization	8,878	13,215	42	-
Curtailment/Settlement	-	-	(712)	(1,114)
Total	$4,371	$14,170	$(479)	$(825)

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rates:
WHX Pension Plan	5.55%	6.00%	N/A	N/A
Other postretirement benefit plans	N/A	N/A	5.55%	6.00%
Bear Plan	6.05%	6.15%	N/A	N/A
Expected return on assets	8.50%	8.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	8.00%	8.00%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2016	2015

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company’s qualified defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$454,469	$447,271	$3,714	$4,233
Service cost	190	379	-	41
Interest cost	24,116	25,709	191	248
Settlement	-	-	(648)	(1,282)
Actuarial loss	24,754	15,388	380	769
Participant Contributions	-	-	17	52
Benefits paid	(37,744)	(35,505)	(200)	(347)
Transfers from RSP	6,741	1,227	-	-
Benefit obligation at December 31	$472,526	$454,469	$3,454	$3,714

Change in plan assets:
Fair value of plan assets at January 1	$352,460	$313,522	$-	$-
Business Combinations	-	-	-	-
Actual returns on plan assets	25,406	71,265	-	-
Participant Contributions	-	-	17	52
Benefits paid	(37,744)	(35,505)	(200)	(347)
Company contributions	9,633	1,951	183	295
Transfers from RSP	9,788	1,227	-	-
Fair value of plan assets at December 31	$359,543	$352,460	$-	$-

Funded status	$(112,983)	$(102,009)	$(3,454)	$(3,714)

Accumulated benefit obligation (ABO) for qualified
defined benefit pension plans :
ABO at January 1	$454,469	$447,271	$3,714	$4,233
ABO at December 31	472,526	454,469	$3,454	$3,714

Amounts Recognized in the Statement of
Financial Position
Noncurrent Asset	$-	$-	$-	$-
Current liability	(14,900)	(9,700)	(215)	(215)
Noncurrent liability	(98,083)	(92,309)	(3,239)	(3,499)
Total	$(112,983)	$(102,009)	$(3,454)	$(3,714)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rates:
WHX Pension Plan	4.95%	5.55%	N/A	N/A
Bear Plan	5.50%	6.05%	N/A	N/A
Other postretirement benefit plans	N/A	N/A	5.10%	5.55%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	7.50%	8.00%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2016	2016

Pretax amounts included in “Accumulated other comprehensive loss” at December 31, 2010 and 2009 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2010	2009	2010	2009
Prior service cost	$138	$200	$-	$-
Net actuarial loss	143,060	126,763	1,180	777
Accumulated other comprehensive loss	$143,198	$126,963	$1,180	$777

The pretax amount of actuarial losses and prior service cost included in “Accumulated other comprehensive loss” at December 31, 2010 that is expected to be recognized in net periodic benefit cost in 2011 is $9.5 million and -0-, respectively, for defined benefit pension plans and -0- and  -0-, respectively, for other postretirement benefit plans.

Other changes in plan assets and benefit obligations recognized in “Comprehensive income” are as follows:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Curtailment/Settlement gain (loss)	$-	$169	$(64)	$-
Current year actuarial gain (loss)	(25,176)	30,539	(380)	(599)
Amortization of actuarial loss	8,866	13,215	42	-
Amortization of prior service cost	63	63	-	-
Total recognized in comprehensive income	$(16,247)	$43,986	$(402)	$(599)

Benefit obligations were in excess of plan assets for all pension plans and other postretirement benefit plans at both December 31, 2010 and 2009. The accumulated benefit obligation for all defined benefit pension plans was $472.5 million and $454.5 million at December 31, 2010 and 2009, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(in thousands)
Projected benefit obligation	$472,526	$454,469	$3,454	$3,714
Accumulated benefit obligation	472,526	454,469	3,454	3,714
Fair value of plan assets	359,543	352,460	-	-

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

The Company’s investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plan to ensure that funds are available to meet benefit obligations when due.  The three to five year objective of the WHX Pension Plan is to achieve a rate of return that exceeds the Company’s expected earnings rate by 150 basis points at prudent levels of risk.  Therefore the pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return.  There are no target allocations.  The WHX Pension Plan’s assets are diversified as to type of assets, investment strategies employed, and number of investment managers used.  Investments may include equities, fixed income, cash equivalents, convertible securities, and private investment funds.  Derivatives may be used as part of the investment strategy.  The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

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

The WHX/Bear Pension Plan’s assets at December 31, 2010 and 2009, by asset category, are as follows:

WHX/Bear Pension Assets
(in thousands)

Fair Value Measurements as of December 31, 2010:
	Assets (Liabilities) at Fair Value as of December 31, 2010
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$20,475	$257	$-	$20,732
U.S. mid-cap growth	37,493	902	-	38,395
U.S. small-cap value	5,657	-	317	5,974
International large cap value	17,602	-	-	17,602
Emerging markets growth	3,831	-	-	3,831
Equity contracts	608	-	-	608
Fixed income securities:				-
Corporate bonds	7,831	24,927	595	33,353
Bank debt	-	1,464	-	1,464
Other types of investments:
Common trust funds (1)	-	97,258	-	97,258
Fund of funds (2)	-	32,416	31,658	64,074
Insurance contracts (3)	-	753	9,268	10,021
	93,497	157,977	41,838	293,312
Futures contracts, net	(62,655)	(158)	-	(62,813)
Total	$30,842	$157,819	$41,838	$230,499
Cash & cash equivalents				131,248
Net payables				(2,204)
Total pension assets				$359,543

Fair Value Measurements as of December 31, 2009:
	Assets (Liabilities) at Fair Value as of December 31, 2009
Asset Class	Level 1	Level 2	Level 3	Total
Equities	$27,607	$950	$-	$28,557
Fixed income securities	8,664	26,320	124	35,108
Common trust funds (1)	-	106,616	-	106,616
Fund of funds (2)	-	32,953	27,594	60,547
Insurance contracts (3)		723	9,361	10,084
	36,271	167,562	37,079	240,912
Derivative contracts, net	(836)	(199)	-	(1,035)
Total	$35,435	$167,363	$37,079	$239,877
Cash & cash equivalents				115,508
Net payables				(2,925)
Total pension assets				$352,460

(1)  Common Trust Funds- Common trust funds are comprised of shares or units in commingled funds that are not publicly traded.  The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities, and commodity-related securities and are valued at their Net Asset Values (“NAVs”) that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

(2)  Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities, and commodity-related securities. The LLCs are valued based on NAVs calculated by the fund and are not publicly available.  In most cases, the liquidity for the LLCs is quarterly with advance notice and is subject to liquidity of the underlying funds.  In some cases, there may be extended lock-up periods greater than 90 days or side-pockets for non-liquid assets.

(3)  Insurance contracts contain general investments and money market securities. The fair value of insurance contracts is determined based on the cash surrender value which is determined based on such factors as the fair value of the underlying assets and discounted cash flow. These contracts are with a highly-rated insurance company. Insurance contracts are classified within level 3 and the money market component is classified within level 2 of the valuation hierarchy. In 2009, insurance contracts had been classified wholly within level 2 assets, but have been presented above in a manner consistent with 2010 for comparability purposes.

The Company’s policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

The fair value measurements of the WHX/Bear Pension Plan assets using significant unobservable inputs (Level 3) changed during 2010 due to the following:

2010 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fixed income securities	Fund of funds	Insurance contracts (c)	U.S. Small Cap Value
Beginning balance as of January 1, 2010	$124	$27,594	$9,361	$-
Transfers into Level 3 (a)		-	-	317
Transfers out of Level 3 (b)		(229)	-	-
Gains or losses included in changes in net assets	471	4,293	1,115	-
Purchases, issuances, sales and settlements
Purchases	-	-	9,008	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	(10,216)	-
Ending balance as of December 31, 2010	$595	$31,658	$9,268	$317

Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$471	$4,293	$1,115	$-

(a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decreases in market activity for these securities.

(b)	Transfers from Level 3 to Level 2 upon expiration of the restrictions.

(c)	Insurance contracts cannot be redeemed or transferred as these investments secure the insurance contracts that retirees of the WHX Pension Plan are due as part of their benefit payments.

2009 Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

	Fixed income securities	Fund of funds
Beginning balance as of January 1, 2009	$-	$1,383
Transfers into Level 3	-	-
Transfers out of Level 3	-	(333)
Gains or losses included in changes in net assets	(306)	8,185
Purchases, issuances, sales and settlements	430	18,359
Ending balance as of December 31, 2009	$124	$27,594

The category, fair value, redemption frequency, and redemption notice period for those assets for which fair value is estimated using the NAV per share (or its equivalent) as of December 31, 2010 were as follows:

2010 Fair Value Estimated using NAV per Share (or its equivalent)

Class Name	Description	Fair Value (in thousands)	Redemption frequency	Redemption Notice Period
Fund of funds	Long Short Equity Fund	$ 4,488	Quarterly	45 day notice
Fund of funds	Credit Long short hedge fund	31,087	2 year lock	90 day notice
Fund of funds	Multi-strategy hedge funds	362	Quarterly	45 day notice
Fund of funds	Fund of fund composites - side pocket	571	None	Not determinable
Fund of funds	Fund of fund composites	27,566	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	97,258	Quarterly	45 day notice

The Company’s Pension Plans’ asset allocations at December 31, 2010 and 2009, by asset category, are as follows:

	WHX/Bear Plans
	2010	2009
Asset Category
Cash and cash equivalents	35%	32%
Equity securities	7%	8%
Fixed income securities	10%	10%
Insurance contracts	3%	3%
Common trust funds	27%	30%
Fund of funds	18%	17%
Total	100%	100%

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

The Company expects to have required minimum contributions for the WHX Pension Plan for 2011 and 2012 of $14.9 million and $15.6 million, respectively.   Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Postretirement
Years	Benefits	Benefits
2011	$35,680	$198
2012	35,622	211
2013	35,462	218
2014	35,252	228
2015	34,987	242
2016-2020	168,804	1,217

Non-Qualified Pension Plans

In addition to the aforementioned benefit plans, H&H had a non-qualified pension plan for certain current and retired employees.  Such plan adopted an amendment effective January 1, 2006, to freeze benefits under the plan.  In 2009, H&H decided to cash out any remaining participants in the plan in 2010, and the final payout of participant balances was made in December 2010.

The components of pension (income) expense for the Company’s non-qualified pension plans included the following:

	2010	2009
	(in thousands)
Interest cost	$11	$11
Settlement credit	(13)	-
Total	$(2)	$11

                Assumptions used to determine net periodic benefit expense (income) for the period are as follows:

	2010	2009
Discount rate	5.55%	6.00%
Rate of compensation increase	N/A	N/A

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plan’s obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company’s non-qualified pension plan:

	2010	2009
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$220	$242
Service cost	-	-
Interest cost	11	11
Actuarial gain	-	(27)
Benefits paid	(231)	(6)
Benefit obligation at December 31	$-	$220

Plan assets	$-	$-
Funded status	$-	$(220)

The pre tax amounts recognized in accumulated other comprehensive income:
Net actuarial gain	$-	$(13)

Accumulated benefit obligation for defined benefit pension plans :
Accumulated benefit obligation at January 1	$220	$242
Accumulated benefit obligation at December 31	-	220

Assumptions used to determine benefit obligations at December 31 are as follows:

	2010	2009
Discount rate	N/A	5.55%
Rate of compensation increase	N/A	N/A

Contributions

The non-qualified plan is not funded.  Employer contributions are equal to annual benefit payments.

Benefit Payments

The Company does not expect that there will be any future benefit payments for the H&H non-qualified plan.

401(k) Plans

Certain employees participate in a Company sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis.  In January 2009, the Company suspended its employer contributions to the 401(k) savings plan for all employees not covered by a collective bargaining agreement. In January 2010, the matching contribution was reinstated, with a match of 50% of the first 6% of the employee’s contribution, provided that employees had made an election to participate in the 401(k) savings plan on or before January 31, 2010.  The charge to expense for the Company’s matching contribution amounted to $1.3 million in 2010 and $-0- in 2009.

Note 8 – Income Taxes

	2010	2009
	(in thousands)
Income (loss) before income taxes:
Domestic	$890	$(19,157)
Foreign	6,887	1,590
Total income (loss) before income taxes	$7,777	$(17,567)

The provision for (benefit from) income taxes for the two years ended December 31 is as follows:

	2010	2009
	(in thousands)
Income Taxes
Current
Domestic	$2,271	$190
Foreign	1,379	31
Total income taxes, current	$3,650	$221
Deferred
Domestic	$(279)	$(744)
Foreign	(95)	26
Total income taxes, deferred	$(374)	$(718)
Income tax provision (benefit)	$3,276	$(497)

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

Deferred Income Tax Sources	2010	2009
	(in thousands)
Current Deferred Tax Items:
Inventory	$3,805	$1,954
Environmental Costs	2,301	2,509
Accrued Expenses	3,605	2,306
Miscellaneous Other	868	828
Current deferred income tax asset before valuation allowance	10,579	7,597
Valuation allowance	(9,341)	(6,574)
Current deferred tax asset	$1,238	$1,023

Foreign	$(355)	$(300)
Current deferred tax liability	$(355)	$(300)

Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	$999	$1,243
Net operating loss carryforwards	69,890	77,530
Capital loss carryforward	2,148	-
Additional minimum pension liability	42,903	39,394
Impairment of long-lived assets	3,092	4,029
California tax credits	344	411
Foreign tax credits	443	443
Minimum tax credit carryforwards	2,163	1,950
Miscellaneous other	327	161
Non current deferred tax asset before valuation allowance	122,309	125,161
Valuation allowance	(107,348)	(106,719)
Non current deferred tax asset	14,961	18,442

Property plant and equipment	(10,318)	(12,177)
Intangible assets	(6,203)	(7,908)
Undistributed foreign earnings	(1,272)	(1,489)
Other-net	(1,156)	(1,126)
Non current deferred tax liability	(18,949)	(22,700)
Net non current deferred tax liability	$(3,988)	$(4,258)

GAAP requires that a net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized. Due to the Company’s recurring tax losses and only recent history of generating limited amounts of taxable income, a valuation allowance of $116.7 million has been established.  Included in deferred tax assets at December 31, 2010 are U.S. federal NOLs of $187.0 million ($65.4 million tax-effected), as well as certain foreign and state NOLs.  The U.S. federal NOLs expire between 2017 and 2029.  Management performs a periodic evaluation of deferred tax assets and will adjust the valuation allowance as circumstances warrant. Also, included in deferred income tax assets are tax credit carryforwards of $3.0 million. The net current deferred tax asset is expected to be realizable from the reversal of offsetting temporary differences.

Net income taxes payable totaled $3.0 million and $1.4 million as of December 31, 2010 and 2009, respectively.

Upon its emergence from bankruptcy on July 29, 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code, which imposes annual limitations on the utilization of net operating carryforwards post ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company’s U.S. federal NOLs of $187.0 million as of December 31, 2010 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2010, the Company has a deferred income tax liability relating to $3.5 million of undistributed earnings of foreign subsidiaries.  In addition, there were approximately $10.4 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total federal, state and foreign income taxes paid in 2010 and 2009 were $2.7 million and $2.5 million, respectively.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income (loss) as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Income (loss) from continuing operations before income tax	$7,777	$(17,567)
Tax provision (benefit) at statutory rate	$2,665	$(6,148)
Increase (decrease) in tax due to:
Foreign dividend income	381	454
Incentive stock options granted	2	74
State income tax, net of federal effect	1,185	192
Increase (decrease) in valuation allowance	(234)	4,410
Increase in liability for uncertain tax positions	233	409
Change in estimated deferred state tax rate	-	(455)
Expiration of net operating loss carryforward	-	1,110
Net effect of foreign tax rate and tax holidays	(795)	(2,295)
Other, net	(161)	1,752
Tax provision (benefit)	$3,276	$(497)

GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  At December 31, 2010 and 2009, the Company had $2.3 million and $2.1 million of unrecognized tax benefits, respectively, all of which would affect the Company’s effective tax rate if recognized.  The change in the amount of unrecognized tax benefits in 2010 and 2009 was as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Beginning balance	$2,111	$2,127
Additions for tax positions related to current year	233	263
Additions due to interest accrued	101	91
Tax positions of prior years:
Increase in liabilities, net	160	539
Payments	(72)	(425)
Due to lapsed statutes of limitations	(267)	(484)
Ending balance	$2,266	$2,111

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of both December 31, 2010 and 2009, approximately $0.3 million of interest related to uncertain tax positions was accrued. No penalties were accrued.  It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.4 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  For federal income tax purposes, the statute of limitations for audit by the IRS is open for years 2007 through 2010. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years’ tax returns.

Note 9 – Inventories

	December 31,	December 31,
	2010	2009
	(in thousands)
Finished products	$20,363	$20,795
In - process	8,110	7,002
Raw materials	16,389	14,486
Fine and fabricated precious metal in various stages of completion	12,151	6,482
	57,013	48,765
LIFO reserve	(6,693)	(1,632)
	$50,320	$47,133

Fine and Fabricated Precious Metal Inventory

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records its precious metal inventory at LIFO cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $6.7 million and $1.6 million as of December 31, 2010 and December 31, 2009, respectively.  The Company recorded a favorable non-cash LIFO liquidation gain of $0.2 million in the twelve months ended December 31, 2010 compared to a gain of $0.6 during the same period of 2009.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  As of December 31, 2010, H&H’s customer metal consisted of 166,637 ounces of silver, 557 ounces of gold, and 1,396 ounces of palladium.

	December 31,	December 31,
Supplemental inventory information:	2010	2009

Precious metals stated at LIFO cost (in thousands)	$5,458	$4,850

Market value per ounce:
Silver	$30.92	$16.83
Gold	$1,421.07	$1,095.78
Palladium	$797.00	$402.00

Note 10 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of December 31, 2010 the Company had entered into forward and future contracts for gold with a total value of $1.1 million and for silver with a total value of $7.4 million.

The Company also economically hedges its exposure on variable interest rate debt denominated in foreign currencies at certain of its foreign subsidiaries.

As these derivatives are not designated as accounting hedges under ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (“ASC 815”), they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  Such gains and losses are recorded on a separate line of the statement of operations in the case of the precious metal contracts and in interest expense with respect to the interest rate derivative. The Company’s hedging strategy is designed to protect it against normal volatility.  However, abnormal price increases in these commodity or foreign exchange markets could negatively impact H&H’s costs.  The twelve month periods ended December 2010 and December 2009 include a net loss of $5.6 million and $0.8 million, respectively, on precious metal contracts.

As of December 31, 2010, the Company had the following outstanding forward or future contracts with settlement dates ranging from February 2011 to March 2011.

Commodity	Amount
Silver	240,000 ounces
Gold	800 ounces

In addition, as described in Note 13-“Debt”, the Company’s Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. As of December 31, 2010, a mark to market adjustment of $0.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $5.1 million.

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Effect of Derivative Instruments on the Consolidated Statements of Operations
(in thousands)		Years Ended December 31,
		2010	2009
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Loss on Derivatives	$(5,571)	$(777)
Derivative features of Subordinated Notes	Realized and Unrealized Loss on Derivatives	$(412)	$-
Interest rate swap	Interest expense	-	(317)
Total derivatives not designated as hedging instruments		$(5,983)	$(1,094)

Total derivatives		$(5,983)	$(1,094)

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)
		December 31,	December 31,
Derivative	Balance Sheet Location	2010	2009

Commodity contracts	Other current liabilities	$(40)	$(54)
Derivative features of Subordinated Notes	Long-term debt & Long term debt-related party	$(5,096)	-
Total derivatives not designated as hedging instruments		(5,136)	(54)

Total derivatives		$(5,136)	$(54)

Note 11 – Property, Plant & Equipment

	December 31,
	2010	2009
	(in thousands)
Land	$8,053	$8,949
Buildings, machinery and equipment	160,652	157,610
Construction in progress	3,419	1,721
	172,124	168,280
Accumulated depreciation and amortization	93,901	85,040
	$78,223	$83,240

Depreciation expense for the years 2010 and 2009 was $13.5 million and $14.1 million, respectively.

Note 12 – Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2009 and 2010 were as follows:

Segment	Balance at January 1, 2009	Acquisitions/ Adjustments	Impairment	Balance at December 31, 2009	Accumulated Impairment Losses
(in thousands)
Precious Metal	$1,506	$15	$-	$1,521	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	10,438	-	(1,140)	9,298	(1,140)
Total	$65,071	$15	$(1,140)	$63,946	$(1,140)

Segment	Balance at January 1, 2010	Acquisitions/ Adjustments	Impairment	Balance at December 31, 2010	Accumulated Impairment Losses
Precious Metal	$1,521	$(29)	$-	$1,492	$-
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	9,298	-	-	9,298	(1,140)
Total	$63,946	$(29)	$-	$63,917	$(1,140)

The Company conducted the required annual goodwill impairment reviews in 2010 and 2009, and computed updated valuations for each reporting unit using a discounted cash flow approach, as described in Note 2 “Summary of Accounting Policies”.  As of June 30, 2009, the Company had conducted an interim goodwill impairment review of its Silicone Technology Division (“STD”) reporting unit principally because  of continuing adverse business conditions for STD, which resulted in a decline in the estimated future cash flows of STD.  Based on the results of these reviews, the Company recorded a goodwill impairment charge of $1.1 million in the third quarter of 2009.  The Silicone Technology Division is part of the Arlon EM segment.

Other intangible assets as of December 31, 2010 and 2009 consisted of:

(in thousands)
	December 31, 2010			December 31, 2009			Weighted Average Amortization Life
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
							(in years)
Products and customer relationships	$34,035	$(8,204)	$25,831	$34,035	$(6,032)	$28,003	16.3
Trademark/Brand name	3,928	(1,043)	2,885	3,928	(755)	3,173	16.5
Patents and patent applications	3,153	(893)	2,260	2,387	(674)	1,713	14.9
Non-compete agreements	756	(656)	100	756	(361)	395	4.4
Other	1,409	(947)	462	1,542	(895)	647	8.0
Total	$43,281	$(11,743)	$31,538	$42,648	$(8,717)	$33,931

                Amortization expense in both 2010 and 2009 totaled $3.0 million. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and Customer Relationships	Trademarks	Patents and Patent Applications	Non-Compete Agreements	Other	Total
(in thousands)
2011	$2,168	$288	$205	$100	$187	$2,948
2012	2,168	288	216	-	73	2,745
2013	2,168	288	205	-	47	2,708
2014	2,168	288	205	-	48	2,709
2015	2,168	288	222	-	48	2,726
Thereafter	14,991	1,445	1,207	-	59	17,702
	$25,831	$2,885	$2,260	$100	$462	$31,538

As of December 31, 2010, approximately $2.8 million of goodwill related to prior acquisitions made by Bairnco is expected to be amortizable for income tax purposes.

Note 13 – Debt

Debt at December 31, 2010 and 2009 was as follows:

	Years Ended December 31,
(in thousands)	2010	2009

Short term debt
First Lien Revolver	$42,635	$18,654
Foreign	255	433
Total short-term debt	42,890	19,087

Long-term debt - non related party:
First Lien Term Loans	20,300	13,875
Second Lien Term Loans	25,000	74,965
10% Subordinated Notes, net of unamortized discount	40,519	-
Other H&H debt-domestic	7,286	7,436
Foreign loan facilities	2,764	4,774
Total debt to non related party	95,869	101,050
Less portion due within one year	4,452	5,944
Long-term debt to non related party	91,417	95,106

Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	32,547	-
H&H Term B Loan	-	44,098
Bairnco Subordinated Debt Credit Agreement	-	10,000
Long-term debt - related party	32,547	54,098

Total long-term debt	123,964	149,204

Paid in kind interest transferred to 10% subordinated notes in 2010	-	13,397

Total long-term debt including paid in kind ("PIK") interest	123,964	162,601

Total debt and PIK interest	$171,306	$187,632

Long term debt as of December 31, 2010 matures in each of the next five years as follows:

Long-term Debt Maturity
(in thousands)	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt - non-related parties	$95,869	$4,452	$41,366	$3,002	$252	$252	$46,545
Long term debt - related party	32,547	-	-	-	-	-	32,547
	$128,416	$4,452	$41,366	$3,002	$252	$252	$79,092

Credit Facilities

On October 15, 2010, HNH refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.

Wells Fargo Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder.  The Wells Fargo Facility provides for a $21 million senior term loan to H&H Group and certain of its Subsidiaries (the “First Lien Term Loan”) and established a revolving credit facility with borrowing availability of up to a maximum aggregate principal amount equal to $110 million less the outstanding aggregate principal amount of the First Lien Term Loan (such amount, initially $89 million), dependent on the levels of and collateralized by eligible accounts receivable and inventory  (the “First Lien Revolver”).

The First Lien Revolver requires a lockbox arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility. This arrangement, combined with the existence of a subjective acceleration clause in the revolving credit facility, necessitates the revolving credit facility be classified as a current liability on the balance sheet. The acceleration clause allows the Company’s lenders to forgo additional advances should they determine there has been a material adverse change in the Company’s financial position or prospects reasonably likely to result in a material adverse effect on its business, condition, operations, performance, or properties. Management believes that no such material adverse change has occurred. In addition, at December 31, 2010, the Company’s lenders had not informed the Company that any such event had occurred. The revolving credit facility expires on June 30, 2012. As of December 31, 2010, the revolver balance was $42.6 million.

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.50% and 3.50% (3.25% for the term loan and 2.75% for the revolver at December 31, 2010), or at the U.S. base rate (the prime rate) plus 0.50% to 1.50% (1.25% for the term loan and 0.75% for the revolver at December 31, 2010).  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of December 31, 2010, the First Lien Term Loan bore interest at a weighted average interest rate of 3.56% and the First Lien Revolver bore interest at a weighted average interest rate of 3.25%.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million, commencing November 1, 2010.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on June 30, 2012.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

New Ableco Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, also entered into a Loan and Security Agreement with Ableco, L.L.C. (“Ableco”), as administrative agent for the lenders thereunder (the “New Ableco Facility”).  The New Ableco Facility provides for a $25 million subordinated term loan to H&H Group and certain of its subsidiaries (the “Second Lien Term Loan”).  The Second Lien Term Loan bears interest on the principal amount thereof at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  As of December 31, 2010, the Second Lien Term Loan bore interest at a rate of 10.75% per annum.  All amounts outstanding under the New Ableco Facility are due and payable in full on June 30, 2012.

Obligations under the New Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Covenants

The Wells Fargo Facility and the New Ableco Facility each has a cross-default provision.  If H&H Group is deemed in default of one agreement, then it is in default of the other.

The Wells Fargo Facility and the New Ableco Facility contain covenants requiring minimum Trailing Twelve Months (“TTM”) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $40 million and $45 million, respectively.  H&H Group is required to maintain TTM EBITDA of $45 million until such time as the New Ableco Facility is paid in full.  The covenant will then adjust to $40 million.

The Wells Fargo Facility and the New Ableco Facility each contain a minimum TTM Fixed Charge Coverage Ratio of 1:1 which requires that Fixed Charges, as defined in the agreements, are at least equal to TTM EBITDA at the measurement date.

The New Ableco Facility contains a maximum TTM Senior Leverage Ratio covenant which represents the ratio of senior debt to TTM EBITDA.  The ratio declines by 5/100ths each quarter: December 2010, 2.95; March 2011, 2.90; June 2011, 2.85; September 2011, 2.80; December 2011, 2.75 and March 2012, 2.70.  H&H Group is required to maintain a maximum TTM Senior Leverage Ratio covenant following the New Ableco Facility schedule until such time as the New Ableco Facility is paid in full.

The Wells Fargo Facility and the New Ableco Facility each contain a maximum amount for capital expenditures over the preceding four quarter period.  The December 2010 covenant is $21 million; increasing to $22 million in March 2011 and increasing to $23 million in June 2011.  The covenant remains $23 million thereafter.

The Company is in compliance with all of the debt covenants at December 31, 2010.

Subordinated Notes and Warrants

In addition, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 14, 2013.

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

The Subordinated Notes have embedded call premiums and warrants associated with them, as described above. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. As of December 31, 2010, a mark to market adjustment of $0.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $5.1 million.

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply the event that the Wells Fargo Facility and the New Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.  The Company is in compliance with all of the debt covenants at December 31, 2010.

In connection with the issuance of the Subordinated Notes and Warrants, the Company and H&H Group also entered into a Registration Rights Agreement dated as of October 15, 2010 (the “Registration Rights Agreement”) with the Steel Trusts.  Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission (the “SEC”) and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), with respect to the resale of the Warrants and the shares of common stock of the Company issuable upon exercise of the Warrants.  H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

A loss on debt extinguishment of $1.2 million was recognized in the fourth quarter of 2010 in connection with the October 15, 2010 refinancing of the Company’s credit agreements. The loss on debt extinguishment consists of financing fees paid by the Company in connection with amendments to the extinguished debt.

A subsidiary of H&H has a mortgage agreement on its facility which is collateralized by the real property.  The mortgage balance was $7.3 million as of December 31, 2010.  The mortgage bore interest at LIBOR plus a margin of 2.7%, or 2.97% at December 31, 2010.  The maturity date is October 8, 2015.

The foreign loans reflect borrowings by two of the Company’s Chinese subsidiaries totaling $3.0 million as of December 31, 2010. Such borrowings are collateralized by US dollar denominated letters of credit totaling $2.1 million, and $1.9 million by a mortgage on one facility.  Interest rates on amounts borrowed under the foreign loan facilities averaged 4.12% at December 31, 2010.

The Company has approximately $5.9 million of irrevocable standby letters of credit outstanding as of December 31, 2010 which are not reflected in the accompanying consolidated financial statements. $2.9 million of the letters of credit guarantee various insurance activities, $2.1 million serve as collateral for borrowings of two Chinese subsidiaries, and the remaining $0.9 million are for environmental and other matters. These letters of credit mature at various dates and some have automatic renewal provisions subject to prior notice of cancellation.

In 2009 and in 2010 prior to the refinancing of the Company’s debt, H&H and Bairnco had the following credit arrangements:

Handy & Harman

H&H’s financing agreements included its Loan and Security Agreement with Wachovia Bank, National Association (“Wachovia”), as agent (the “Wachovia Facilities”), which provided for revolving credit and term loan facilities, and its Loan and Security Agreement with SPII Liquidating Series Trust (Series E), (the “SP II Series E Trust”), as successor-in-interest to SP II (the “Term B Loan”).

The Wachovia Facilities provided for maximum borrowings of $115 million, consisting of a revolving credit facility of up to $75 million of borrowings dependent on the levels of and collateralized by eligible accounts receivable and inventory. In addition, the Wachovia Facilities also included term loans funded by Ableco. The term loans were collateralized by eligible machinery and equipment and real estate. The revolving credit facility and the term and supplemental loans payable under the Wachovia Facilities bore interest at LIBOR, which shall at no time be less than 1.00%, plus applicable margins of between 2.75% and 3.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 3.00%) plus 1.00% to 2.00%. The applicable margin for the revolving credit facility and the term loans payable under the Wachovia Facilities was dependent on H&H’s Quarterly Average Excess Availability for the prior quarter, as that term was defined in the agreement. The term loans payable to Ableco bore interest at LIBOR, which shall at no time be less than 3.25%, plus an applicable margin of 11.75%, or the U.S. Base rate (Prime rate, which shall at no time be less than 5.00%) plus 10.00%.   The Wachovia Facilities were scheduled to mature on June 30, 2011.

The Term B Loan also was scheduled to mature on June 30, 2011.  H&H was indebted to SP II under the Term B Loan until July 15, 2009, when SP II assigned its interest in the Term B Loan to SP II Series E Trust.  The Term B Loan provided for annual payments based on 40% of excess cash flow as defined in the agreement (no principal payments were currently payable).  Interest accrued monthly at the Prime Rate plus 14%, and at no time shall the Prime Rate (as that term is defined in the agreement) be below 4.0%. The Term B Loan had a second priority security interest in and lien on all assets of H&H, subject to the prior lien of the Wachovia Facilities and H&H’s $17 million guaranty and security interest for the benefit of Ableco as agent of the Bairnco indebtedness.

Bairnco

Bairnco’s financing agreements included its Credit Agreement with Wells Fargo Foothill, Inc. (“Wells Fargo”), as arranger and administrative agent thereunder ( the “Wells Fargo Facility”), which provided for revolving credit and term loan facilities, its Loan and Security Agreement with Ableco (the “Ableco Facility”) and its Loan and Security Agreement with SPII Liquidating Series Trust (Series A), (the “SP II Series A Trust”), as successor-in-interest to SP II (the “Subordinated Debt Credit Agreement”), both of which were also term loan facilities.

The Wells Fargo Facility provided for a revolving credit facility in an aggregate principal amount not to exceed $30.0 million and a term loan facility of $28.0 million.  Borrowings under the Wells Fargo Facility bore interest, (A) in the case of base rate advances at 0.75% above the Wells Fargo Prime rate and base rate term loans at 1.25% above the Wells Fargo Prime rate, and (B) in the case of LIBOR rate loans, at rates of 3.00% for advances or 3.50% for term loans, as applicable, above the LIBOR rate.  Obligations under the Wells Fargo Facility were guaranteed by certain of Bairnco’s subsidiaries, and secured by a first priority lien on all assets of Bairnco and such subsidiaries. The scheduled maturity date of the indebtedness under the Wells Fargo Facility was July 17, 2012.

The Ableco Facility provided for a term loan facility of $48.0 million.  Borrowings under the Ableco Facility bore interest, in the case of base rate loans, at 6.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate, and, in the case of LIBOR rate loans, at 9.00 % above the LIBOR rate. Obligations under the Ableco Facility were guaranteed by Bairnco and certain of its subsidiaries, and secured by a second priority lien on all of their assets. The Ableco Facility was also collateralized by a limited guaranty by H&H of up to $17 million, secured by a second lien on all of the assets of H&H pursuant to the terms and conditions of the H&H Security Agreement and the H&H Guaranty.  The scheduled maturity date of the Ableco Facility was July 17, 2012.

The Subordinated Debt Credit Agreement provided for a term loan facility.  Bairnco was indebted to SP II under the Subordinated Debt Credit Agreement until July 15, 2009, when SP II assigned its interest in the Subordinated Debt Credit Agreement to SP II Series A Trust.  All borrowings under the Subordinated Debt Credit Agreement bore interest at 9.50% above the rate of interest publicly announced by JPMorgan Chase Bank in New York, New York as its reference rate, base rate or prime rate. Principal, interest and all fees payable under the Subordinated Debt Credit Agreement were due and payable on the scheduled maturity date, January 17, 2013. Obligations under the Subordinated Debt Credit Agreement were guaranteed by Bairnco and certain of its subsidiaries, and collateralized by a subordinated priority lien on their assets.

Interest

Cash interest paid in 2010 was $10.1 million.  Cash interest paid in 2009 was $12.6 million. The Company has not capitalized any interest costs in 2010 or 2009.

As of December 31, 2010, the revolving and term loans under the Wells Fargo Facility bore interest at rates ranging from 3.04% to 4.50%; and the New Ableco Facility bore interest at 10.75%.  The Subordinated Notes bore interest at 10.00% as of December 31, 2010.  Weighted average interest rates for the years ended December 31, 2010 and 2009 were 11.58% and 10.85%, respectively.

Note 14 – Earnings per Share

The computation of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company has potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements (See Note 16-“Stock-Based Compensation”).

No common share equivalents were dilutive in 2010 since the exercise price of the Company’s stock options and other stock-based incentive compensation arrangements was in excess of the average market price of the Company’s common stock. No common share equivalents were dilutive in 2009 because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect.  As of December 31, 2010, stock options for an aggregate of 57,500 shares of common stock are excluded from the calculation of net income per share.

A reconciliation of the income and shares used in the earnings (loss) per share computations follows:

	Years Ended December 31,
	2010	2009
	(in thousands, except per share)
Basic and Diluted calculations:

Income (loss) from continuing operations, net of tax	$4,501	$(17,070)
Weighted average number of common shares outstanding	12,179	12,179

Income (loss) from continuing operations, net of tax, per common share	$0.37	$(1.40)

Discontinued operations	$589	$(4,171)
Weighted average number of comon shares outstanding	12,179	12,179

Discontinued operations per common share	$0.05	$(0.34)

Net income (loss)	$5,090	$(21,241)
Weighted average number of common shares outstanding	12,179	12,179

Net income (loss) per common share	$0.42	$(1.74)

Note 15 – Stockholders’ (Deficit) Equity

Authorized and Outstanding Shares

On January 31, 2008, HNH’s stockholders approved a proposal to set the Company’s authorized capital stock at a total of 100,000,000 shares, consisting of 95,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock.  On September 16, 2008, HNH’s stockholders approved a proposal to further increase the Company’s authorized capital stock to a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of Preferred Stock.

Of the authorized shares, no shares of Preferred Stock have been issued, and 12,178,565 shares of Common Stock were issued and outstanding as of December 31, 2010 and 2009, respectively.

Although the Board of Directors of HNH is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the Preferred Stock by adoption of a Preferred Stock Designation resolution, the Board of Directors has not yet done so.  The Common Stock of HNH has voting power, is entitled to receive dividends when and if declared by the Board of Directors and subject to any preferential dividend rights of any then-outstanding Preferred Stock, and in liquidation, after distribution of the preferential amount, if any, due to the Preferred Stockholders, are entitled to receive all the remaining assets of the corporation.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2010 and 2009 were as follows:

	2010	2009
	(in thousands)
Net actuarial losses and prior service costs and credits	$(139,114)	$(122,465)
Foreign currency translation adjustment	3,249	4,063
	$(135,865)	$(118,402)

Note 16 – Stock-Based Compensation

The Company measures stock-based compensation cost at the grant date, based on the fair value of the award, and recognizes the expense on a straight-line basis over the employee’s requisite service (vesting) period.

At the Company’s Annual Meeting of Shareholders on December 9, 2010, the Company’s shareholders approved an amendment to the Company’s 2007 Incentive Stock Plan (the “2007 Plan”) to increase the number of shares of common stock reserved from 80,000 shares to 1,200,000 shares of common stock under the 2007 Plan. The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years.  The Company’s policy is to use shares of unissued common stock upon exercise of stock options.

The Company estimated the fair value of the stock options granted in accordance with GAAP using a Black-Scholes option-pricing model.  The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatilities of HNH’s post-bankruptcy common stock. The expected dividend yield is based on historical information and management’s plan.

The Company has recorded $-0- and $0.3 million of non-cash stock-based compensation expense related to its stock-based incentive arrangements in 2010 and 2009, respectively.

Activity related to the Company’s 2007 Plan was as follows:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)

Outstanding options at December 31, 2009	60	$90.00	6.30	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(2)	90.00	-	-
Outstanding at December 31, 2010	58	$90.00	5.34	-

Exercisable at December 31, 2010	58	$90.00	5.34	-

Nonvested Options	Shares (000's)

Nonvested options at December 31, 2009	6
Granted	-
Vested	(4)
Forfeited	(2)
Nonvested options at December 31, 2010	-

As of December 31, 2010 there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2007 Plan. The total fair value of options vested in 2010 and 2009 was $-0- and $0.5 million, respectively.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00 per share.  The bonus is payable immediately upon the sending of a notice by either board member, respectively.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.2 million of non-cash expense in 2010 and $0.1 million of non-cash income in 2009 related to these incentive arrangements.

Note 17 – Commitments and Contingencies

Operating Lease Commitments:

The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for the Company in 2010 and 2009 was $7.9 million and $8.0 million, respectively.  Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2011	$6,144
2012	4,838
2013	2,098
2014	1,388
2015	1,187
2016 and thereafter	5,437
$21,092

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco and part of its Arlon Electronic Materials segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year operating lease with two 5-year renewal options.  The annual lease payments are $570,000, and are subject to a maximum increase of 5% per annum.  The lease expires in 2023. Such amounts are included in the operating lease commitment table above.  Bairnco has agreed to guarantee the payment and performance of Arlon Inc. under the lease. To account for the sale leaseback, the property was removed from the books, but the recognition of a $1.8 million gain on the sale of the property was deferred and will be recognized ratably over the 15 year lease term as a reduction of lease expense.  Approximately $1.5 million and $1.6 million of such deferred gain was included in Other Long-term Liabilities on the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

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

In January 2008, Mr. Kelly filed a lawsuit against WHX, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint sought approximately $4.0 million in money damages plus unspecified punitive damages.   In April 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case.  In an Opinion filed in February 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  Mr. Kelly subsequently appealed to the United States Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) the dismissal of his claims related to the H&H SERP.  By Summary Order & Judgment filed on January 19. 2011, the Second Circuit affirmed the decision dismissing Mr. Kelly’s claims related to the H&H SERP.  Mr. Kelly retains the right to file a claim in state court on his breach of contract claim.  There can be no assurance that the Defendants will not have any liability on account of Mr. Kelly’s breach of contract claim.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

 Electroplating Technologies, Ltd. v. Sumco, Inc.

Electroplating Technologies, Ltd. (“ETL”) filed a lawsuit against Sumco, a subsidiary of H&H, in Lehigh, Pennsylvania County Court of Common Pleas.  ETL contended that Sumco misappropriated trade secrets and breached contractual obligations with respect to certain allegedly proprietary and confidential ETL information.  ETL sought damages in excess of $4.55 million.  In its pretrial filings, ETL also asserted a claim for $9.0 million in punitive damages.  In May 2009, after a ten day trial, the jury found that Sumco had not misappropriated ETL’s trade secrets.  However, the jury found that Sumco had breached a contractual obligation owed to ETL and as compensation for that breach of contract, awarded ETL the sum of $0.3 million.  Following the jury verdict, the court denied ETL’s equitable requests for an injunction and for an accounting.  In May 2009, Sumco filed a motion with the court for judgment notwithstanding the verdict to set aside the damage award.  Also in May 2009, ETL filed a motion with the court seeking (i) a new trial and (ii) a modified verdict in the amount of $2.3 million.  In an order docketed in September 2009, the court denied ETL’s motion for a new trial and to increase the jury’s verdict.  The court then granted Sumco’s motion for a judgment notwithstanding the verdict and overturned the jury’s May 2009 award of $0.3 million against Sumco for breach of contract.  ETL appealed to the Pennsylvania Superior Court.  In an opinion filed in September 2010, the Pennsylvania Superior Court reinstated the jury verdict against Sumco and denied plaintiff’s request for a new trial and additional damages.  On October 7, 2010, pursuant to a Settlement Agreement and Release entered into between Sumco and ETL, the parties agreed to forego any further appeal and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement, did not have a material impact on the Company’s financial position, results of operations and cash flow.

 World Properties, Inc. et. al. v. Arlon, Inc.

In December 2008, World Properties, Inc. and Rogers Corporation (collectively, “Rogers”) filed a lawsuit against Arlon, Inc. (“Arlon”), a subsidiary of Bairnco, in the United States District Court for the District of Connecticut.  The lawsuit alleged that Rogers is the exclusive licensee under U.S. Patent No. 5,552,210 and that Arlon’s TC600 circuit board infringed that patent.  In the complaint, Rogers demanded that Arlon cease the manufacture, sale and distribution of its TC600 circuit board and that the district court award unspecified damages to compensate Rogers for the alleged infringement.   In June 2009, plaintiffs filed a motion to amend its complaint in order to assert that a second Arlon product (AD 1000) infringed a second Rogers patent, U.S. Patent No. 5,384,181.   Also in June 2009, Arlon filed a motion for summary judgment seeking to dismiss all of plaintiffs’ patent infringement claims based upon the parties’ January 30, 1996 Asset Purchase Agreement (the “APA”).  In an order issued in October 2009, the district court granted Arlon’s motion for summary judgment and dismissed all of Rogers’ affirmative patent infringement claims.  In granting Arlon’s motion for summary judgment, the district court agreed with Arlon that Rogers’ claims of patent infringement were barred by a covenant not to sue contained in the APA.  Left to be resolved following the district court’s opinion were various counterclaims brought by Arlon against Rogers.  Pursuant to a Settlement Agreement and Release entered into between Arlon and Rogers on April 30, 2010, the parties agreed to resolve the remaining counterclaims, forego any appeal, and bring the lawsuit to final resolution, with no admission of liability by either party.  The financial terms and conditions of the settlement agreement did not have a material impact on the Company’s financial position, results of operations and cash flow.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.

On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added WHX Corporation as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal’s second amended complaint alleges that WHX breached fiduciary duties under ERISA in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI’s pension trust and (ii) the subsequent management of SWI’s pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal’s allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011 and is now awaiting resolution by the District Court.  The Company’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

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

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2010, over and above the $1.0 million, total investigation and remediation costs of approximately $1.6 million and $0.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM.

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

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered, after no comments were received during the thirty-day comment period on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $0.2 million relating to the “true-up” of monies previously expended for remediation and a payment of $0.3 million for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, WHX executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until the Fall of 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H.

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

As discussed above, H&H and Bairnco and/or their subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  H&H and Bairnco and/or their subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.1 million accrued related to estimated environmental remediation costs as of December 31, 2010.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Based upon information currently available, including prior capital expenditures, anticipated capital expenditures, and information available on pending judicial and administrative proceedings, H&H and Bairnco and/or their subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, relating to the operation of their respective facilities to have a material adverse effect on them, but there can be no such assurances that the resolution of these matters will not have a material adverse effect on the financial positions, results of operations and cash flows of H&H and Bairnco and/or their subsidiaries.  The Company anticipates that H&H and Bairnco and/or their subsidiaries will pay such amounts out of their respective working capital, although there is no assurance that H&H and Bairnco and/or their subsidiaries will have sufficient funds to pay such amounts.  In the event that H&H and Bairnco and/or their subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including HNH, for payment of such liabilities.

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

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against HNH or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible to reasonably estimate the Company’s exposure or share, if any, of the liability at this time in any of these matters.  On August 20, 2010, the company’s insurance company settled a previously disclosed state court lawsuit arising out of H&H’s sale of a used piece of equipment which allegedly caused a fire resulting in property damage and interruption of a third party’s business operations after the company had exhausted its self insured retention for the lawsuit.

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously in most cases.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on the Company’s results of operations, financial position and cash flows when they are resolved in future periods.

Pension Plan Contingency

In July 2003, the Company entered into a settlement agreement among the PBGC, HNH and several other parties (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, HNH agreed among other things that HNH will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future facility shutdown of a facility of HNH's former Wheeling-Pittsburgh Steel Corporation subsidiary, which subsidiary was wholly owned until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release HNH from any claims relating to any such shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of any such termination of the WHX Pension Plan.

Note 18 – Related Party Transactions

Steel Partners Holdings L.P. (“SPH”) is the sole limited partner of SP II, which is the direct owner of 6,325,269 shares of the Company’s common stock, representing approximately 51.94% of the outstanding shares.  Steel Partners Holdings GP Inc. (the “General Partner”) is SPH’s General Partner.  SPH is the sole stockholder of the General Partner.  Steel Partners LLC (“Steel Partners”) is the manager of SPH and SP II.  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the manager of Steel Partners and Chairman of the board of directors of the General Partner.

As more fully described in Note 13-“Debt”, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the Steel Trusts, each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010, H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  Subordinated Notes approximating 55% of the total face amount issued by H&H Group were transferred to non-related parties by the Steel Trusts and approximately 45% of the total face amount issued are held by SPII. As of December 31, 2010, $0.4 million of accrued interest and $32.5 million of Subordinated Notes were owed to SPII.

 On January 24, 2011, a special committee of the Board of Directors of the Company, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP”) in the amount of $1,950,000 for services performed in 2010.  This fee was the only consideration paid for the services of Mr. Lichtenstein, as Chairman of the Board of Directors, Glen M. Kassan, as Vice Chairman and Chief Executive Officer of the Company, John J. Quicke, as Vice President and as a director through December 2010, and Jack L. Howard and John H. McNamara, Jr., as directors, as well as other assistance from SP and its affiliates.  The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.  The Company does not have a written agreement with SP relating to the services described above.  In 2009, the Company incurred a management and service fee of $950,000 which was paid to SP.

In 2010 and 2009, the Company provided certain accounting services to SPH, and continues to provide certain accounting services on an ongoing basis.  The Company billed SPH $550,000 and $91,000 on account of services provided in 2010 and 2009, respectively.

A subsidiary of HNH, WHX CS Corp. (“CS”), held an investment in CoSine which was accounted for under the equity method and was included in other non-current assets on the consolidated balance sheet.  Although CS owned 18.8% of the outstanding common stock of CoSine, the Company accounted for CoSine under the equity method because a related party (SP II) owned an additional percentage of the outstanding common stock and as a result of the combined ownership percentage, indirectly had the ability to exercise control.  In the second quarter of 2009, the Company recorded a $1.2 million non-cash impairment charge in connection with its equity investment in CoSine.  The amount of the impairment represented the difference between the carrying value of the investment and its fair value.  On July 31, 2009, CS sold its equity investment in CoSine to SP II for cash proceeds of $3.1 million.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00.  The bonus is payable immediately upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.2 million of non-cash expense in 2010 and $0.1 million of non-cash income in 2009 related to these incentive arrangements.

Note 19 – Other Income (Expense)

	Years Ended December 31,
	2010	2009
	(in thousands)
Equity loss from affiliated company	$-	$(46)
Foreign currency transaction gain (loss)	(201)	142
Other, net	16	14
	$(185)	$110

Note 20 –Segments

HNH, the parent company, manages a group of businesses on a decentralized basis.  HNH owns H&H Group which owns H&H and Bairnco.  HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials, and Kasco Blades and Route Repair Services. The Arlon Coated Materials segment is classified as a discontinued operation (see Note 4) and is not included in the segment information below.  The business units principally operate in North America.

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

(2)
Tubing segment manufactures a wide variety of steel tubing products.  The Stainless Steel Tubing Group manufactures small-diameter precision-drawn seamless tubing both in straight lengths and coils.  The Stainless Steel Tubing Group’s capabilities in long continuous drawing of seamless stainless steel coils allow this Group to serve the petrochemical infrastructure and shipbuilding markets. The Stainless Steel Tubing Group also manufactures products for use in the medical, semiconductor fabrication, aerospace and instrumentation industries.  The Specialty Tubing Group manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the refrigeration, automotive, and heating, ventilation and air conditioning (HVAC) industries.  In addition to producing bulk tubing, the Specialty Tubing Group also produces value added products and assemblies for these industries.

(3)
Engineered Materials segment manufactures and supplies products to the construction and building industries. Engineered Material segment also manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers and are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  Engineered Material segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, Engineered Material segment also manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

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

(5)
Kasco segment is a provider of meat-room blade products, repair services, and resale products for the meat and deli departments of supermarkets; for restaurants; for meat and fish processing plants; and for distributors of electrical saws and cutting equipment throughout North America, Europe, Asia and South America.  Kasco is also a provider of wood cutting blade products for the pallet manufacturing, pallet recycler, and portable saw mill industries in North America.  These products and services include band saw blades for cutting meat and fish, band saw blades for cutting wood and metal, grinder plates and knives for grinding and cutting meat, repair and maintenance services for food equipment in retail grocery and restaurant operations, electrical saws and cutting machines, seasoning products, and other related butcher supply products.

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics.  Management reviews sales, gross profit and operating income to evaluate segment performance. Operating income for the segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses. Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about segments for the years ended December 31, 2010 and 2009.

Statement of operations data:	Twelve Months Ended
	December 31,
	2010	2009
	(in thousands)
Net Sales:
Precious Metal	$128,360	$85,972
Tubing	94,558	75,198
Engineered Materials	221,075	191,709
Arlon Electronic Materials	75,398	60,145
Kasco	62,124	61,067
Total net sales	$581,515	$474,091

Segment operating income:
Precious Metal (a)	14,455	5,490
Tubing (b)	13,361	4,746
Engineered Materials	20,911	16,903
Arlon Electronic Materials (c)	8,808	4,338
Kasco (d)	1,354	2,849
Total	$58,889	$34,326

Unallocated corporate expenses & non operating units	(14,241)	(13,547)
Income from proceeds of insurance claims, net	-	4,035
Unallocated pension expense	(4,349)	(14,013)
Corporate restructuring costs	-	(636)
Asset impairment charge	-	(1,158)
Loss on disposal of assets	(44)	(132)
Income from continuing operations	$40,255	$8,875

Interest expense	(26,310)	(25,775)
Realized and unrealized loss on derivatives	(5,983)	(777)
Other income (expense)	(185)	110
Income (loss) from continuing operations before income taxes	$7,777	$(17,567)

(a)  Segment operating income for the Precious Metal segment for 2009 includes restructuring charges of $0.4 million relating to the closure of a facility in New Hampshire. The results for the Precious Metal segment for 2010 and 2009 include gains of $0.2 million and $0.6 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.
(b)  Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.  2009 includes a non-cash asset impairment charge of $0.9 million to write-down to fair value certain equipment formerly used in the manufacture of a discontinued product line.
(c)  Segment operating results for the Arlon EM segment for 2009 includes a $1.1 million goodwill impairment charge recorded to adjust the carrying value of one of the Arlon EM segment’s reporting units to its estimated fair value.
(d)  Segment operating income for the Kasco segment for both 2010 and 2009 includes $0.5 million of costs related to restructuring activities and $1.6 million and $0.2 million, respectively, of asset impairment charges associated with certain real property located in Atlanta, Georgia.

	2010	2009
Capital Expenditures	(in thousands)
Precious Metal	$687	$629
Tubing	3,686	2,525
Engineered Materials	2,215	2,083
Arlon Electronic Materials	2,552	819
Kasco	1,336	945
Corporate and other	129	211
	$10,605	$7,212

	2010	2009
Depreciation and amortization expense	(in thousands)
Precious Metal	$1,472	$1,635
Tubing	2,977	3,056
Engineered Materials	4,808	4,858
Arlon Electronic Materials	4,150	3,971
Kasco	2,626	2,734
Corporate and other	384	870
	$16,417	$17,124

	December 31,
	2010	2009
Total Assets	(in thousands)
Precious Metal	$44,459	$40,582
Tubing	39,141	36,291
Engineered Materials	126,926	127,105
Arlon Electronic Materials	67,622	65,583
Kasco	28,654	31,330
Corporate and other	21,640	19,666
Discontinued operations	25,106	33,283
	$353,548	$353,840

The following table presents revenue and long lived asset information by geographic area as of and for the years ended December 31. Long-lived assets in 2010 and 2009 consist of property, plant and equipment, plus approximately $10.4 million and $7.8 million, respectively, of land and buildings from previously operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

Geographic Information
	Revenue		Long-Lived Assets
	2010	2009	2010	2009
	(in thousands)		(in thousands)
United States	$514,992	$424,047	$76,483	$81,107
Foreign	66,523	50,044	16,686	13,934
	$581,515	$474,091	$93,169	$95,041

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

There were no customers which accounted for more than 5% of consolidated net sales in 2010 and 2009.  In both 2010 and 2009, the 15 largest customers accounted for approximately 28% of consolidated net sales.

Note 21 –Subsequent Events

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s credit facilities.  A gain on the sale of these assets of approximately $12.0 million will be recorded in the first quarter of 2011.

On February 4, 2011, Arlon and its subsidiaries sold an option for the sale of all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million (including the option price). Upon closing of the potential transaction, the Company expects to record a loss of approximately $4.0 million on the sale of these assets in the first quarter of 2011. In addition, Arlon granted an option for the sale of a coater machine to the same purchaser for a price of $0.5 million.  The parties subsequently agreed to extend the exercise date of the two options and they are now each exercisable between March 14, 2011 and March 18, 2011. The net proceeds from any such sales are expected to be used to repay indebtedness under the Company’s credit facilities.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2010 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2010 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 On March 10, 2011, a special committee of the our Board of Directors, comprised entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP”) in the amount of  $1,740,000 for services to be performed in 2011.  SP is an affiliate of SP II, which owns approximately 51.9% of our outstanding common stock, and is controlled by the Chairman of the Board of Directors of the Company, Warren G. Lichtenstein.  This fee is the only consideration paid for the services of Glen M. Kassan, as our Chief Executive Officer and Vice Chairman of our Board of Directors, and John J. Quicke, as Vice President, as well as other assistance from SP and its affiliates.  The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of our businesses.  We do not have a written agreement with SP relating to the services described above.

 In addition, on March 10, 2011 the Compensation Committee of our Board of Directors approved the grant of restricted stock awards under our 2007 Incentive Stock Plan, as amended, effective on the date of approval, to certain of our employees, including the following executive officers in the following amounts: 100,000 shares of restricted stock to Glen M. Kassan, our Chief Executive Officer and Vice Chairman of our Board of Directors; 70,000 shares to Jeffrey A. Svoboda, Senior Vice President of the Company and President and Chief Executive Officer of H&H and Bairnco; and 25,000 shares to James F. McCabe, Jr., Chief Financial Officer and Senior Vice President.  These restricted stock grants will vest with respect to 25% of the award upon grant and will vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award.  These grants were made in lieu of the Long Term Incentive Plan component of the Company’s 2011 Bonus Plan for those individuals who received shares of restricted stock.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Listing of Documents

1.  Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•	Consolidated Statements of Shareholders’ Deficit for the years ended December 31, 2010 and 2009

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following consolidated financial statement schedules for the years ended December 31, 2010 and 2009 are filed as part of this report:

•	Schedule I-Consolidated Financial Statements as of December 31, 2010 and 2009 (Parent Only)

•	Schedule II-Valuation and Qualifying Accounts and Reserves

3.           Exhibits

Exhibit Number	Description
2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).
2.2
Third Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated May 19, 2003 (incorporated by reference to Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 filed May 30, 2003).

3.1
Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of WHX Corporation, effective January 3, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 4, 2011).

3.3	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
*4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

*4.2
Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Ableco, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.3	Indenture, dated as of October 15, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee and collateral agent.
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).
*4.5	Form of Restricted Shares Agreement.
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

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).

10.5	2009 Bonus Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
*10.6	2010 Bonus Plan.
10.7	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed November 4, 2010).
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

*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
*24.1	Power of Attorney.
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2011.

Handy & Harman Ltd.

By:	/s/ Glen M. Kassan
	Name:	Glen M. Kassan
	Title:	Chief Executive Officer

POWER OF ATTORNEY

Handy & Harman Ltd. and each of the undersigned do hereby appoint Glen M. Kassan and James F. McCabe, Jr., and each of them severally, its or his true and lawful attorney to execute on behalf of Handy & Harman Ltd. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Warren G. Lichtenstein	March 11, 2011
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	March 11, 2011
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 11, 2011
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ John H. McNamara, Jr.	March 11, 2011
	John H. McNamara, Jr., Director	Date

By:	/s/ Louis Klein, Jr.	March 11, 2011
	Louis Klein, Jr., Director	Date

By:	/s/ Jack L. Howard	March 11, 2011
	Jack L. Howard, Director	Date

By:	/s/ Robert Frankfurt	March 11, 2011
	Robert Frankfurt, Director	Date

By:	/s/ Garen W. Smith	March 11, 2011
	Garen W. Smith, Director	Date

Schedule I

Handy & Harman Ltd. (PARENT ONLY)
Balance Sheets
(dollars and shares in thousands except per share data)	December 31,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,973	$3,258
Other current assets	94	110
Total current assets	3,067	3,368

Notes receivable from Bairnco	3,577	3,145
Investment in and advances to subsidiaries - net	125,495	111,332
	$132,139	$117,845
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$47	$56
Current portion of pension liability	14,900	9,600
Accrued expenses	3,013	1,372
Total current liabilities	17,960	11,028

Accrued interest - Handy & Harman	5,217	3,184
Notes payable to Handy & Harman	41,929	29,908
Accrued pension liability	97,193	91,522
	162,299	135,642
Commitments and contingencies

Stockholders' Deficit:
Preferred stock - $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,179 shares	122	122
Accumulated other comprehensive loss	(135,865)	(118,402)
Additional paid-in capital	552,844	552,834
Accumulated deficit	(447,261)	(452,351)
Total stockholders' deficit	(30,160)	(17,797)
	$132,139	$117,845

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS.

Handy & Harman Ltd. (PARENT ONLY)
Statements of Operations
	Years ended December 31,
	2010	2009
	(in thousands)
Cost and expenses:
Pension expense	$(4,349)	$(14,013)
Administrative and general expense	(4,174)	(3,238)
Subtotal	(8,523)	(17,251)

Interest expense - H&H subordinated notes	(2,033)	(1,508)
Interest income-Bairnco loan	432	145
Equity in after tax earnings (losses) of subsidiaries	15,435	(2,893)
Other expense - net	(8)	-
Income (loss) before taxes	5,303	(21,507)
Tax (provision) benefit	(213)	266
Net income (loss)	$5,090	$(21,241)

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS.

Handy & Harman Ltd. (PARENT ONLY)
Statements of Cash Flows	Years ended December 31,
	2010	2009
	(in thousands)

Cash Flows From Operating Activities
Net income (loss)	$5,090	$(21,241)
Non cash income and expenses
Payment in kind interest expense - H&H	2,033	1,508
Payment in kind interest income - Bairnco	(432)	(145)
Equity (income) loss of subsidiaries	(15,435)	2,893
Non cash stock-based compensation	223	183
Decrease/(increase) in working capital elements:
Advances from subsidiaries	(41)	28
Pension payments-WHX plan	(9,522)	(1,807)
Pension expense	4,349	14,013
Other current assets and liabilities	1,429	(1,321)
Net cash used in operating activities	(12,306)	(5,889)

Cash Flows from Investing Activities
Dividends from subsidiaries	-	3,114
Net cash provided by investing activities	-	3,114

Cash Flows from Financing Activities
Notes payable - Handy & Harman	12,021	4,308
Notes receivable - Bairnco	-	(3,000)
Net cash provided by financing activities	12,021	1,308

Decrease in cash and cash equivalents	(285)	(1,467)

Cash and cash equivalents at beginning of period	3,258	4,725

Cash and cash equivalents at end of period	$2,973	$3,258

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS.

NOTES TO Handy & Harman Ltd. PARENT ONLY FINANCIAL STATEMENTS

Note 1 – Background

Basis of Presentation:

Handy & Harman Ltd. (Parent Only) (“HNH”) financial statements include the accounts of all subsidiary companies accounted for under the equity method of accounting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These HNH parent only financial statements are prepared on the same basis of accounting as the HNH consolidated financial statements, except that the HNH subsidiaries are accounted for under the equity method of accounting.  For a complete description of the accounting policies and other required GAAP disclosures, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2010 contained in Item 8 of this Form 10-K (the “consolidated financial statements”).

HNH (formerly named WHX Corporation prior to January 3, 2011) manages a group of businesses on a decentralized basis.  HNH owns Handy & Harman Group Ltd. (“H&H Group”) which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials,  and Kasco Blades and Route Repair Services.  HNH principally operates in North America.  All references herein to “we,” “our” or the “Company” refer to HNH, together with all of its subsidiaries.

Management’s Plans and Liquidity:

HNH, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit it to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  See Other Obligations-Pension Plan below.

As of December 31, 2010, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $3.0 million and current liabilities of approximately $18.0 million.  Such current liabilities include $14.9 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements, in addition to an unsecured loan of up to $3.5 million in any fiscal year for other purposes.

At December 31, 2010, HNH, the parent company, held cash and cash equivalents which exceeded federally-insured limits by approximately $2.9 million, all of which was invested in a money market account that invests solely in US government securities.

On July 31, 2009, WHX CS Corp. (“CS”), one of these unrestricted subsidiaries of HNH, sold its equity investment in CoSine to SP II for cash proceeds of $3.1 million.  CS had accounted for this investment using the equity method of accounting.   In 2009, CS recorded an impairment charge of $1.1 million in connection with this investment.  The amount of the impairment represented the difference between the carrying value of the investment and the selling price. Upon the sale of the shares, CS issued a $3.1 million dividend to HNH, and a subordinated secured loan of $3.0 million was made by HNH to Bairnco in connection with Bairnco’s partial repayment of their debt facility.

Management expects that HNH will be able to fund its operations in the ordinary course of business over at least the next twelve months.  However, because HNH is a holding company that principally conducts operations through its subsidiaries, it relies on the borrowings it is permitted to make from its subsidiary, H&H Group, under H&H Group’s credit agreements, in addition to its own cash flow, to meet its financial obligations.  Failure by its subsidiaries to generate sufficient cash flow or meet the requirements of H&H Group’s credit facilities could have a material adverse effect on HNH’s business, financial condition and results of operations.

Other Obligations

Pension Plan

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $112.1 million as of December 31, 2010 and $101.1 million as of December 31, 2009.  The Company expects to have required minimum contributions to the WHX Pension Plan for 2011 and 2012 of $14.9 million and $15.6 million, respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Note 2 – Investment in and Advances to Subsidiaries – Net

The following table details the investments in and advances to associated companies, accounted for under the equity method of accounting.

	December 31,
	2010	2009
	(in thousands)
Handy & Harman	$-	$80,598
Bairnco	-	30,660
Handy & Harman Group, Ltd.	125,416	-
WHX Aviation	-	(5)
WHX CS	79	79
Investment in and advances to subsidiaries - net	$125,495	$111,332

Note 3 – Equity in Earnings (Loss) of Subsidiaries

	Years ended December 31,
	2010	2009
	(in thousands)
Handy & Harman	$14,732	$2,261
Bairnco	1,338	(3,951)
Handy & Harman Group, Ltd.	(635)	-
WHX CS	-	(1,203)
	$15,435	$(2,893)

Note 4 – Related Party Transactions

Steel Partners Holdings L.P. (“SPH”) is the sole limited partner of Steel Partners II, L.P. (“SP II”), which is the direct owner of 6,325,269 shares of the Company’s common stock, representing approximately 51.94% of the outstanding shares.

On January 24, 2011, a special committee of the Board of Directors of HNH, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP”) in the amount of $1,950,000 for services performed in 2010.  This fee was the only consideration paid for the services of Mr. Lichtenstein, as Chairman of the Board of Directors, Glen M. Kassan, as Vice Chairman and Chief Executive Officer of the Company, John J. Quicke, as Vice President and as a director through December 2010, and Jack L. Howard and John H. McNamara, Jr., as directors, as well as other assistance from SP and its affiliates.  The services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.  The Company does not have a written agreement with SP relating to the services described above.  In 2009, HNH incurred a management and service fee of $950,000 which was paid to SP.

On various dates during 2010 and 2009, H&H made unsecured loans totaling $16.3 million to HNH, as permitted under H&H’s loan and security agreements, to make payments to the WHX Pension Plan and for other general business purposes.  As of December 31, 2010 and 2009, the total outstanding balance of notes payable to H&H was $41.9 million and $29.9 million, respectively. These notes payable accrue interest at 5%.  Interest payable to H&H as of December 31, 2010 and 2009 was $5.2 million and $3.2 million respectively.

During 2009, HNH made a subordinated loan to Bairnco of $3.0 million as permitted under Bairnco’s loan and security agreements.  The subordinated loan accrues interest at 12.75%.  As of December 31, 2010, the outstanding balance of this note receivable was $3.0 million, and interest receivable from Bairnco as of December 31, 2010 was $0.6 million.

Note 5 –Subsequent Events

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under H&H Group’s credit facilities.  A gain on the sale of these assets of approximately $12.0 million will be recorded by H&H Group in the first quarter of 2011.

On February 4, 2011, Arlon and its subsidiaries sold an option for the sale of all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million (including the option price). Upon closing of the potential transaction, H&H Group expects to record a loss of approximately $4.0 million on the sale of these assets in the first quarter of 2011. In addition, Arlon granted an option for the sale of a coater machine to the same purchaser for a price of $0.5 million.  The parties subsequently agreed to extend the exercise date of the two options and they are now each exercisable between March 14, 2011 and March 18, 2011. The net proceeds from any such sales are expected to be used to repay indebtedness under H&H Group’s credit facilities.

These businesses formerly comprised the Company’s Arlon Coated Materials segment.

HNH Corporation
Schedule II –Valuation and Qualifying Accounts and Reserves

(in thousands) Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/ (Deductions) Describe		Balance at End of of Period
Year ended December 31, 2010
Valuation allowance on foreign, state and local NOL's	$4,946	$(505)	$-		$4,441
Valuation allowance on federal NOL's	72,584	(7,135)	-		65,449
Valuation allowance on other net deferred tax assets	35,763	15,639	(4,603	)(2)	46,799
	$113,293	$7,999	$(4,603)		$116,689

Allowance for Doubtful Accounts	$2,408	$402	$(492	)(5)	$2,318

Year ended December 31, 2009 (1)
Valuation allowance on state and local NOL's	$3,134	$(106)	$1,918	(3)	$4,946
Valuation allowance on federal NOL's	67,623	6,071	(1,110	)(4)	72,584
Valuation allowance on other net deferred tax assets	51,135	284	(15,656	)(2)	35,763
	$121,892	$6,249	$(14,848)		$113,293

Allowance for Doubtful Accounts	$2,728	$572	$(892	)(5)	$2,408

(1)	Amounts have been adjusted to remove discontinued operations.
(2)	Increase (decrease) in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income.
(3)	Increase in valuation allowance relates principally to foreign net operating loss carryforwards.
(4)	Reduction of NOLs (and related valuation allowance) principally due to expiration of carryforward period.
(5)	Decrease principally due to write-offs of accounts deemed uncollectible.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 3.           Exhibits

Exhibit Number	Description
2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).
2.2
Third Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated May 19, 2003 (incorporated by reference to Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 filed May 30, 2003).

3.1
Amended and Restated Certificate of Incorporation of WHX, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of WHX Corporation, effective January 3, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 4, 2011).

3.3	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
*4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

*4.2
Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Ableco, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

4.3	Indenture, dated as of October 15, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo, as trustee and collateral agent.
4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).
*4.5	Form of Restricted Shares Agreement.
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

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).

10.5	2009 Bonus Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
*10.6	2010 Bonus Plan.
10.7	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed November 4, 2010).
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

*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
*24.1	Power of Attorney.
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* - filed herewith.