Form 10-K/A
period 2010-12-31
HANDY & HARMAN LTD.
filed 2011-04-29
CIK 106618

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer☐

Non-Accelerated Filer ☐	Smaller Reporting Company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2010 totaled approximately $25.2 million based on the then-closing stock price.

On April 25, 2011, there were approximately 12,653,775 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Handy & Harman Ltd. (“HNH” or the “Company”) for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 11, 2011 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

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

HNH was formerly named WHX Corporation prior to January 3, 2011.

______________________________________________

HANDY & HARMAN LTD.

Annual Report on Form 10-K/A

For the Year Ended December 31, 2010

-i-

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

Name	Age	All Offices with the Company	Director and/or Executive Officer Since
Directors
Warren G. Lichtenstein	45	Chairman of the Board	2005
Glen M. Kassan	67	Vice Chairman of the Board and Chief Executive Officer	2005
Robert Frankfurt*	45	Director	2008
Jack L. Howard	49	Director	2005
Louis Klein, Jr.*	75	Director	2002
John H. McNamara, Jr.	47	Director	2008
Garen W. Smith*	68	Director	2002

Executive Officers (non-directors)
Peter T. Gelfman	47	General Counsel and Secretary	2008
James F. McCabe, Jr.	48	Chief Financial Officer, Senior Vice President and President, Shared Services	2007
Jeffrey A. Svoboda	59	Senior Vice President of the Company and President and Chief Executive Officer of Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”).	2008
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

The following is a summary of the business background and experience of each of the persons named above:

Warren G. Lichtenstein.  Chairman of the Board

Warren G. Lichtenstein, age 45, has served as Chairman of the Board of the Company since July 2005.  Mr. Lichtenstein is the Chairman and Chief Executive Officer of Steel Partners LLC (“Steel Partners”), a global management firm.  Steel Partners is the manager of Steel Partners Holdings L.P. (“SPH”), a global diversified holding company that engages in multiple businesses through consolidated subsidiaries, associated companies and other interests.  Mr. Lichtenstein is currently the Chairman of the Board and Chief Executive Officer of SPH.  Mr. Lichtenstein has been associated with Steel Partners and its affiliates since 1990.  He is a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China.  He also co-founded Steel Partners II, L.P. (“SPII”), a private investment partnership that is now a wholly-owned subsidiary of SPH, in 1993.  Mr. Lichtenstein has served as a director of GenCorp Inc., a manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008.  Mr. Lichtenstein also served as the Chairman of the Board, President and Chief Executive Officer of SP Acquisition Holdings, Inc. (“SPAH”), a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009.  He has served as a director of SL Industries, Inc. (“SL Industries”), a designer and manufacturer of power electronics, power motion equipment, power protection equipment, and teleprotection and specialized communication equipment, since March 30, 2010.  He previously served as a director (formerly Chairman of the Board) of SL Industries from January 2002 to May 2008 and served as Chief Executive Officer from February 2002 to August 2005. Mr. Lichtenstein has served as a director of ADPT Corporation (“ADPT”), a company currently seeking to acquire one or more business operations, since October 2010.  He served as a director of a predecessor entity of SPH from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003.  From May 2001 to November 2007, Mr. Lichtenstein served as a director (formerly Chairman of the Board) of United Industrial Corporation (“United Industrial”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc.  He served as a director of KT&G Corporation, South Korea’s largest tobacco company, from March 2006 to March 2008.  Mr. Lichtenstein served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from January 2004 to October 2006.  He served as a director of BKF Capital Group, Inc., the parent company of John A. Levin & Co., an investment management firm, from 2005 to 2006. As a result of these and other professional experiences, we believe Mr. Lichtenstein is qualified to serve as Chairman of the Board due to his expertise in corporate finance, record of success in managing private investment funds and his related service as a director of, and advisor to, a diverse group of public companies, including other companies having attributes similar to our Company.

Glen M. Kassan.  Vice Chairman of the Board and Chief Executive Officer.

Glen M. Kassan, age 67, has served as a director of the Company since July 2005 and as the Company’s Vice Chairman of the Board and Chief Executive Officer since October 2005.  He is a Managing Director and operating partner of Steel Partners and has been associated with Steel Partners and its affiliates since August 1999.  He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of SPH from June 2000 to April 2007.  He has served as a director of SL Industries since January 2002, its Chairman of the Board since May 2008, its Vice Chairman of the Board from August 2005 to May 2008 and its President from February 2002 to August 2005.  He was a director of United Industrial from October 2002 to November 2007.  As a result of these and other professional experiences, we believe Mr. Kassan is qualified to serve as Vice Chairman of the Board due to his years of experience and record of success in leadership positions in other manufacturing, industrial and other public companies having attributes similar to our Company as well as the expertise he possesses in capital markets and corporate finance.

 Robert Frankfurt.  Director.

Robert Frankfurt, age 45, has been a director of HNH since November 2008.  Mr. Frankfurt is the founder of Myca Partners, Inc., an investment advisory services firm, and has served as its President since November 2006.  From February 2005 through December 2005, Mr. Frankfurt served as the Vice President of Sandell Asset Management Corp., a privately owned hedge fund.  From October 2002 through January 2005, Mr. Frankfurt was a private investor.  Mr. Frankfurt graduated from the Wharton School of Business at the University of Pennsylvania with a B.S. in Economics and received an M.B.A. from the Anderson Graduate School of Management at UCLA.  Mr. Frankfurt has been a director of Peerless Systems Corp., a public company that licenses and sells imaging and networking technologies and components to the digital document markets, since November 2010.  As a result of these and other professional experiences, we believe Mr. Frankfurt is qualified to serve as a member of the Board due to his years of experience with private investing and investment advising and his post-graduate education, which provide him with comprehensive financial and accounting expertise.

Jack L. Howard.  Director.

Jack L. Howard, age 49, has been a director of the Company since July 2005.  He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard is currently the President of SPH.  He is the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded SPII in 1993.  Mr. Howard has served as a director of NOVT Corporation, a former developer of advanced medical treatments for coronary and vascular disease, since April 2006.  Since July 2005, he has been a director of CoSine Communications, Inc., a holding company.  He has been a director (currently Chairman) of ADPT since December 2007.  Mr. Howard served as Chairman of the Board of a predecessor entity of SPH from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of SPH’s predecessor entity.  He has served as Chairman of the Board of Directors of Ore Pharmaceutical Inc., a pharmaceutical asset management company, since October 2010.  He served as Chairman of the Board and Chief Executive Officer of Gateway Industries, Inc. (“Gateway”) until February 2011 when it merged with Sillerman Investment Corporation.  Formerly, Gateway was a provider of database development and web site design and development services.  He also served as Chief Executive Officer of Gateway from February 2004 to April 2007 and as Vice President from December 2001 to April 2007.  Mr. Howard served as a director of SPAH from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  Mr. Howard has served as the Chairman of the Board of BNS Holdings, Inc., a holding company whose business is now an oil services company, since July 2010.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  As a result of these and other professional experiences, we believe Mr. Howard is qualified to serve as a member of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

Louis Klein, Jr.  Director.

Louis Klein, Jr., age 75, has served as a director of the Company since 2002.  He has served as Trustee of the Manville Personal Injury Settlement Trust from 1991 through 2007, trustee of WT Mutual Fund and WT Investment Trust I (Wilmington Trust) from 1998 through 2010 and Trustee of the CRM Mutual Fund since 2005.  He has also served as a director of Bulwark Corporation, a private company engaged in real estate investment, from 1998 through June 2008.  As a result of these and other professional experiences, we believe Mr. Klein is qualified to serve as a member of the Board due to his financial and accounting expertise.

John H. McNamara, Jr.  Director.

John H. McNamara, Jr., age 47, has served as a director of the Company since February 2008.  He is a Managing Director and investment professional of Steel Partners and has been associated with Steel Partners and its affiliates since May 2006.  He has served as a director of SL Industries since May 2008.  He has also served as a director of Fox & Hound Restaurant Group, an owner and operator of entertainment restaurants, since April 2008.  Mr. McNamara has served as Chairman of the Board of Directors of WebBank, a Utah-chartered industrial bank that is a wholly-owned subsidiary of SPH, since May 2009.  Mr. McNamara also served as a director of a predecessor entity of SPH from April 2008 to December 2008, and was its Chief Executive Officer from June 2008 to December 2008. Prior to working at Steel Partners, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995.  As a member of its Corporate Finance Group he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings. Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities   As a result of these and other professional experiences, we believe Mr. McNamara is qualified to serve as a member of the Board due to his record of success in leadership positions in other public companies and extensive expertise in corporate finance, particularly in the areas of mergers and acquisitions, restructuring and refinancing.

Garen W. Smith.  Director.

Garen W. Smith, age 68, has served as a director of the Company since 2002.  Mr. Smith serves on the Audit, Compensation and Nomination Committees of the Board.  In addition, Mr. Smith is on the Board of Directors of H&H and Bairnco, both subsidiaries of the Company.  Mr. Smith is Vice President, Secretary and Treasurer of New Abundance Corp., a business consulting company.  He was Chairman of the Board of H&H from 2003 through September 2005.  Mr. Smith was Vice President, Secretary and Treasurer of Abundance Corp., a consulting company that provided services to the Company, from 2002 to February 2005.  In addition, he was President and Chief Executive Officer of Unimast Incorporated (“Unimast”) from 1991 to 2002.  Mr. Smith has served as a director of Phillips Manufacturing Company since November 2006.  Mr. Smith also serves on the advisory board of Steel Warehouse Company, Inc.  Mr. Smith is also currently the President of Grove Park Associates, a small, regional residential developer.  Mr. Smith received his Bachelor of Science degree in Civil Engineering from Penn State University in 1964 and his Masters of Engineering degree (Civil Engineering) from Penn State University in 1966.  As a result of these and other professional experiences, we believe Mr. Smith is qualified to serve as a member of the Board due to his years of experience and record of success in leadership positions in other manufacturing and industrial companies having attributes similar to our Company.

Business Background and Qualifications of Executive Officers

Peter T. Gelfman.  General Counsel and Secretary.

Peter T. Gelfman, age 47, has been General Counsel and Secretary of the Company since April 2008 and holds similar positions with all of the Company’s direct and indirect subsidiaries.  Previously, Mr. Gelfman was employed by Rheem Manufacturing Company as Deputy General Counsel from July 2005 to June 2006 and served as the Vice President, Secretary and General Counsel from June 2006 to April 2008.  He served as a Senior Associate General Counsel for Sequa Corporation, a diversified industrial company, from June 1999 through June 2005.  Mr. Gelfman served as a Senior Attorney for Westvaco Corporation, now Mead Westvaco, from June 1996 through June 1999.  Additionally, Mr. Gelfman served as an Assistant United States Attorney for the United States Attorney for the Southern District of New York, Criminal Division, from February 1992 through May 1996 and as a litigation associate with Cravath, Swaine & Moore from September 1989 through December 1991.

James F. McCabe, Jr.  Chief Financial Officer, Senior Vice President and President, Shared Services.

James F. McCabe, Jr., age 48, has been Senior Vice President of the Company since March 2007, and Chief Financial Officer of the Company since August 2008, and holds similar positions in substantially all of the Company’s subsidiaries.  Mr. McCabe also serves as President, Shared Services of the Company.  From July 2004 to February 2007, Mr. McCabe served as Vice President of Finance and Treasurer, Northeast Region, of American Water Works Company.  From August 1991 to September 2003, he was with Teleflex Incorporated where he served in senior management positions including President of Teleflex Aerospace, President of Sermatech International, Chief Operating Officer of Sermatech International, President of Airfoil Technologies International and Chief Financial Officer of Teleflex Aerospace.

Jeffrey A. Svoboda.  Senior Vice President of the Company and President and Chief Executive Officer of H&H and Bairnco.

Jeffrey A. Svoboda, age 59, has been President and Chief Executive Officer of H&H since January 2008, President and Chief Executive Officer of Bairnco since January 2009, and a Senior Vice President of the Company since March 2009.  Mr. Svoboda has previously served as a Group Executive and Corporate Vice President of Danaher Corporation from 2001 through 2007. From 1998 through 2001, he was with Fortune Brands as President of Moen Incorporated. Prior positions included Vice President of Manufacturing and Distribution for Black & Decker, General Manager of International Marketing and Sales for General Electric Appliances, and President of Electro Componentes de Mexico, a GE affiliate.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended December 31, 2010, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements with the exception of two reports on Form 4 filed by SPII, each covering one transaction.

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

Code of Ethics

The Company has adopted a code of conduct (the “Code of Conduct”) that applies to all of its directors, officers and employees.  The Code of Conduct is reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the Code of Conduct, and (v) accountability for adherence to the Code of Conduct. The Code of Conduct is available on the Company’s website at www.handyharman.com.  Amendments to the Code of Conduct and any grant of a waiver from a provision of the Code of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.handyharman.com.  The Company has implemented a web-based method for anonymous reporting of concerns at www.handyharman.ethicspoint.com.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Exchange Act.  The Audit Committee has a charter, a current copy of which is available on the Company’s website, www.handyharman.com.  The members of the Audit Committee are Louis Klein, Jr., Garen W. Smith and Robert Frankfurt.  Each of Messrs. Klein, Smith and Frankfurt are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board has determined that (i) all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, (ii) all current Audit Committee members are financially literate, and (iii) Mr. Klein qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.  The Audit Committee met five times during the fiscal year ended December 31, 2010.

Item 11.                      Executive Compensation.

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to, or earned by, the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2010; and (ii) the Company’s two most highly compensated executive officers, other than the chief executive, who were serving as executive officers at the end of the fiscal year ended December 31, 2010. We refer to these individuals collectively as our named executive officers.

Name and Principal Position	Year	Salary ($)		Bonus ($)		All Other Compensation ($)		Total Compensation ($)
(a)	(b)	(c)		(d)		(i)		(j)
Glen M. Kassan	2010	--	(1)	--		--		--
Chief Executive Officer	2009	--	(1)	--		--		--
James F. McCabe, Jr.	2010	320,640		223,859		63,131	(2)	607,630
Chief Financial Officer, Senior Vice President and President, Shared Services	2009	308,400		24,570	(6)	42,271	(3)	375,241
Jeffrey A. Svoboda	2010	522,154		464,400		23,036	(4)	1,009,590
Senior Vice President of HNH and President and Chief Executive Officer of H&H and Bairnco	2009	495,430		49,980	(6)	15,751	(5)	561,161
 _____________

(1)
The $600,000 annual salary payable to Mr. Kassan with respect to the year ended December 31, 2009, which had been deferred effective January 1, 2009 (net of the 5% company-wide salary reduction), was irrevocably waived by Mr. Kassan and was not paid.  Mr. Kassan is a Managing Director and operating partner of Steel Partners, an affiliate of SP Corporate Services, LLC (“SP”).  In each of 2011, 2010 and 2009, in lieu of paying Mr. Kassan’s annual salary, the Company was charged a management and services fee by SP in consideration for the services of Mr. Kassan and others.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

(2)	Includes payments for life insurance, car allowance, temporary living allowance, and 401(k) matching payments.

(3)	Includes payments for life insurance, car allowance and temporary living allowance.

(4)	Includes payments for life insurance, car allowance and 401(k) matching payments.

(5)	Includes payments for life insurance and car allowance.

(6)	2009 Bonuses for Mr. McCabe and Mr. Svoboda were discretionary bonuses for 2009 equal to 50% of the amounts that would have been earned and paid under the 2009 STIP program.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the named executive officers includes salary, stock options, and non-equity incentive compensation.  In addition, each named executive officer is eligible to receive contributions to his 401(k) plan under our matching contribution program.

Base Compensation.  In each of 2010 and 2009, salaries and bonuses accounted for 95% and 94% of total compensation, respectively, on average, for our named executive officers other than our Chief Executive Officer.  Our Chief Executive Officer did not receive his annual salary, which he irrevocably waived effective January 1, 2009, or any bonus payments in 2009.  See “—Employment Agreements”).

On January 1, 2010, the Company reinstated the 5% salary reductions which had been implemented on January 4, 2009.  The 5% salary reductions had been implemented for annual salaries over $40,000 for all salaried employees, including all of the Company’s executive officers in furtherance of the Company’s ongoing efforts to lower its operating costs.  The Company also reinstated its employer contributions to 401(k) savings plans that had been suspended on January 4, 2009 for all employees not covered by a collective bargaining agreement.

Bonus Plan. Effective January 1, 2009 and 2010, respectively, the Compensation Committee of our Board formally adopted the 2009 Bonus Plan (which was terminated effective December 31, 2009) and the 2010 Bonus Plan (together, the “Bonus Plans”) to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  Participants in the Bonus Plans who are named executive officers of the Company include Messrs. McCabe and Svoboda.

The Bonus Plans includes two components.  The first component is the Short Term Incentive Plan (“STIP”), and the second component is a Long Term Incentive Plan (“LTIP”).  The structure of the Bonus Plans is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals.

Short Term Incentive Plan.  The Compensation Committee has established two components for the STIP, a return on invested capital (“ROIC”) based component and a component based on the achievement of pre-determined individual objectives.  The ROIC component is calculated by dividing pre-bonus earnings before interest, taxes, depreciation and amortization (“PBEBITDA”) by average invested capital (“AIC”).  The component based on the achievement of individual objectives is based on personal objectives set either by the Division President, President & Chief Executive Officer of H&H and Bairnco, the CEO of HNH or the Compensation Committee of the Board for each participant.  Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by the participants ranges from 8% to 80%.  STIP bonuses earned will be paid annually.  No STIP bonus will be paid if either component is below a predetermined threshold.

Long Term Incentive Plan.  The LTIP component of the Bonus Plans is based on a combination of the achievement of certain sales targets and ROIC targets over the three fiscal years preceding the year the LTIP bonus is paid.  The sales target is based on the combined budgeted sales for the three fiscal years preceding the year the LTIP bonus is paid.  The ROIC is calculated using total PBEBITDA for the three year cycle and the AIC for these three years.  Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 2% to 20%.  LTIP bonuses earned under the 2010 Bonus Plan will be paid following the conclusion of the 2012 fiscal year.  A bonus payout under the LTIP will not occur if either the ROIC or sales component is below 80% of the respective target.

Under the Bonus Plans, the target percentage of base salary (as base salary is defined in his employment agreement) that may be earned by Mr. Svoboda is 100% and the target percentage of base salary that may be earned by Mr. McCabe is 75%.

On July 17, 2009, the Compensation Committee of the Board adopted a policy that the Company (i) will not pay STIP/LTIP bonuses under the Bonus Plans if either H &H or Bairnco are or would be in default under their respective loan covenants, unless the Compensation Committee otherwise decides to pay a special bonus as permitted by the Bonus Plans and (ii) will not make a partial reversal but will reverse the entire accrual for all STIP and LTIP bonuses if a reversal of an accrual for STIP/LTIP bonuses under the Bonus Plans is required in order to permit either H&H or Bairnco to meet its respective loan covenants.  Following this policy directive, the Company reversed accruals under the 2009 Bonus Plan as of the end of the second quarter of 2009 thereby canceling the 2009 STIP and the 2007, 2008 and 2009 LTIP bonuses.

 On March 17, 2010, the Compensation Committee approved discretionary bonuses for 2009 equal to 50% of the amounts that would have been earned and paid under the 2009 STIP program.

Effective March 14, 2011, the Compensation Committee of our Board approved the grant of restricted stock awards under our 2007 Incentive Stock Plan, as amended (the “2007 Incentive Stock Plan”), to certain executive officers, including a grant of 70,000 restricted shares to Mr. Svoboda and of 25,000 restricted shares to Mr. McCabe.  These grants were made in lieu of the LTIP component of the Company’s 2011 Bonus Plan for those individuals who received shares of restricted stock.  These restricted stock grants vested with respect to 25% of the award upon grant and will vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award.

Employment Agreements

Glen M. Kassan.  Glen M. Kassan was appointed Chief Executive Officer on October 7, 2005.  In 2006, the Compensation Committee approved a salary of $600,000 per annum for Mr. Kassan effective January 1, 2006.  There is no employment agreement between the Company and Mr. Kassan regarding Mr. Kassan’s employment with the Company.   The $600,000 annual salary payable to Mr. Kassan with respect to the year ended December 31, 2009, which had been deferred effective January 1, 2009 (net of the 5% company-wide salary reduction), was irrevocably waived by Mr. Kassan and was not paid.  Mr. Kassan is a Managing Director and operating partner of Steel Partners, an affiliate of SP.  In each of 2011, 2010 and 2009, in lieu of paying Mr. Kassan’s annual salary, the Company was charged a management and services fee by SP in consideration for the services of Mr. Kassan and others.  See “Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

In March 2011, Mr. Kassan received a grant of 100,000 shares of restricted stock under our 2007 Incentive Stock Plan with respect to his service as a director, Vice Chairman and Chief Executive Officer of the Company.  See “—Director Compensation.”

James F. McCabe, Jr.  On February 1, 2007, James F. McCabe, Jr. entered into a one-year employment agreement with each of the Company and H&H, effective on March 1, 2007, and which, by the terms of the employment agreement, will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement provides for an annual salary of no less than $300,000 and an annual bonus to be awarded at the Company’s sole discretion.  In addition, Mr. McCabe’s employment agreement provided for the grant of options to purchase 50,000 shares of the Company’s common stock upon the Company’s adoption of a stock option plan and registration of underlying shares by September 30, 2007, or alternatively 50,000 “phantom” options in lieu of such options if such a plan had not been adopted by such date.  The Company satisfied this obligation by granting Mr. McCabe an option to purchase 50,000 shares of the Company’s common stock options on July 6, 2007 at an exercise price equal to $9.00, half of which were exercisable immediately, one-quarter of which became exercisable on July 7, 2008 and the balance of which became exercisable on July 6, 2009.  Effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. McCabe’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect a 1-for-10 reverse split of the Company’s common stock effected November 2008 (the “Reverse Stock Split”) by reducing the number of shares issuable thereunder to 5,000 and by increasing the exercise price of such option to $90.00 per share.

In addition, pursuant to Mr. McCabe’s employment agreement, he is entitled to four weeks paid vacation, health insurance coverage (if and to the extent provided to all other employees of the Company), a car allowance of $600 per month, and life insurance, disability insurance and 401(k) benefits, if and to the extent provided to executives of either HNH or H&H.  Mr. McCabe was also entitled to a temporary living allowance of $3,400 per month through February 2009 under his employment agreement, and thereafter is receiving a monthly living and travel allowance of up to $3,400 per month.  Effective January 4, 2009, the Company amended its employment agreement with Mr. McCabe to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. McCabe’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A of the Internal Revenue Code and the regulations and interpretive guidance issued thereunder (“Section 409A”).

Jeffrey A. Svoboda.  Effective January 28, 2008, Jeffrey A. Svoboda entered into an employment agreement, pursuant to which Mr. Svoboda agreed to become the President and Chief Executive Officer of H&H.  Mr. Svoboda was also appointed by the Board of the Company to serve as the President and Chief Executive Officer of Bairnco, effective January 1, 2009, and as a Senior Vice President of the Company, effective March 1, 2009.  His employment agreement provides for an initial two-year term, which automatically extends for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement also provides to Mr. Svoboda, among other things, (i) an annual salary of $500,000, (ii) an annual bonus with a target of 100% of base salary under the Company’s STIP and LTIP (as base salary is defined in his employment agreement); (iii) a grant of 100,000 options to purchase shares of the Company’s common stock pursuant to the terms and conditions of the Company’s 2007 Incentive Stock Plan at an exercise price equal to $9.00, one-third of which vested on the grant date, one-third of which vested on the first anniversary of the grant date, and the final one-third of which vested on the second anniversary of the grant date; and (iv) other benefits.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. Svoboda’s employment agreement was adjusted pursuant to the 2007 Incentive Stock Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 10,000 and by increasing the exercise price of such option to $90.00 per share.  Effective January 4, 2009, the Company amended its employment agreement with Mr. Svoboda to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. Svoboda’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A.

See “— Potential Payments upon Termination or Change in Control” for further discussion on termination, retirement and change-in-control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the named executive officers as of December 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)
Glen M. Kassan Chief Executive Officer	--	--	--	--
James F. McCabe, Jr. Chief Financial Officer, Senior Vice President and President, Shared Services	5,000	--	$ 90.00	July 6, 2015
Jeffrey A. Svoboda Senior Vice President of HNH and President and Chief Executive Officer of H&H and Bairnco	10,000	--	$ 90.00	January 28, 2016

Pension Benefits

The Company sponsors a defined benefit plan (the “WHX Pension Plan”), which provides benefits to certain current and former employees of the Company and its current and former subsidiaries, H&H, Bairnco and Wheeling-Pittsburgh Corporation.

In 2005, the WHX Pension Plan was amended to freeze benefit accruals for all hourly non-bargained and salaried H&H plan participants and to close the Plan to future entrants.  The only active employees who continued to receive benefit accruals were approximately 100 participants who are covered by collective bargaining agreements that provided for continued benefit accruals through March 2011.  In 2008, two Bairnco qualified pension plans for which the accrual of future benefits had been frozen in 2006 were merged into the WHX Pension Plan.

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

The WHX Pension Plan provides for early retirement under a variety of eligibility rules pertinent to each covered group.  Early retirement benefits are the retirement income that would be applicable at normal retirement, reduced either by a fixed factor per month or on an actuarial equivalence basis, depending on the covered group.  The normal form of payment under the WHX Pension Plan also varies, but is a straight life annuity for most participants and a ten-year certain and life annuity for others.  The Wheeling-Pittsburgh Steel Corporation, a former subsidiary of the Company, bargained participants earn a straight life annuity under a 414(k) arrangement and had the option to take up to $10,000 of their defined contribution plan assets as a lump sum.  The ability of Wheeling-Pittsburgh Steel Corporation bargained participants to receive lump-sum distributions of their defined contribution plan assets is limited to 50% of the total value of their benefits, however, for so long as the WHX Pension Plan is deemed 20% or more underfunded.

None of the named executive officers are accruing benefits under the WHX Pension Plan, nor are we aware of any pension payments made during 2009 or 2010 for any of the Company’s named executive officers.  The valuation method and material assumptions applied in quantifying the present value of accumulated benefits are set forth in Note 7 to the Company’s 2010 Consolidated Financial Statements.

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

Jeffrey A. Svoboda.  In the event that H&H terminates Mr. Svoboda’s employment agreement without cause or gives notice not to extend the term of the employment agreement, H&H will pay to Mr. Svoboda, as aggregate compensation, (i) a lump-sum cash payment equal to the greater of the balance of his base salary due for the remaining term of his contract (as base salary is defined in his employment agreement) or one (1) year of the greater of his then current annual base salary or of his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits and (iii) a bonus payment equal to the cash portion of the most recent bonus paid to Mr. Svoboda.  Mr. Svoboda will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or H&H relocates more than 50 miles from White Plains, NY, as more specifically described in the employment agreement.

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

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during the year ended December 31, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(d)	(g)	(h)
Robert Frankfurt	108,133	--	--	108,133
Jack L. Howard	--	--	--	--
Glen M. Kassan	--	--	--	--
Louis Klein, Jr.	110,821	--	--	110,821
Warren G. Lichtenstein	--	--	--	--
John H. McNamara, Jr.	--	--	--	--
John J. Quicke(2)	--	--	--	--
Garen W. Smith	108,988	--	--	108,988(1)

(1)
In addition, Mr. Smith and his wife also receive medical benefits pursuant to an agreement entered into as of June 19, 2002 by and between the Company, Unimast and Mr. Smith in connection with the sale by the Company of Unimast, its then wholly-owned subsidiary, and the termination of Mr. Smith’s employment as President and Chief Executive Officer of Unimast.

(2)	Mr. Quicke did not stand for re-election at the Company’s annual meeting of stockholders held on December 9, 2010.

Effective January 1, 2011, the Board adopted the following compensation schedule for non-employee directors:

Annual Retainer for Directors:	$40,000
Annual Retainer for Chairman:	$90,000
Board Meeting Fee:	$1,500
Annual Retainer for Audit Committee Members:	$7,500
Annual Retainer for Audit Committee Chair:	$10,000
Audit Committee Meeting Fee:	$1,000
Annual Retainer for Compensation Committee Members:	$6,000
Annual Retainer for Compensation Committee Chair:	$6,500
Compensation Committee Meeting Fee:	$1,000
Annual Retainer for Nominating Committee Members:	$5,000
Annual Retainer for Nominating Committee Chair:	$5,000
Nominating Committee Meeting Fee:	$1,000
Special Committee Meeting Fee:	$1,000

Effective March 14, 2011, the Compensation Committee of the Board approved the grant of (a) 1,000 shares of restricted stock under our 2007 Incentive Stock Plan to each director, other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock under our 2007 Incentive Stock Plan to each of the Chairman and Vice Chairman.  These restricted stock grants will vest on the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company, subject to the terms thereof.

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

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our common stock as of April 25, 2011, held by:

•	Each person who beneficially owns 5% or more of the shares of common stock then outstanding;

•	Each of our directors;

•	Each of our named executive officers;

•	All of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, if any, held by that person that were exercisable on April 25, 2011 or would be exercisable within 60 days following April 25, 2011 are considered outstanding.  Such shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 12,653,775 shares of common stock outstanding as of April 25, 2011.  Unless otherwise listed in the table below, the address of each such beneficial owner is c/o Handy & Harman Ltd., 1133 Westchester Avenue, Suite N222, White Plains, NY, 10604.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
Steel Partners II, L.P. (1) 590 Madison Avenue New York, New York 10022	6,384,805	50.5%

GAMCO Investors, Inc. (2) One Corporate Center Rye, New York 10580	1,355,015	10.7%

Warren G. Lichtenstein (1)	6,484,805	51.2%

Jack L. Howard (3)	58,642	*

Glen M. Kassan (4)	100,000	*

Louis Klein, Jr. (5)	28,000	*

James F. McCabe, Jr. (6)	32,826	*

John H. McNamara, Jr. (7)	1,500	*

Robert Frankfurt (8)	1,000	*

Garen W. Smith (9)	3,415	*

Jeffrey A. Svoboda (10)	74,762	*

All Directors and Executive Officers as a Group (10 persons) (11)	6,807,343	53.7%
 _______________
* less than 1%

(1)
Based upon the Form 4 it filed on March 22, 2011, SPII directly owns 6,384,805 shares of the Company’s common stock.  SPH is the sole limited partner of SPII.  Steel Partners is the manager of SPII and SPH and Steel Partners has been delegated the power to vote and dispose of the securities held by SPII and SPH.  Warren G. Lichtenstein, the Company’s Chairman, is also the manager of Steel Partners.  By virtue of these relationships, each of SPH, Steel Partners and Mr. Lichtenstein may be deemed to beneficially own the shares owned by SPII.  Mr. Lichtenstein also directly owns 100,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Lichtenstein ending his service as a director of the Company.

(2)	Based upon Amendment No. 7 to Schedule 13D filed on January 24, 2011, a group including GAMCO Investors, Inc. beneficially owns 1,355,015 shares of common stock.

(3)
Consists of (a) 57,642 shares owned directly by EMH Howard, LLC (“EMH”) which may be deemed beneficially owned by Mr. Howard by virtue of his position as the managing member of EMH and (b) 1,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Howard ending his service as a director of the Company.  Mr. Howard disclaims beneficial ownership of the shares owned by EMH except to the extent of his pecuniary interest therein.

(4)
Consists of 100,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Kassan ending his service as a director of the Company.

(5)
Includes (a) 1,000 shares of common stock issuable upon exercise of options that are currently exercisable and (b) 1,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Klein  ending his service as a director of the Company.

(6)
Includes (a) 5,000 shares of common stock issuable upon exercise of options that are currently exercisable and (b) 22,826 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but remain unvested with respect to 75% of the award which will vest in equal annual installments over a three year period from March 14, 2011.

(7)
Includes 1,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. McNamara  ending his service as a director of the Company.

(8)
Consists of 1,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Frankfurt  ending his service as a director of the Company.

(9)
Includes (a) 1,000 shares of common stock issuable upon exercise of options that are currently exercisable and (b) 1,000 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but do not vest until the earlier of March 14, 2012 or upon Mr. Smith  ending his service as a director of the Company.

(10)
Includes (a) 10,000 shares of common stock issuable upon exercise of options that are currently exercisable and (b) 64,762 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but remain unvested with respect to 75% of the award which will vest in equal annual installments over a three year period from March 14, 2011.

(11)
Includes (a) 11,002 shares of common stock, (b) 5,000 shares of common stock issuable upon exercise of options that are currently exercisable and (c) 6,391 shares of restricted stock issued pursuant to our 2007 Incentive Stock Plan, which currently have voting rights but remain unvested with respect to 75% of the award which will vest in equal annual installments over a three year period from March 14, 2011, in each case held by an executive officer not specifically identified in the table.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of April 25, 2011, SPII is the direct owner of 6,384,805 shares of the Company’s common stock, representing approximately 50.5% of the outstanding shares.   SPH is the sole limited partner of SPII.  Steel Partners is the manager of SPII and SPH and Steel Partners has been delegated the power to vote and dispose of the securities held by SPII and SPH.  Warren G. Lichtenstein, the Company’s Chairman, is also the manager of Steel Partners.  In addition, employees and affiliates of Steel Partners hold positions with HNH, including Glen M. Kassan as Chief Executive Officer and Vice Chairman, John J. Quicke, as Vice President, and Jack L. Howard and John H. McNamara Jr., as directors.

The Company paid a management and services fee to SP of $1,950,000 and $950,000 for services performed in 2010 and 2009, respectively, and, on March 10, 2011, a management and services fee to SP in the amount of $1,740,000 was approved for services to be performed in 2011.  The management and services fees paid to SP were approved by a special committee of the Board, composed entirely of independent directors.  SP is an affiliate of Steel Partners and is controlled by the Chairman of the Board of the Company, Warren G. Lichtenstein.  In each of 2009 and 2010 this fee was, and in 2011 this fee will be, paid as consideration for the services of Warren G. Lichtenstein, as Chairman of the Board, Glen M. Kassan, as Chief Executive Officer and Vice Chairman, John J. Quicke, as Vice President and, until December 2010, as director, and Jack L. Howard and John H. McNamara, Jr., both as directors, as well as other assistance from Steel Partners.  The other services provided included management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the businesses of the Company.

On March 10, 2011, a special committee of the Board, composed entirely of independent directors, approved a sub-lease of office space from an affiliate of Steel Partners for an estimated aggregate occupancy charge of approximately $425,000 per year.

In 2010 and 2009, the Company provided certain accounting services to SPH, and continues to provide certain accounting services on an ongoing basis.  The Company billed SPH $550,000 and $91,000 on account of services provided in 2010 and 2009, respectively.

On October 15, 2010, Handy & Harman Group Ltd. (“H&H Group”), a wholly owned subsidiary of the Company, refinanced the prior indebtedness of H&H and Bairnco to the Steel Partners II Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the Steel Partners II Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts, H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017  and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share.

To our knowledge, there are no transactions involving the Company and any related person, as that term is used in applicable SEC regulations, in the fiscal years ended December 31, 2010 and 2009 that are required to be disclosed in this amendment to the Company’s Annual Report on Form 10-K which are not disclosed.  Our Board is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.

Director Independence

In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Capital Market, including NASDAQ Marketplace Rule 5605(a)(2), and applicable SEC regulations.

After reviewing any material relationships that any of our directors may have with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities, our Board has determined that Louis Klein, Jr., Garen W. Smith and Robert Frankfurt, representing three of our eight directors, are “independent directors” as defined under the NASDAQ Marketplace Rules.  The Company has a separately standing Compensation Committee, Nominating Committee and Audit Committee.  Each of the Audit Committee, Compensation Committee and Nominating Committee have a charter, current copies of which are available on the Company’s website, www.handyharman.com.  All of the members of our Audit Committee, Compensation Committee and Nominating Committee, which are comprised of Messrs. Klein, Smith and Frankfurt, are independent under the NASDAQ definition of “independence.”

Item 14.                      Principal Accountant Fees and Services

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by Grant Thornton, LLP during our most recent fiscal year are compatible with maintaining the independence of such auditors.

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

	2010	2009

Audit fees	$1,601,655	$2,190,589
Audit-related fees	$51,998	$137,718
Tax fees	$23,562	$52,837
All other fees	$-	$-

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

(a) 3. Exhibits
Exhibit Number	Description
2.1	First Amended Chapter 11 Plan of Reorganization of the Company, dated June 8, 2005 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed July 28, 2005).
2.2
Third Amended Joint Plan of Reorganization of Wheeling-Pittsburgh Steel Corporation, dated May 19, 2003 (incorporated by reference to Exhibit 2.1 to Wheeling-Pittsburgh Corporation’s Registration Statement on Form 10 filed May 30, 2003).

3.1
Amended and Restated Certificate of Incorporation of HNH, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of HNH Corporation, effective January 3, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed January 4, 2011).

3.3	Amended and Restated By Laws of HNH, as most recently amended on November 24, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
**4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

**4.2
Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

*4.3	Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).
**4.5	Form of Restricted Shares Agreement.
10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation and Wheeling-Pittsburgh Corporation, the Company and certain affiliates of Wheeling-Pittsburgh Steel Corporation, Wheeling-Pittsburgh Corporation and the Company (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 30, 2001).

10.2	Supplemental Executive Retirement Plan (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006).
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, HNH, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003 (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006).

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010).

10.5	2009 Bonus Plan of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 30, 2010).
**10.6	2010 Bonus Plan of the Company.
10.7	2007 Incentive Stock Plan (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed November 4, 2010).
10.8
Settlement Agreement by and among HNH, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006 (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007).

10.9
Asset Purchase Agreement by and among Illinois Tool Works Inc., ITW Canada, OMG Roofing, Inc., and OMG, Inc., dated December 28, 2006 (incorporated by reference to Exhibit 10.12 of the Company’s Form 10-K filed March 9, 2007).

10.10	Employment Agreement by and among HNH, Handy & Harman, and James McCabe dated as of February 1, 2007 (incorporated by reference to exhibit 10.14 to the Company’s Form 10-K filed May 21, 2007).

10.11
Amendment to Employment Agreement by and among HNH, Handy & Harman, and James F. McCabe Jr., effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K, filed March 31, 2009).

10.12
Second Amendment to Employment Agreement by and among HNH, Handy & Harman, and James F. McCabe Jr., effective January 4, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-K, filed March 31, 2009).

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

10.16	Employment Agreement by and among HNH and Peter T. Gelfman, dated as of April 7, 2008 (incorporated by reference to Exhibit 10.18 to the Company’s Form 10-Q filed May 15, 2008).
10.17	Amendment to Employment Agreement by and among HNH and Peter T. Gelfman, effective January 1, 2009 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K, filed March 31, 2009).
10.18	Second Amendment to Employment Agreement by and among HNH and Peter T. Gelfman, effective January 4, 2009 (incorporated by reference to Exhibit 10.20 to the Company’s Form 10-K, filed March 31, 2009).
10.19	Incentive Agreement, dated July 6, 2007, by and between HNH and Glen Kassan (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K, filed March 31, 2009).
10.20	Amendment to Incentive Agreement, dated as of January 1, 2009, by and between HNH and Glen Kassan (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed March 31, 2009).
10.21	Incentive Agreement, dated July 6, 2007, by and between HNH and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 31, 2009).
10.22
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between HNH and Warren G. Lichtenstein (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K, filed March 31, 2009).

**21.1	Subsidiaries of Registrant.
**23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
**24.1	Power of Attorney (included in the signature page to the Original Form 10-K).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*            Filed herewith.
**          Previously filed with the Original Form 10-K, filed March 11, 2011.

(b)         Financial Statements and Schedules:

1.           Schedule I – Audited Financial Statements of HNH (Parent Only) (Previously filed as pages F-1 to F-6 to the Original Form 10-K, filed March 11, 2011).

2.           Schedule II – Valuation and Qualifying Accounts and Reserves (Previously filed as page F-7 to the Original Form 10-K, filed March 11, 2011).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2011.

HANDY & HARMAN LTD.

By:	/s/ James F. McCabe, Jr.
	Name:	James F. McCabe, Jr.
	Title:	Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 29, 2011.

By:	*	April 29, 2011
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	*	April 29, 2011
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	April 29, 2011
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	April 29, 2011
	John H. McNamara, Jr., Director	Date

By:	*	April 29, 2011
	John J. Quicke, Director	Date

By:	*	April 29, 2011
	Louis Klein, Jr., Director	Date

By:	*	April 29, 2011
	Jack L. Howard, Director	Date

By:	*	April 29, 2011
	Robert Frankfurt, Director	Date

By:	*	April 29, 2011
	Garen W. Smith, Director	Date

*By	/s/ James F. McCabe, Jr.
James F. McCabe, Jr., Attorney-in-fact

Index to Exhibits

4.3	Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.
31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.