Form 10-Q
period 2011-03-31
HANDY & HARMAN LTD.
filed 2011-05-16
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  1-2394

HANDY & HARMAN Ltd.
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

The number of shares of Common Stock issued and outstanding as of May 11, 2011 was 12,653,775

Part I. Item 1: Financial Statements

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended March 31,
	2011	2010

(in thousands except per share)

Net sales	$156,995	$128,846
Cost of goods sold	116,825	95,434
Gross profit	40,170	33,412

Selling, general and administrative expenses	30,162	26,812
Pension expense	1,125	1,113
Asset impairment charge	690	-
Income from continuing operations	8,193	5,487
Other:
Interest expense	4,332	6,631
Realized and unrealized loss on derivatives	4,164	323
Other expense (income)	(31)	195
Loss from continuing operations before tax	(272)	(1,662)
Tax provision	1,006	614
Loss from continuing operations, net of tax	(1,278)	(2,276)

Discontinued Operations:
Loss from discontinued operations, net of tax	(485)	(468)
Gain on disposal of assets, net of tax	6,585	-
Net income (loss) from discontinued operations	6,100	(468)

Net income (loss)	$4,822	$(2,744)

Basic and diluted per share of common stock

Loss from continuing operations, net of tax	$(0.10)	$(0.19)
Discontinued operations, net of tax	0.49	(0.04)
Net income (loss)	$0.39	$(0.23)

Weighted average number of common shares outstanding	12,277	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,309	$8,762
Trade and other receivables - net of allowance for doubtful accounts of $2,324 and $2,318, respectively	95,465	70,345
Inventories	59,767	50,320
Deferred income taxes	1,334	1,238
Other current assets	9,122	9,153
Current assets of discontinued operations	-	23,162
Total current assets	173,997	162,980

Property, plant and equipment at cost, less accumulated depreciation and amortization	76,338	78,223
Goodwill	65,564	63,917
Other intangibles, net	37,047	31,538
Other non-current assets	19,253	14,946
Non-current assets of discontinued operations	-	1,944
	$372,199	$353,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$51,540	$38,273
Accrued liabilities	35,328	33,832
Accrued environmental liability	5,958	6,113
Accrued interest - related party	493	411
Short-term debt	46,879	42,890
Current portion of long-term debt	4,452	4,452
Deferred income taxes	355	355
Current portion of pension liability	15,800	14,900
Current liabilities of discontinued operations	-	6,435
Total current liabilities	160,805	147,661

Long-term debt	91,917	91,417
Long-term debt - related party	32,653	32,547
Long-term interest accrual - related party	329	-
Accrued pension liability	96,768	98,425
Other employee benefit liabilities	4,418	4,429
Deferred income taxes	4,220	3,988
Other liabilities	4,961	4,941
Long-term liabilities of discontinued operations	-	300
	396,071	383,708
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 12,654 and 12,179 shares, respectively	127	122
Accumulated other comprehensive loss	(135,108)	(135,865)
Additional paid-in capital	553,548	552,844
Accumulated deficit	(442,439)	(447,261)
Total stockholders' deficit	(23,872)	(30,160)
	$372,199	$353,548

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income (loss)	$4,822	$(2,744)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	3,877	4,163
Non-cash stock based compensation	923	12
Amortization of debt related costs	558	288
Accrued interest not paid in cash	777	2,922
Deferred income taxes	87	(8)
Asset impairment charge	690	-
Unrealized losses on derivatives	1,484	67
Reclassification of net cash settlements on precious metal contracts to investing activities	2,794	256
Net cash provided by (used in) operating activities of discontinued operations, including non-cash gain on sale of assets	(9,471)	322
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(20,981)	(13,031)
Inventories	(7,996)	(4,346)
Other current assets	(500)	(52)
Accrued interest expense-related party	89	382
Other current liabilities	4,383	6,440
Other items-net	(360)	278
Net cash used in operating activities	(18,824)	(5,051)
Cash flows from investing activities:
Plant additions and improvements	(2,381)	(2,674)
Net cash settlements on precious metal contracts	(2,794)	(256)
Acquisition	(8,761)	-
Proceeds from sales of assets	-	13
Net cash provided by sales of assets of discontinued operations	26,543	-
Net cash provided by (used in) investing activities	12,607	(2,917)
Cash flows from financing activities:
Net revolver proceeds	3,727	11,681
Net proceeds of loans - foreign	758	-
Repayments of term loans	(1,460)	(3,004)
Deferred finance charges	(204)	-
Net change in overdrafts	2,804	(757)
Other	(39)	(48)
Net cash provided by financing activities	5,586	7,872
Net change for the period	(631)	(96)
Effect of exchange rate changes on net cash	178	(114)
Cash and cash equivalents at beginning of period	8,762	8,796
Cash and cash equivalents at end of period	$8,309	$8,586

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2010	12,179	$122	$(135,865)	$(447,261)	$552,844	$(30,160)

Restricted stock - granted	475	5	-	-	5,113	5,118
Restricted stock - unvested	-	-	-	-	(4,409)	(4,409)

Foreign currency translation adjustment	-	-	757	-	-	757

Net income	-	-	-	4,822	-	4,822
Total comprehensive income						5,579

Balance, March 31, 2011	12,654	$127	$(135,108)	$(442,439)	$553,548	$(23,872)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), the parent company, manages a group of businesses on a decentralized basis.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon EM”), and Kasco Blades and Route Repair Services (“Kasco”).  The business units of HNH principally operate in North America.  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.

Note 2 – Management’s Plans and Liquidity

As of March 31, 2011, the Company’s current assets totaled $174.0 million and its current liabilities totaled $160.8 million.  Therefore, its working capital was $13.2 million, as compared to working capital of $15.3 million as of December 31, 2010.

HNH, the parent company

 For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit H&H Group to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”) and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets significantly contributed to an unfunded pension liability of the WHX Pension Plan which totaled $111.3 million as of March 31, 2011. The Company expects to have required minimum contributions to the WHX Pension Plan totaling $13.0 million during the second through fourth quarters of 2011 and $15.6 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of March 31, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $1.9 million and current liabilities of approximately $16.8 million.  Such current liabilities included $15.8 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements.

Management expects that HNH will be able to fund its activities in the ordinary course of business over at least the next twelve months.

Handy & Harman Group Ltd.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of March 31, 2011, the Company’s availability under its U.S. revolving credit facility was $32.6 million.  There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions (see Note 6- “Acquisition”), (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (see Note 5 - “Discontinued Operations”) and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

Management believes that the Company will be able to meet its cash requirements on a continuing basis for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

 Furthermore, if the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations.

Note 3 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2010.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.   In particular, the assets, liabilities and losses of discontinued operations (see Note 5) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

Note 4 – Recently Issued Accounting Pronouncements

During the first quarter of 2011, the Financial Accounting Standards Board (“FASB”)  issued an amendment to Accounting Standards Codification (“ASC”)  350 relating to Intangibles-Goodwill and Other which modifies goodwill impairment testing for reporting units with a zero or negative carrying amount.  Under the amended guidance, an entity must consider whether it is more likely than not that a goodwill impairment exists for reporting units with zero or negative carrying amount.  If it is more likely than not, the second step of the goodwill impairment test in ASC 350-20-35 must be performed to measure the amount of goodwill impairment loss, if any.  The amendment was effective for the Company as of January 1, 2011, and the Company adopted it in the first quarter of 2011.  The adoption did not have an effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Arlon CM

In 2010, the Company decided to explore exiting the business of manufacturing adhesive films, specialty graphic films and engineered coated products, and during the first quarter of 2011, the Company completed two separate asset sale transactions.  These businesses comprised the Arlon Coated Materials (“Arlon CM”) reporting segment.

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  A gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011.

On March 25, 2011, Arlon and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a loss of $5.0 million on the sale of these assets in the first quarter of 2011.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, are recorded in Other non-current assets on the consolidated balance sheet as of March 31, 2011, and are expected to be received by the Company in the second quarter of 2012.

The total gain as a result of these asset sales of $6.6 million, net of tax, is reported in discontinued operations on the consolidated statement of operations for the three months ended March 31, 2011.

Indiana Tube Denmark

In 2009, the Company completed the closure of its Indiana Tube Denmark subsidiary (“ITD”) after deciding to exit the welded specialty tubing market in Europe. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale.  The facility is included in “Other non-current assets” on the consolidated balance sheets as of March 31, 2011 and December 31, 2010.  ITD is included in the results of discontinued operations for the first quarter of 2010.

Sumco, Inc.

Sumco was engaged in the business of providing electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  In light of its ongoing operating losses and future prospects, the Company evaluated Sumco and decided to exit this business, which had been part of the Precious Metal segment.  In October 2010, the Company completed the sale of the remaining assets of Sumco.  Sumco is included in the results of discontinued operations for the first quarter of 2010.

The following assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheet as of December 31, 2010.  As of March 31, 2011, there were no assets or liabilities of discontinued operations due to the Arlon CM sale described above.

(in thousands)	December 31, 2010
Current Assets:
Trade and other accounts receivable	$10,203
Inventory	11,979
Other current assets	980
$23,162

Long-term Assets:
Property, plant & equipment, net	1,865
Intangibles, net	79
$1,944

Current Liabilities:	$6,435

Non-current Liabilities:
Deferred income taxes	229
Other non-current liabilities	71
$300

The income (loss) from Discontinued Operations consists of the following:

	Three Months ended March 31,
(in thousands)	2011	2010

Net sales	$8,361	$16,326

Operating loss	(454)	(332)

Loss from discontinued operations, net	(485)	(468)

Gain on sale of assets, net of tax	6,585	-

Note 6 – Acquisition

Pursuant to an Asset Purchase Agreement dated March 23, 2011 (the “Asset Purchase Agreement”), a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The purchase price was approximately $8.8 million, and was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business will be reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

The Company has made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed, at estimated fair market values as detailed below.  Such allocation is subject to change pending completion of the final valuation and analysis.

Amount
(in thousands)
Accounts receivable	$603
Inventories	1,125
Prepaid expenses	19
Equipment	181
Identifiable intangible assets	6,144
Goodwill	1,623
Total assets acquired	9,695
Accrued expenses	(934)
Net assets acquired	$8,761

Based on the preliminary evaluation, the components of the $6.1 million of acquired identifiable intangible assets listed in the above table are as follows:

		Amortization
	Amount	Period
	(in thousands)
Products and customer relationships	$3,810	10 years
Trademark/Brand name	713	16 years
Patents and patent applications	1,471	10-15 years
Non-compete agreement	150	5 years
Total identifiable intangible assets	$6,144

No amortization expense was recorded as of March 31, 2011. The estimated amortization of intangibles from the acquisition will be approximately $0.4 million for the remaining nine months of 2011, and $0.6 million annually for each of the next five years thereafter. The goodwill is expected to be amortizable for income tax purposes.

 The amount of sales and earnings of the acquired business included in the consolidated statement of operations for the period from acquisition through March 31, 2011 was approximately $0.1 million and $-0-, respectively.  The pro forma net sales and income from continuing operations of the Company would have been $158.7 million and $8.1 million for the three months ended March 31, 2011, and $131.0 million and $5.1 million for the three months ended March 31, 2010, respectively, if the acquisition had taken place as of January 1, 2010.

There is additional contingent consideration that could be due from the Company under the Asset Purchase Agreement if the net sales of certain identified products exceed the parameters set forth in the Asset Purchase Agreement in 2011 and 2012.  The additional consideration would be equal to 10% of the sales in excess of the specified parameters.  No amount related to the contingent portion of the purchase price was recognized at the acquisition date, in accordance with ASC 805 - Business Combinations.

Note 7  – Restructuring Charges

In 2010 and 2009, the Company engaged in various cost improvement initiatives in order to positively impact productivity and profitability, including certain activities that management believes will result in a more efficient infrastructure that can be leveraged in the future.

The restructuring costs and activity in the restructuring reserve for the three months ended March 31, 2011 consisted of:

	Reserve Balance			Reserve Balance
	December 31, 2010	Expense	Payments	March 31, 2011
(in thousands)
Termination benefits	$37	$-	$(37)	$-
Rent expense	141	-	(8)	133
	$178	$-	$(45)	$133

Note 8 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.  Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

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

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to the short-term maturities of these assets and liabilities.  Carrying cost approximates fair value for the Company’s long-term debt which has variable interest rates.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements. The embedded derivative features of the Company’s Subordinated Notes and related warrants (See Note 14 - “Debt”) are valued at fair value on a recurring basis and are considered Level 3 measurements.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of March 31, 2011, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of March 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commodity contracts on precious metal	$21	—	$21	—

Derivative features of Subordinated Notes	$(6,527)	—	—	$(6,527)

Activity	Three Months Ended March 31, 2011
Dollars in thousands)
Balance at December 31, 2010	$(5,096)
Total net gains (losses) included in:
Net income (1)	(1,431)
Other comprehensive income	-
Purchases	-
Issuances	-
Sales	-
Settlements	-
Net transfers into/ (out) of Level 3	-
Balance at March 31, 2011	$(6,527)

 (1) Gains (losses) on the mark-to-market adjustments of the embedded derivative features of Subordinated Notes are included in interest expense.

The loss of $1.4 million for the three months ended March 31, 2011 noted above is an unrealized loss that is attributable to the Company’s Subordinated Notes which are a liability on the balance sheet as of March 31, 2011.

The valuation of the derivative features of the Subordinated Notes utilizes a customized binomial model which values the embedded derivatives in such notes and the warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH’s stock are significant inputs that influence the valuation of the derivative liability.

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

The changes in the net carrying amount of goodwill by reportable segment for the three month periods ended March 31, 2011 and 2010 were as follows:

(in thousands)
Segment	Balance at January 1, 2011	Acquisitions/Other	Balance at March 31, 2011	Accumulated Impairment Losses

Precious Metal	$1,492	$24	$1,516	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	1,623	52,855	-
Arlon Electronic Materials	9,298	-	9,298	(1,140)
	$63,917	$1,647	$65,564	$(1,140)

Segment	Balance at January 1, 2010	Acquisitions/Other	Balance at March 31, 2010	Accumulated Impairment Losses

Precious Metal	$1,521	$(20)	$1,501	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	-	51,232	-
Arlon Electronic Materials	9,298	-	9,298	(1,140)
	$63,946	$(20)	$63,926	$(1,140)

Long-lived assets consisting of land and buildings used in previously operating businesses or otherwise currently unused properties are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations.  A non-cash asset impairment charge of $0.7 million was recorded for the three months ended March 31, 2011, related to unused land owned by the Company’s Arlon EM segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value.

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of Common Stock outstanding, as follows:

	Three Months
	Ended March 31,
	2011	2010
(in thousands, except per share)

Loss from continuing operations, net of tax	$(1,278)	$(2,276)
Weighted average number of common shares outstanding	12,277	12,179

Loss from continuing operations, net of tax per common share	$(0.10)	$(0.19)

Discontinued operations	$6,100	$(468)
Weighted average number of common shares outstanding	12,277	12,179

Discontinued operations per common share	$0.49	$(0.04)

Net income (loss)	$4,822	$(2,744)
Weighted average number of common shares outstanding	12,277	12,179

Net income (loss) per common share	$0.39	$(0.23)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three months ended March 31, 2011 and 2010.  For the three month period ended March 31, 2011, no outstanding common share equivalents were dilutive because the $90.00 per share exercise price of such equivalents exceeded the fair market value of the Company’s common stock, which averaged $12.08 during the period.  For the three month period ended March 31, 2010, no common share equivalents were dilutive because the Company reported a net loss and therefore, any outstanding stock options would have had an anti-dilutive effect.  As of March 31, 2011, stock options for an aggregate of 57,500 shares are excluded from the calculation of net income per share.

Note 10 – Stockholders’ Deficit/Equity

Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was:

(in thousands)	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$4,822	$(2,744)

Foreign currency translation adjustments	757	(469)

Comprehensive income (loss)	$5,579	$(3,213)

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of March 31, 2011 and December 31, 2010 were comprised of:

(in thousands)	March 31,	December 31,
	2011	2010
Net actuarial losses and prior service costs and credits	$(139,114)	$(139,114)
Foreign currency translation adjustment	4,006	3,249
	$(135,108)	$(135,865)

Note 11 – Inventories

Inventories at March 31, 2011 and December 31, 2010 were comprised of:

(in thousands)	March 31,	December 31,
	2011	2010

Finished products	$23,036	$20,363
In - process	8,662	8,110
Raw materials	18,523	16,389
Fine and fabricated precious metal in various stages of completion	19,350	12,151
	69,571	57,013
LIFO reserve	(9,804)	(6,693)
	$59,767	$50,320

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $9.8 million and $6.7 million as of March 31, 2011 and December 31, 2010, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2011, H&H’s customer metal consisted of 145,978 ounces of silver, 457 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
	2011	2010
	(in thousands, except per ounce)

Precious metals stated at LIFO cost	$9,546	$5,458

Market value per ounce:
Silver	$37.72	$30.92
Gold	$1,427.89	$1,421.07
Palladium	$772.00	$797.00

Note 12 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of March 31, 2011, the Company had entered into forward and future contracts for gold with a total value of $2.4 million and for silver with a total value of $11.3 million.

The forward contracts, in the amount of $12.8 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodity or markets could negatively impact H&H’s costs.  The three month periods ended March 31, 2011 and 2010 include net losses of $2.7 million and $0.3 million, respectively, on precious metal contracts.

As of March 31, 2011, the Company had the following outstanding forward and future contracts with settlement dates ranging from May 2011 to June 2011.

Commodity	Amount

Silver	300,000	ounces
Gold	1,700	ounces

In addition, the Company’s Subordinated Notes issued in October 2010 have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three month period ended March 31, 2011, a mark to market adjustment of $1.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $6.5 million. The embedded derivative features of the Subordinated Notes and related warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended March 31,
		2011	2010
Derivative	Statement of Operations Line	Gain (Loss)

Commodity contracts	Realized and Unrealized Loss on Derivatives	$(2,733)	$(323)
Derivative features of subordinated notes	Realized and Unrealized Loss on Derivatives	(1,431)	-
Total derivatives not designated as hedging instruments		$(4,164)	$(323)

Total derivatives		$(4,164)	$(323)

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)
		March 31,	December 31,
Derivative	Balance Sheet Location	2011	2010

Commodity contracts	Other current assets (liabilities)	$21	$(40)
Derivative features of subordinated notes	Long-term debt & Long term debt-related party	(6,527)	(5,096)
Total derivatives not designated as hedging instruments		$(6,506)	$(5,136)

Total derivatives		$(6,506)	$(5,136)

Note 13 – Pensions and Other Postretirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
(in thousands)	2011	2010

Service cost	$55	$83
Interest cost	5,616	6,050
Expected return on plan assets	(6,924)	(7,185)
Amortization of prior service cost	16	15
Amortization of actuarial loss	2,362	2,150
	$1,125	$1,113

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

In addition to its pension plans which are included in the table above, the Company also maintains several other postretirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million and $0.1 million in the three month periods ended March 31, 2011 and 2010, respectively.

Note 14 – Debt

Debt at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
(in thousands)	2011	2010

Short term debt
First Lien Revolver	$46,361	$42,635
Foreign	518	255
Total short-term debt	46,879	42,890

Long-term debt - non related party:
First Lien Term Loan	18,900	20,300
Second Lien Term Loan	25,000	25,000
10% Subordinated Notes, net of unamortized discount	41,983	40,519
Other H&H debt-domestic	7,223	7,286
Foreign loan facilities	3,263	2,764
Total debt to non related party	96,369	95,869
Less portion due within one year	4,452	4,452
Long-term debt to non related party	91,917	91,417

Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	32,653	32,547
Long-term debt - related party	32,653	32,547

Total long-term debt	124,570	123,964

Total debt	$175,901	$171,306

Note 15 - Income Taxes

For the three month period ended March 31, 2011, a tax provision from continuing operations of $1.0 million was recorded, and for the three month period ended March 31, 2010, a tax provision of $0.6 million was recorded. The Company’s tax provisions are principally for state and foreign income taxes because no federal income tax benefit has been recognized in either of these periods due to the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be realized in future periods.

Note 16 – Reportable Segments

The Company principally operates in North America, and has five reportable segments:

(1)
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

(3)
Engineered Materials segment manufactures and supplies products to the construction and building industries. Engineered Materials segment also manufactures fasteners and fastening systems for the U.S. commercial flat roofing industry.  Products are sold to building and roofing material wholesalers and are also private labeled to roofing system manufacturers. A line of specialty fasteners is produced for the building products industry for fastening applications in the construction and remodeling of homes, decking and landscaping.  Engineered Materials segment also manufactures plastic and steel fittings and connectors for natural gas and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection, and lightning protection.   In addition, Engineered Materials segment manufactures electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries.

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

The following table presents information about reportable segments for the three month periods ended March 31, 2011 and 2010.

(in thousands)	March 31,
	2011	2010

Net Sales:
Precious Metal	$44,646	$29,010
Tubing	24,398	22,354
Engineered Materials	49,394	43,603
Arlon Electronic Materials	22,029	17,835
Kasco	16,528	16,044
Total net sales	$156,995	$128,846

Segment operating income:
Precious Metal	4,461	2,722
Tubing	4,203	2,344
Engineered Materials	1,987	1,354
Arlon Electronic Materials (a)	2,071	2,063
Kasco	968	1,159
Total	$13,690	$9,642

Unallocated corporate expenses & non operating units	(4,371)	(3,059)
Unallocated pension expense	(1,125)	(1,095)
Loss on disposal of assets	(1)	(1)
Income from continuing operations	$8,193	$5,487

Interest expense	(4,332)	(6,631)
Realized and unrealized loss on derivatives	(4,164)	(323)
Other (expenses) income	31	(195)
Loss from continuing operations before income taxes	$(272)	$(1,662)

a) The segment operating income of the Arlon EM segment for the three months ended March 31, 2011 includes an asset impairment charge of $0.7 million to write down certain unused land located in Rancho Cucamonga, California to fair value.

Note 17.  Stock-Based Compensation

In March 2011, the Compensation Committee of the Company’s Board of Directors approved the grant of 496,600 shares of restricted stock awards under the 2007 Incentive Stock Plan, as amended, to certain employees and members of the Board of Directors.

 The restricted stock grants made to the employees, totaling 291,600 shares, vested with respect to 25% of the award upon grant, and will vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award.  These grants were made in lieu of the Long Term Incentive Plan component of the Company’s 2011 Bonus Plan for those individuals who received shares of restricted stock.

Additionally, the Compensation Committee also approved the grant of (a) 1,000 shares of restricted stock under our 2007 Incentive Stock Plan to each director, other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock to each of the Chairman and Vice Chairman, or a total of 205,000 shares to all members of the Board of Directors.  These restricted stock grants will vest on the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company, subject to the terms thereof.

Of the total granted shares, 475,210 were issued, which reflects a reduction for those shares foregone by certain employees, at their option, for state and federal income tax obligations attributable to the vesting of the first 25% of the shares.

Compensation expense is measured based on the fair value of the share-based awards on the grant date and recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The fair value of the restricted shares was determined based upon the NASDAQ price of $10.77 per share at the date of grant, March 14, 2011.

The Company has recognized compensation expense related to the restricted shares of $0.9 million for the three months ended March 31, 2011. Unearned compensation expense related to restricted shares at March 31, 2011 is $4.3 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 18 - Contingencies

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

In January 2008, Mr. Kelly filed a lawsuit against HNH, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit are essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint sought approximately $4.0 million in money damages plus unspecified punitive damages.   In April 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case.  In an Opinion filed in February 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  Mr. Kelly subsequently appealed to the United States Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) the dismissal of his claims related to the H&H SERP.  By Summary Order & Judgment filed on January 19, 2011, the Second Circuit affirmed the decision dismissing Mr. Kelly’s claims related to the H&H SERP.  Mr. Kelly retains the right to file a claim in state court on his breach of contract claim.  There can be no assurance that the Defendants will not have any liability on account of Mr. Kelly’s breach of contract claim.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation (“HHEM”)

In 2004, HHEM, a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively engaged in settlement discussions.  It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM to the plaintiff.  Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.

On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal’s second amended complaint alleges that HNH breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI’s pension trust and (ii) the subsequent management of SWI’s pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal’s allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the Court on February 14, 2011.  The Company’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007, although H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s Soil Action Remediation Action Report, dated December 28, 2007 as amended by an addendum letter dated July 15, 2008, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, net of attorney’s fees, H&H received $1.034 million as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

HHEM entered into an administrative consent order (the “ACO”) in 1986 with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  HHEM and H&H settled a case brought by the local municipality in regard to this site in 1998 and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of March 31, 2011, over and above the $1.0 million, total investigation and remediation costs of approximately $1.7 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM indirectly is currently being reimbursed through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) in August 2006 formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  H&H executed a participation agreement, consent decree and settlement trust on June 13, 2008 and all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered, after no comments were received during the thirty-day comment period on January 27, 2009.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until the Fall of 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

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

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.0 million accrued related to estimated environmental remediation costs as of March 31, 2011.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, to have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations and cash flows of such subsidiaries or the Company, but there can be no such assurances.  The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them.  In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In addition to the foregoing cases, there are a number of other product liability, exposure, accident, casualty and other claims against HNH or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business.  It is not possible at this time to reasonably estimate the probability, range or share of any potential liability of the Company or its subsidiaries in any of these matters.

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

Pension Plan Contingency

In July 2003, the Company entered into a settlement agreement among the Pension Benefit Guaranty Corporation (“PBGC”), HNH and several other parties (“Termination Litigation”), in which the PBGC was seeking to terminate the WHX Pension Plan.  Under the settlement, HNH agreed among other things that HNH will not contest a future action by the PBGC to terminate the WHX Pension Plan in connection with a future facility shutdown of a facility of HNH's former Wheeling-Pittsburgh Steel Corporation subsidiary, which subsidiary was wholly owned until August 1, 2003.  In the event that such a plan termination occurs, the PBGC has agreed to release HNH from any claims relating to any such shutdown. However, there may be PBGC claims related to unfunded liabilities that may exist as a result of any such termination of the WHX Pension Plan.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

HNH, the parent company, manages a group of businesses on a decentralized basis.  HNH owns H&H Group, which owns H&H and Bairnco. HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon EM”), and Kasco Blades and Route Repair Services (“Kasco”).  The Arlon Coated Materials (“Arlon CM”) segment has been classified as discontinued operations in the accompanying financial statements. HNH principally operates in North America.

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

•
Engineered Materials segment manufactures fasteners, fastening systems, plastic and steel connectors, exothermic welding materials, and electro galvanized and painted sheet steel products for the roofing, construction, container, appliance, do-it-yourself, electric, natural gas, propane, and water distribution industries.

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

Overview

Demand for the Company’s products and services increased in 2011 as compared to  2010 resulting in 21.8% quarter-over-quarter net sales growth.  The growth in net sales was due principally to strengthening in the markets served by the Company as well as higher silver prices during the current quarter. Most of the Company’s segments experienced improvements in income from continuing operations. Income from continuing operations improved $2.7 million to $8.2 million during the first quarter of 2011 compared to $5.5 million for the same period of 2010.  Improved income from continuing operations was primarily a result of $28.1 million higher sales from all segments and profit flow-through of increased sales volume.

We continue to seek opportunities to gain market share in markets we currently serve, expand into new markets and develop new products in order to increase demand as well as broaden our sales base.  We expect that the continuing application of the HNH Business System and cost containment measures will generate increased sales and result in a more efficient infrastructure that will continue to positively impact our productivity and profitability.

Comparison of the First Quarter of 2011 with the First Quarter of 2010

The operating results for the three months ended March 31, 2011 and 2010 are summarized in the following table.  In addition, please refer to the condensed consolidated financial statements of HNH as of and for the three months ended March 31, 2011 and 2010.

(in thousands)	Three Months Ended
	March 31,
	2011	2010
Net sales	$156,995	$128,846
Gross profit	40,170	33,412
Income from continuing operations	8,193	5,487
Loss from continuing operations before tax	(272)	(1,662)
Loss from continuing operations, net of tax	(1,278)	(2,276)
Discontinued operations:
Loss from discontinued operations, net of tax	(485)	(468)
Gain on sale of assets, net of tax	6,585	-
Net income (loss) from discontinued operations	6,100	(468)
Net income (loss)	$4,822	$(2,744)

Net sales for the three months ended March 31, 2011 increased by $28.1 million, or 21.8%, to $157.0 million, as compared to $128.8 million for the three months ended March 31, 2010.  The higher sales across all segments were driven by both higher demand resulting from the improvement in the world-wide economy, and the impact of higher silver prices, which accounted for approximately $9.7 million of the increase.

Gross profit for the three months ended March 31, 2011 increased to $40.2 million as compared to $33.4 million for the same period of 2010. Gross profit margin for the three months ended March 31, 2011 was 0.3% lower compared to the same period of 2010, primarily due to higher raw material cost from the Precious Metal, Engineering, and Arlon EM segments.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiencies were the primary drivers that contributed to improved gross profit margin in the Tubing segment.

Selling, general & administrative (“SG&A”) expenses were $3.4 million higher for the three months ended March 31, 2011 compared to the same period of 2010, reflecting higher variable costs and non-cash restricted stock expense of $0.9 million during the first quarter of 2011.  SG&A as a percentage of net sales was 1.6% lower for the three months ended March 31, 2011 as compared to the same period of 2010.

A non-cash pension expense of $1.1 million was recorded for the three months ended March 31, 2011, which was equal to the same period of 2010. The non-cash pension expense in 2011 and 2010 primarily represented actuarial loss amortization.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect pension expense to be approximately $4.4 million in 2011, as compared to $4.3 million in 2010.

A non-cash asset impairment charge of $0.7 million was recorded for the three months ended March 31, 2011.  The non-cash asset impairment charge was related to unused land owned by the Company’s Arlon EM segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value.

Income from continuing operations was $8.2 million for the three months ended March 31, 2011 as compared to $5.5 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in all of the Company’s segments, partially offset by $0.7 million non-cash asset impairment charge, comparing the three months ended March 31, 2011 with the same period of 2010.

Interest expense was $4.3 million for the three months ended March 31, 2011, compared to $6.6 million in the same period of 2010.  The decrease was primarily due to lower interest rates during the first quarter of 2011 as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Realized and unrealized losses on derivatives totaled $4.2 million for the three months ended March 31, 2011 compared to $0.3 million in the same period of 2010. Of such amount in 2011, a $2.8 million realized loss was attributable to precious metal contracts and a $1.4 million unrealized loss was attributable to embedded derivative features of the Company’s Subordinated Notes. The $0.3 million loss in 2010 was all attributable to precious metal contracts. The higher loss on precious metal contracts was primarily driven by much higher silver prices during the first quarter of 2011 as compared to the same period of the prior year. H&H utilizes derivative financial instruments, specifically precious metal forward and future contracts, to economically hedge its precious metal inventory against price fluctuations. The trend in the market price of silver could significantly affect the income from continuing operations of the Company due to the related precious metal contract.  If there is a material increase in silver prices, it could reasonably be expected to cause a loss on H&H’s open silver derivatives contracts.  Based on the average daily amount of ounces of silver that H&H hedged in 2010 and the first quarter of 2011, a change of $1.00 per troy ounce of silver would increase or decrease the derivative loss by $0.4 million. The market price of silver on March 31, 2011 was $37.72.  In addition, the Company’s Subordinated Notes that were issued in October 2010 have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH’s stock is a significant factor that influences the valuation of the derivative liability.  For the three months ended March 31, 2011, a mark-to-market unrealized loss of $1.4 million was charged to unrealized losses on derivatives, increasing the fair value of the derivative liability to $6.5 million.

For the three months ended March 31, 2011, a tax expense of $1.0 million from continuing operations was recorded, principally for state and foreign income taxes, compared to $0.6 million tax expense for the same period of 2010.  No significant federal income tax provision has been recognized in either period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

On February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  Additional escrow funds of $2.5 million will be received by the Company during the second quarter of 2012.  A pretax gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011.

On March 25, 2011, Arlon and its subsidiaries sold all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded proceeds of $2.3 million and a pretax loss of $5.0 million on the sale of these assets in the first quarter of 2011. The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility. Additional escrow funds of $0.5 million will be received by the Company during the second quarter of 2012.

The businesses described in the previous two paragraphs formerly comprised the Arlon CM segment.  Their results for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $6.1 million during the three months ended March 31, 2011, which included a gain, net of tax, of $6.6 million as a result of sales of the Arlon CM segment assets. For 2010, the discontinued operations had aggregate losses from their operations of $0.5 million.

On March 23, 2011, a subsidiary of the Company in the Engineered Materials segment acquired certain assets and assumed certain liabilities of a business that among other businesses, developed and manufactured hidden fastening systems for deck construction, for approximately $8.8 million.  Based on the Company’s initial estimation of the fair value of the assets acquired and liabilities assumed, the Company recorded $1.6 million in goodwill.

Net income for the three months ended March 31, 2010 was $4.8 million, or $0.39 income per share, compared to a net loss of $2.7 million, or $0.23 loss per share, for the three months ended March 31, 2010.

Segment sales and operating income data for the three months ended March 31, 2011 and 2010 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended
(in thousands)	March 31,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$44,646	$29,010	$15,636	53.9%
Tubing	24,398	22,354	2,044	9.1%
Engineered Materials	49,394	43,603	5,791	13.3%
Arlon Electronic Materials	22,029	17,835	4,194	23.5%
Kasco	16,528	16,044	484	3.0%
Total net sales	$156,995	$128,846	$28,149	21.8%

Segment operating income:
Precious Metal	4,461	2,722	1,739	63.9%
Tubing	4,203	2,344	1,859	79.3%
Engineered Materials	1,987	1,354	633	46.8%
Arlon Electronic Materials	2,071	2,063	8	0.4%
Kasco	968	1,159	(191)	-16.5%
Total	$13,690	$9,642	$4,048	42.0%

Unallocated corporate expenses & non operating units	(4,372)	(3,060)	(1,312)	-42.9%
Unallocated pension expense	(1,125)	(1,095)	(30)	-2.7%
Income from continuing operations	$8,193	$5,487	$2,706	49.3%

 The comments that follow compare revenues and operating income by segment for the three months ended March 31, 2011 and 2010.

Precious Metal

The Precious Metal segment net sales increased by $15.6 million, or 53.9%, to $44.6 million for the three months ended March 31, 2011, as compared to $29.0 million in 2010.  The increased sales were primarily driven by the increase in the average market price of silver during the first quarter of 2011 ($32.09 per troy oz.) as compared to the same period of 2010 ($16.94 per troy oz). The increase in silver prices accounted for approximately $9.7 million in higher sales with the remaining increase due to higher volume in its served markets.

Segment operating income increased by $1.7 million from $2.7 million during the first quarter of 2010 to $4.5 million for the same period in 2011.  The increase was primarily driven by higher sales volume.  The Precious Metal segment gross profit margin was lower during the first quarter of 2011 as compared to the same period of 2010 primarily due to significantly higher silver prices which were partially offset by favorable manufacturing overhead absorption.

Tubing

For the three months ended March 31, 2011, the Tubing segment sales increased by $2.0 million, or 9.1%, to $24.4 million, as compared to $22.4 million during the same period of 2010, resulting primarily from higher sales of large coil tubes driven by the petrochemical and ship building markets serviced from the Stainless Steel Tubing Group, which was partially offset by weakness from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income increased by $1.9 million on the higher sales, to $4.2 million for the three months ended March 31, 2011, as compared to $2.3 million for the same period in 2010, positively impacted by higher gross profit from more profitable product mix, favorable manufacturing overhead absorption, and improved efficiency.

Engineered Materials

The Engineered Materials segment sales for the three months ended March 31, 2011 increased by $5.8 million, or 13.3%, to $49.4 million, as compared to $43.6 million during the same period in 2010. The incremental sales were primarily driven by higher volume of commercial roofing and branded fasteners.  Sales of electro-galvanized rolled sheet steel, electrical and gas connector products also improved during the first quarter 2011 compared to the same period of 2010.

Segment operating income increased by $0.6 million to $2.0 million for the three months ended March 31, 2011, as compared to $1.4 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume, which was partially offset by lower gross margin as a result of higher raw material cost during the first quarter of 2011 compared to the same period of 2010.

Arlon EM

Arlon EM segment sales increased by $4.2 million, or 23.5%, to $22.0 million, for the three months ended March 31, 2011, as compared to $17.8 million for the same period of 2010. The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market as a result of the economic rebound.

Segment operating income was $2.1 million for the three months ended March 31, 2011, which was flat compared to the same period of 2010.  Gross margin improved primarily due to favorable product mix.  Gross margin from Thermoset products were lower during the first quarter of 2011 compared to the same period of 2010 due to higher raw material cost.  In addition, the Arlon EM segment recorded a non-cash asset impairment charge of $0.7 million during the first quarter of 2011 related to certain unused land it owns in Rancho Cucamonga, California.

Kasco

Kasco segment sales improved by $0.5 million, or 3.0%, for the three months ended March 31, 2011 from $16.0 million during the first quarter of 2010 to $16.5 million during the same period of 2011, primarily from its route business in the United States.

Operating income for the Kasco segment was $1.0 million for the first quarter of 2011, as compared to $1.2 million for the same period of 2010. Gross profit margins were comparable during the first quarter of 2011 compared to the same period of 2010.  The lower operating income from the segment was primarily driven by higher fuel costs.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the three months ended March 31, 2011, $18.8 million was used in operating activities, $12.6 million was provided by investing activities, and $5.6 million was provided by financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31 ,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$4,822	$(2,744)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	3,877	4,163
Non-cash stock based compensation	923	12
Asset impairment charges	690	-
Accrued interest not paid in cash	777	3,305
Non cash pension expense	1,125	1,113
Unrealized losses on derivatives	1,484	67
Other	3,439	535
Net income after non-cash items	17,137	6,451
Discontinued operations	(9,471)	322
Pension payments	(1,914)	(1,433)
Working capital:
Trade and other receivables	(20,981)	(13,031)
Precious metal inventory	(4,088)	(2,053)
Inventory other than precious metal	(3,908)	(2,293)
Other current assets	(500)	(52)
Other current liabilities	5,261	6,760
Total working capital effect	(24,216)	(10,669)
Other items-net	(360)	278
Net cash used in operating activities	$(18,824)	$(5,051)

The Company reported net income of $4.8 million for the three months ended March 31, 2011, which included $12.3 million of non-cash expense items such as depreciation and amortization of $3.9 million, non-cash stock-based compensation of $0.9 million, non-cash pension expense of $1.1 million, accrued interest not paid in cash of $0.8 million, unrealized losses on derivatives of $1.5 million, and an asset impairment charge of $0.7 million.  Other non-cash items included a $2.8 million reclassification of net cash settlements on precious metal contracts to investing activities and $0.6 million amortization of deferred debt financing costs. Working capital used $24.2 million of cash during the three months ended March 31, 2011, and the Company made pension plan payments of $1.9 million.  In addition, discontinued operations used $9.5 million cash during the first quarter of 2011 ($2.9 million in operations, plus $6.6 million relating to the non-cash gain on sales of assets).  As a result, net cash used in operations was $18.8 million for the three months ended March 31, 2011.

 The Company reported a net loss of $2.7 million for the three months ended March 31, 2010, non-cash items of $9.2 million included depreciation and amortization of $4.2 million, non-cash pension expense of $1.1 million, and accrued interest expense not paid in cash of $3.3 million. Working capital accounts used $10.7 million in the three month period.  The Company’s discontinued operations, Arlon CM, ITD and Sumco, produced an operating cash inflow of $0.3 million.  Pension payments of $1.4 million were made during the first quarter of 2010.  As a result, net cash used in operations was $5.1 million for the three months ended March 31, 2010.

Operating cash flow for the first quarter of 2011 was $13.8 million lower compared to the same period of 2010 even though net income from continuing operations during the three months ended March 31, 2011 improved by $7.6 million compared to the same period of 2010.  The decline in cash flow from operations was principally attributable to a higher need for working capital during the 2011 quarter.  Due to the sales increase during the first quarter of 2011, accounts receivable increased $21.0 million, compared to an increase of $13.0 million for the same period of 2010.  Inventory used $8.0 million for the three months ended March 31, 2011 as compared to $4.3 million used in the same period of 2010.  Other current liabilities such as accounts payable increased with the higher level of purchases and business activity, and provided $5.3 million of cash during the first quarter of 2011, as compared to $6.8 million provided during the same period of 2010.

Investing Activities

Investing activities provided $12.6 million for the three months ended March 31, 2011 and used $2.9 million during the same period of 2010.  Discontinued operations provided $26.5 million in the 2011 period principally as a result of the two sales of the assets of the Company’s Arlon CM segment described earlier.  The Company acquired certain assets and assumed certain liabilities of a business that among other businesses, developed and manufactured hidden fastening systems for deck construction for $8.8 million during the same period.  Capital spending in the 2011 period was $2.4 million, as compared to $2.7 million in the 2010 period.  The Company paid $2.8 million related to its settlements of precious metal derivative contracts during the three months ended March 31, 2011, as compared to $0.3 million during the 2010 period.

Financing Activities

Financing activities provided $5.6 million of cash during the first quarter of 2011, primarily from additional net borrowing under the Company’s revolving credit facility.  The Company increased its revolver borrowing by a net amount of $3.7 million over the period to fund its working capital needs principally as a result of higher sales and related costs during the three months ended March 31, 2011.  These revolver borrowings were partially offset by payments made with the proceeds of the Arlon CM asset sales.  The Company paid down $1.5 million on its domestic term loans during the first quarter of 2011.

Financing activities provided a net amount of $7.9 million for the quarter ended March 31, 2010, principally from additional net borrowings under the Company’s revolving credit facilities.  The balance of the revolving credit facilities increased by a net amount of $11.7 million during the first quarter of 2010.  This increase in working capital funding was needed to support higher accounts receivable and inventory balances resulting from increased sales and orders. The Company paid down $3.0 million on its term loans during the period including a $1.0 million payment that was in addition to the scheduled maturities.

Off-Balance Sheet Arrangements

                It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of March 31, 2011, H&H subsidiaries held customer metal comprised of 145,978 ounces of silver, 457 ounces of gold, and 1391 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of March 31, 2011 was $37.72, $1,427.89, and $772.00, respectively.

Liquidity and Capital Resources

On October 15, 2010, the Company had refinanced substantially all of its indebtedness principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.  As of March 31, 2011, the Company’s availability under its U.S. revolving credit facility was $32.6 million.  The Company’s total outstanding debt was $175.9 million as of March 31, 2011 as compared to $171.3 million as of December 31, 2010 and $182.9 million as of March 31, 2010.

As of March 31, 2011, the Company’s current assets totaled $174.0 million and its current liabilities totaled $160.8 million, resulting in working capital of $13.2 million, as compared to working capital of $15.3 million as of December 31, 2010.

HNH, the parent company

For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities effectively do not permit H&H Group to transfer any cash or other assets to HNH with the exception of (i) an unsecured loan for required payments to the WHX Pension Plan, and (ii) an unsecured loan for other uses in the aggregate principal amount not to exceed $3.5 million in any fiscal year.  H&H Group’s credit facilities are collateralized by priority liens on all of the assets of its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets significantly contributed to an unfunded pension liability of the WHX Pension Plan which totaled $111.3 million as of March 31, 2011. The Company expects to have required minimum contributions to the WHX Pension Plan totaling $13.0 million during the second through fourth quarters of 2011 and $15.6 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of March 31, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $1.9 million and current liabilities of approximately $16.8 million.  Such current liabilities included $15.8 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit agreements.

Management expects that HNH will be able to fund its activities in the ordinary course of business over at least the next twelve months.

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

During the first quarter, on February 4, 2011, Arlon LLC (“Arlon”), an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  A pretax gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011.

On March 25, 2011, Arlon and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a pretax loss of $5.0 million on the sale of these assets in the first quarter of 2011.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility.

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

Management believes that the Company will be able to meet its cash requirements on a continuing basis for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

 Furthermore, if the Company’s cash needs are significantly greater than anticipated or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources.  There can be no assurance that such financing will be available or available on terms acceptable to the Company.  The Company’s inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2011, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.      Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 18 “Contingencies-Legal Matters”, of this report.

ITEM 2.      Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, shares of common stock were foregone by certain employees, at their option, for state and federal income tax obligations attributable to the vesting of the first 25% of shares of restricted stock granted to such employees on March 14, 2011.  The following table provides information on the shares foregone during the three months ended March 31, 2011:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2011 to January 31, 2011	--	$--	--	$--
February 1, 2011 to February 28, 2011	--	$--	--	$--
March 1, 2011 to March 31, 2011	21,390	$10.77	--	$--

ITEM 6.       Exhibits

*
Exhibit 4.1 Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

*
Exhibit 4.2 Amendment No. 2, dated May 10, 2011, to Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

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

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

May 13, 2011

Exhibits

*
Exhibit 4.1 Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

*	Exhibit 4.2 Amendment No. 2, dated May 10, 2011, to Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.

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