Form 10-Q
period 2011-06-30
HANDY & HARMAN LTD.
filed 2011-08-10
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes ☒     No ☐

The number of shares of Common Stock issued and outstanding as of August 5, 2011 was 12,647,098

Part I. Item 1: Financial Statements

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share)	2011	2010	2011	2010

Net sales	$191,222	$160,904	$348,217	$289,750
Cost of goods sold	142,177	117,787	259,002	213,221
Gross profit	49,045	43,117	89,215	76,529
Selling, general and administrative expenses	31,159	27,093	61,320	53,905
Pension expense	1,125	1,062	2,250	2,175
Asset impairment charge	10	1,582	700	1,582
Income from continuing operations	16,751	13,380	24,945	18,867
Other:
Interest expense	3,301	6,849	7,633	13,480
Realized and unrealized (gain) loss on derivatives	(5,019)	86	(855)	409
Other expense (income)	25	176	(5)	371
Income from continuing operations before tax	18,444	6,269	18,172	4,607
Tax provision	1,529	789	2,535	1,401
Income from continuing operations, net of tax	16,915	5,480	15,637	3,206

Discontinued Operations:
Income (loss) of discontinued operations, net of tax	-	798	(484)	330
Gain (loss) on disposal of assets, net of tax	(154)	27	6,431	27
Net income (loss) of discontinued operations	(154)	825	5,947	357

Net income	$16,761	$6,305	$21,584	$3,563

Basic and diluted per share of common stock

Income from continuing operations, net of tax	$1.34	$0.45	$1.25	$0.26
Discontinued operations, net of tax	(0.02)	0.07	0.48	0.03
Net income	$1.32	$0.52	$1.73	$0.29

Weighted average number of common shares outstanding	12,651	12,179	12,468	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$8,010	$8,762
Trade and other receivables - net of allowance for doubtful
accounts of $2,491 and $2,318, respectively	114,960	70,345
Inventories	63,934	50,320
Deferred income taxes	1,373	1,238
Other current assets	8,797	9,153
Current assets of discontinued operations	-	23,162
Total current assets	197,074	162,980

Property, plant and equipment at cost, less
accumulated depreciation and amortization	76,527	78,223
Goodwill	65,572	63,917
Other intangibles, net	36,232	31,538
Other non-current assets	16,014	14,946
Non-current assets of discontinued operations	-	1,944
	$391,419	$353,548

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$59,385	$38,273
Accrued liabilities	29,006	33,831
Accrued environmental liability	5,603	6,113
Accrued interest - related party	-	411
Short-term debt	62,616	42,890
Current portion of long-term debt	4,452	4,452
Deferred income taxes	665	355
Current portion of pension liability	16,800	14,900
Current liabilities of discontinued operations	-	6,435
Total current liabilities	178,527	147,660

Long-term debt	80,825	91,417
Long-term debt - related party	31,624	32,547
Accrued pension liability	94,011	98,425
Other employee benefit liabilities	4,387	4,429
Deferred income taxes	4,214	3,988
Other liabilities	4,369	4,941
Long-term liabilities of discontinued operations	-	301
	397,957	383,708
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock - $.01 par value; authorized 5,000
shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares;
issued and outstanding 12,647 and 12,179 shares, respectively	126	122
Accumulated other comprehensive loss	(135,265)	(135,865)
Additional paid-in capital	554,278	552,844
Accumulated deficit	(425,677)	(447,261)
Total stockholders' deficit	(6,538)	(30,160)
	$391,419	$353,548

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$21,584	$3,563
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	7,895	8,366
Non-cash stock based compensation	1,729	47
Amortization of debt related costs	1,145	743
Gain on early retirement of debt	(603)	-
Accrued interest not paid in cash	136	5,901
Deferred income taxes	349	(86)
Gains from asset dispositions	(44)	(15)
Asset impairment charge	700	1,582
Non-cash income from derivatives	(2,383)	(315)
Reclassification of net cash settlements on precious metal contracts to investing activities	1,603	725
Net cash used in operating activities of discontinued operations, including non-cash gain on sale of assets	(11,063)	65
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(37,460)	(26,713)
Inventories	(12,065)	(2,678)
Other current assets	(161)	800
Accrued interest expense-related party	-	768
Other current liabilities	4,038	17,771
Other items-net	(1,040)	(575)
Net cash provided by (used in) operating activities	(25,640)	9,949
Cash flows from investing activities:
Plant additions and improvements	(5,723)	(5,176)
Net cash settlements on precious metal contracts	(1,603)	(725)
Acquisition	(8,761)	-
Proceeds from sales of assets	74	398
Net cash provided by sale of assets of discontinued operations	26,543	(214)
Net cash provided by (used in) investing activities	10,530	(5,717)
Cash flows from financing activities:
Net revolver proceeds	19,465	835
Accrued related party interest transferred to debt	1,297	-
Net proceeds (borrowings) on loans - foreign	746	(230)
Repayments of term loans	(10,645)	(4,903)
Deferred finance charges	(510)	(301)
Net change in overdrafts	3,832	1,600
Other	(55)	(98)
Net cash provided by (used in) financing activities	14,130	(3,097)
Net change for the period	(980)	1,135
Effect of exchange rate changes on net cash	228	(289)
Cash and cash equivalents at beginning of period	8,762	8,796
Cash and cash equivalents at end of period	$8,010	$9,642

Non-cash investing activities:
Sale of property for mortgage note receivable	$-	$630

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN Ltd.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2010	12,179	$122	$(135,865)	$(447,261)	$552,844	$(30,160)

Restricted stock - granted	475	4			5,113	5,117
Restricted stock - unvested					(3,679)	(3,679)

Foreign currency translation adjustment	-	-	600	-		600

Net income	-	-	-	21,584	-	21,584
Total comprehensive income			-			22,184

Balance, June 30, 2011	12,654	$126	$(135,265)	$(425,677)	$554,278	$(6,538)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”) is a diversified manufacturer of highly engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves over 13,000 active customers across a wide range of end markets. HNH’s diverse product offerings are marketed through 29 locations located in seven countries.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.

Note 2 – Management’s Plans and Liquidity

As of June 30, 2011, the Company’s current assets totaled $197.1 million and its current liabilities totaled $178.5 million.  Therefore, its working capital was $18.5 million, as compared to working capital of $15.3 million as of December 31, 2010.

On August 5, 2011, H&H Group’s Amended and Restated Loan and Security Agreement with Wells Fargo, National Association, as administrative agent thereunder (the “Wells Fargo Facility”), was further amended to, among other things, extend the maturity of the revolving credit facility (the “First Lien Revolver”) and the senior term loan facility (the “First Lien Term Loan”) to June 28, 2013.  In addition, H&H Group’s Loan and Security Agreement with Ableco, L.L.C., as administrative agent for the lenders thereunder (the “Ableco Facility”) was also amended so that, among other things, the maturity of the subordinated term loan (the “Second Lien Term Loan”) was extended to June 28, 2013.

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

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  As of June 30, 2011, HNH’s unfunded pension liability totaled $110.8 million.  The return on plan assets and Company contributions to the plan have positively impacted the funded status of the plan in the past several years since the significant stock and other financial market declines beginning in 2008.  However, during that time, a continued decline in discount rates, which reflect interest rates, have increased the plan obligations, negatively affecting the WHX Pension Plan’s funded status. The Company expects to have required minimum contributions to the WHX Pension Plan totaling $10.5 million during the third and fourth quarters of 2011 and $17.5 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of June 30, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $2.0 million and current liabilities of approximately $18.1 million. Such current liabilities included $16.8 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit facilities.

Management expects that HNH will be able to fund its activities in the ordinary course of business over at least the next twelve months.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of June 30, 2011, the Company’s availability under its U.S. revolving credit facility was $20.3 million.  There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy the borrowing base criteria in its credit facilities, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions (see Note 6 - “Acquisition”), (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (see Note 5 - “Discontinued Operations”) and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

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

Note 3 - Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2010.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and income of discontinued operations (see Note 5) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

During the second quarter of 2011, the FASB issued an amendment to ASC 820 relating to Fair Value Measurements which changes both the wording used to describe many of the requirements in U.S. GAAP for measuring and disclosing fair value measurements, as well as certain of the requirements for measuring fair value or for disclosing information about fair value measurements. The amendment is effective as of January 1, 2012, and the Company is currently evaluating the amendment to determine its effect, if any, on the Company’s consolidated financial position and results of operations.

The FASB also issued an amendment to ASC 220 relating to Comprehensive Income.  This amendment eliminated the option for the Company to present components of other comprehensive income in the statement of stockholders’ equity.  Instead, the amendment requires entities to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. In addition, entities will be required to present all reclassification adjustments from other comprehensive income to net income on the face of the statement of comprehensive income.  The amendment is effective as of January 1, 2012.  The adoption is not expected to have any effect on the Company’s consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Arlon CM

 In 2010, the Company decided to explore exiting the business of manufacturing adhesive films, specialty graphic films and engineered coated products, and during the first quarter of 2011, the Company completed two separate asset sale transactions.  These businesses comprised the Arlon Coated Materials (“Arlon CM”) reporting segment.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  A gain on the sale of these assets of $11.5 million was recorded.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a loss of $5.0 million on the sale of these assets.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, are recorded in “Trade and other receivables” on the consolidated balance sheet as of June 30, 2011, and are expected to be received by the Company in the second quarter of 2012.

The total gain as a result of these asset sales of $6.4 million, net of tax, is reported in discontinued operations on the consolidated statement of operations for the six months ended June 30, 2011.

Indiana Tube Denmark

In 2009, the Company completed the closure of its Indiana Tube Denmark subsidiary (“ITD”) after deciding to exit the welded specialty tubing market in Europe. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale.  The facility is included in “Other non-current assets” on the consolidated balance sheets as of June 30, 2011 and December 31, 2010.  ITD is included in the results of discontinued operations for the three and six months ended June 30, 2010.

Sumco, Inc.

Sumco was engaged in the business of providing electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  In light of its ongoing operating losses and future prospects, the Company evaluated Sumco and decided to exit this business, which had been part of the Precious Metal segment.  In October 2010, the Company completed the sale of the remaining assets of Sumco.  Sumco is included in the results of discontinued operations for the three and six months ended June 30, 2010.

The following assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheet as of December 31, 2010.  As of June 30, 2011, there were no assets or liabilities of discontinued operations due to the Arlon CM sale described above.

(in thousands)	December 31, 2010
Current Assets:
Trade and other accounts receivable	$10,203
Inventory	11,979
Other current assets	980
$23,162

Long-term Assets:
Property, plant & equipment, net	1,865
Intangibles, net	79
$1,944

Current Liabilities:	$6,435

Non-current Liabilities
Deferred income taxes	229
Other non-current liabilities	72
$301

The income (loss) from Discontinued Operations consists of the following:

	Three Months ended June 30,		Six Months ended June 30,
(in thousands)	2011	2010	2011	2010
Net sales	$-	$20,024	$8,361	$36,350
Operating income (loss)	-	941	(454)	609
Income (loss) of discontinued operations, net	-	798	(484)	330
Gain on sale of assets, net of tax	(154)	27	6,431	27

Note 6 – Acquisition

Pursuant to an Asset Purchase Agreement dated March 23, 2011 (the “Asset Purchase Agreement”), a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The purchase price was approximately $8.8 million, and was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business for the period from acquisition through June 30, 2011 are reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

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

Amortization expense of $0.1 million and $0.3 million was recorded for the three and six month periods ended June 30, 2011. The estimated amortization of intangibles from the acquisition will be approximately $0.3 million for the remaining six months of 2011, and $0.6 million annually for each of the next five years thereafter.  The goodwill is expected to be amortizable for income tax purposes.

 The amount of sales and earnings of the acquired business included in the consolidated statement of operations for the period from acquisition through June 30, 2011 was approximately $3.7 million and $0.8 million, respectively.  If the acquisition had taken place as of January 1, 2010, the pro forma net sales and income from continuing operations would have been $350.0 million and $24.8 million for the six months ended June 30, 2011.  Pro forma net sales and income from continuing operations would have been $166.5 million and $14.5 million, respectively, for the three months ended June 30, 2010, and $297.5 million and $19.7 million, respectively, for the six months ended June 30, 2010.

There is additional contingent consideration that could be due from the Company under the Asset Purchase Agreement if the net sales of certain identified products exceed the parameters set forth in the Asset Purchase Agreement in 2011 and 2012.  The additional consideration would be equal to 10% of the sales in excess of the specified parameters.  No amount related to the contingent portion of the purchase price was recognized at the acquisition date, in accordance with ASC 805-Business Combinations.

Note 7  – Restructuring Charges

The Company has engaged in various cost improvement initiatives in order to positively impact productivity and profitability, including certain activities that management believes will result in a more efficient infrastructure that can be leveraged in the future.

The restructuring costs and activity in the restructuring reserve for the six months ended June 30, 2011 consisted of:

	Reserve Balance			Reserve Balance
	December 31, 2010	Expense	Payments	June 30, 2011
(in thousands)
Termination benefits	$37	$-	$(37)	$-
Rent expense	141	-	(15)	126
	$178	$-	$(52)	$126

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

The fair value of the Company’s financial instruments, such as cash and cash equivalents, accounts receivable, and accounts payable approximate carrying value due to the short-term maturities of these assets and liabilities.  Carrying cost approximates fair value for the Company’s long term debt which has variable interest rates.

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of June 30, 2011, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of June 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commodity contracts on precious metal	$145	-	$145	-
Derivative features of Subordinated Notes	$(2,260)	-	-	$(2,260)

Activity	Six Months Ended June 30, 2011
(Dollars in thousands)
Balance at December 31, 2010	$(5,096)
Total net gains (losses) included in:
Net income	2,273
Other comprehensive income	-
Purchases	-
Issuances	-
Sales	-
Settlements	563
Net transfers into/ (out of) Level 3	-
Balance at June 30, 2011	$(2,260)

The income of $2.3 million for the six months ended June 30, 2011 noted above is an unrealized gain that is attributable to the Company’s Subordinated Notes which are a liability on the balance sheets as of December 31, 2010 and June 30, 2011.

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

The changes in the net carrying amount of goodwill by reportable segment for the six month periods ended June 30, 2011 and 2010 were as follows:

(in thousands)
Segment	Balance at January 1, 2011	Acquisitions/ Other	Balance at June 30, 2011	Accumulated Impairment Losses

Precious Metal	$1,492	$32	$1,524	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	1,623	52,855	-
Arlon	9,298	-	9,298	(1,140)
	$63,917	$1,655	$65,572	$(1,140)

Segment	Balance at January 1, 2010	Acquisitions/Other	Balance at June 30, 2010	Accumulated Impairment Losses

Precious Metal	$1,521	$(46)	$1,475	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	-	51,232	-
Arlon	9,298	-	9,298	(1,140)
	$63,946	$(46)	$63,900	$(1,140)

Note 9 – Income Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of the Company’s common stock outstanding, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(in thousands, except per share)
Income from continuing operations, net of tax	$16,915	$5,480	$15,638	$3,206
Weighted average number of common shares outstanding	12,651	12,179	12,468	12,179
Income from continuing operations, net of tax per common share	$1.34	$0.45	$1.25	$0.26

Discontinued operations	$(154)	$825	$5,946	$357
Weighted average number of common shares outstanding	12,651	12,179	12,468	12,179
Discontinued operations per common share	$(0.02)	$0.07	$0.48	$0.03

Net income	$16,761	$6,305	$21,584	$3,563
Weighted average number of common shares outstanding	12,651	12,179	12,468	12,179
Net income per common share	$1.32	$0.52	$1.73	$0.29

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three and six month periods ended June 30, 2011 and 2010.  For the three and six month periods ended June 30, 2011, no outstanding common share equivalents were dilutive because the $90.00 per share exercise price of such equivalents exceeded the fair market value of the Company’s common stock, which averaged $12.32 and $12.21 during those periods, respectively.  As of June 30, 2011, stock options for an aggregate of 52,300 shares are excluded from the calculation of net income per share.

Note 10 – Stockholders’ Deficit/Equity

Comprehensive Income

Comprehensive income (loss) for the three and six month periods ended June 30, 2011 and 2010 was:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$16,761	$6,305	$21,584	$3,563
Foreign currency translation adjustments	(157)	(1,098)	600	(1,567)
Comprehensive income	$16,604	$5,207	$22,184	$1,996

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss balances as of June 30, 2011 and December 31, 2010 were comprised of:

(in thousands)	June 30,	December 31,
	2011	2010
Net actuarial losses and prior service costs
and credits	$(139,114)	$(139,114)
Foreign currency translation adjustment	3,849	3,249
	$(135,265)	$(135,865)

Note 11 – Inventories

Inventories at June 30, 2011 and December 31, 2010 were comprised of:

(in thousands)	June 30,	December 31,
	2011	2010
Finished products	$23,475	$20,363
In - process	9,748	8,110
Raw materials	20,370	16,389
Fine and fabricated precious metal in various stages of completion	18,602	12,151
	72,195	57,013
LIFO reserve	(8,261)	(6,693)
	$63,934	$50,320

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $8.3 million and $6.7 million as of June 30, 2011 and December 31, 2010, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2011, H&H’s customer metal consisted of 151,093 ounces of silver, 280 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
	2011	2010
	(in thousands, except per ounce)
Precious metals stated at LIFO cost	$10,341	$5,458
Market value per ounce:
Silver	$33.69	$30.92
Gold	$1,482.33	$1,421.07
Palladium	$756.95	$797.00

Note 12 – Derivative Instruments

H&H enters into commodity futures and forwards contracts on precious metal that are subject to market fluctuations in order to economically hedge its precious metal inventory against price fluctuations.  As of June 30, 2011, the Company had entered into forward and future contracts for gold with a total value of $2.4 million and for silver with a total value of $8.4 million.

The forward contracts, in the amount of $9.8 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The three month period ended June 30, 2011 includes a gain of $1.3 million and the three month period ended June 30, 2010 includes a loss of $0.1 million on precious metal contracts. The six month period ended June 30, 2011 includes a loss of $1.4 million and the six month period ended June 30, 2010 includes a loss of $0.4 million on precious metal contracts.

As of June 30, 2011, the Company had the following outstanding forward and future contracts with settlement dates ranging from July 2011 to September 2011.

Commodity	Amount

Silver	245,000	ounces
Gold	1,600	ounces

In addition, the Company’s Subordinated Notes issued in October 2010 have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three and six month periods ended June 30, 2011, mark to market gains of $3.7 million and $2.3 million, respectively, were charged to unrealized gains on derivatives, reducing the fair value of the derivative liability as of June 30, 2011. The embedded derivative features of the Subordinated Notes and related warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
Derivative	Statement of Operations Line	Gain (Loss)		Gain (Loss)
Commodity contracts	Realized and unrealized gain (loss) on derivatives	$1,315	$(86)	$(1,418)	$(409)
Derivative features of subordinated notes	Realized and unrealized gain on derivatives	3,704	-	2,273	-
	Total derivatives not designated as hedging instruments	$5,019	$(86)	$855	$(409)
	Total derivatives	$5,019	$(86)	$855	$(409)

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets
(in thousands)
		June 30,	December 31,
Derivative	Balance Sheet Location	2011	2010

Commodity contracts	Other current assets (liabilities)	$145	$(40)
Derivative features of subordinated notes	Long-term debt & long term debt-related party	(2,260)	(5,096)
	Total derivatives not designated as hedging instruments	$(2,115)	$(5,136)
	Total derivatives	$(2,115)	$(5,136)

Note 13 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three and six month periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2011	2010	2011	2010
Service cost	$55	$12	$111	$95
Interest cost	5,616	5,939	11,232	11,989
Expected return on plan assets	(6,924)	(7,186)	(13,849)	(14,371)
Amortization of prior service cost	16	17	31	32
Amortization of actuarial loss	2,362	2,280	4,725	4,430
	$1,125	$1,062	$2,250	$2,175

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.6 million and $0.5 million for the three month periods ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.0 million for the six month periods ended June 30, 2011 and 2010, respectively.

Note 14 – Debt

Debt at June 30, 2011 and December 31, 2010 was as follows:

(in thousands)	June 30,	December 31,
	2011	2010
Short term debt
First Lien Revolver	$62,099	$42,635
Foreign	517	255
Total short-term debt	62,616	42,890

Long-term debt - non related party:
First Lien Term Loan	17,850	20,300
Second Lien Term Loan	25,000	25,000
10% Subordinated Notes, net of unamortized discount	32,008	40,519
Other H&H debt-domestic	7,160	7,286
Foreign loan facilities	3,259	2,764
Total debt to non related party	85,277	95,869
Less portion due within one year	4,452	4,452
Long-term debt to non related party	80,825	91,417

Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	31,624	32,547
Long-term debt - related party	31,624	32,547

Total long-term debt	112,449	123,964

Total debt	$179,517	$171,306

On August 5, 2011, H&H Group’s Wells Fargo Facility and Ableco Facility were amended to, among other things, extend the maturity dates of the First Lien Revolver, the First Lien Term Loan and the Second Lien Term Loan to June 28, 2013.

Note 15 - Income Taxes

For the three month period ended June 30, 2011, a tax provision from continuing operations of $1.5 million was recorded, and for the three month period ended June 30, 2010, a tax provision of $0.8 million was recorded. For the six month period ended June 30, 2011, a tax provision from continuing operations of $2.5 million was recorded, and for the six month period ended June 30, 2010, a tax provision of $1.4 million was recorded. The Company’s tax provisions are principally for state and foreign income taxes.  No federal income tax provisions or benefits have been recognized due to the effect of the Company’s deferred tax valuation allowance.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its net operating loss carry forwards (“NOLs”), will not be realized in future periods.

Note 16 – Reportable Segments

The Company principally operates in North America, and has five reportable segments:

Precious Metal. Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ‘‘value added’’ of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company’s hedging and pricing models.  Products are marketed and sold through the Lucas-Milhaupt business unit, which we believe is the North American market leader in the markets it serves.

Tubing. Tubing segment manufactures a wide variety of steel tubing products through Handy Tube and Indiana Tube. Handy Tube manufactures the world’s longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We believe Handy Tube is also the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets.  Indiana Tube manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, Indiana Tube produces value-added fabrications for several of these industries.

Engineered Materials. Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. Products are primarily marketed and sold through the OMG business unit, the market leader in fasteners and accessories for commercial low-slope roofing applications. We believe the majority of the net sales for the segment are for the commercial construction repair and replacement market.

Arlon Electronic Materials. Arlon provides high performance materials for the printed circuit board (‘‘PCB’’) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Arlon products are marketed principally to Original Equipment Manufacturers (‘‘OEMs’’), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco Blades and Route Repair Services. Kasco provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

The following table presents information about reportable segments for the three and six month periods ended June 30, 2011 and 2010.

Statement of operations data:	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Net Sales:
Precious Metal	$54,051	$33,777	$98,697	$62,788
Tubing	24,474	26,306	48,873	48,660
Engineered Materials	74,168	67,651	123,562	111,253
Arlon	21,813	18,131	43,842	35,966
Kasco	16,716	15,039	33,243	31,083
Total net sales	$191,222	$160,904	$348,217	$289,750

Segment operating income:
Precious Metal	5,593	3,479	10,054	6,201
Tubing	3,293	3,888	7,496	6,233
Engineered Materials	10,050	8,940	12,037	10,295
Arlon (a)	2,513	2,172	4,583	4,236
Kasco (b)	844	(1,301)	1,814	(139)
Total segment operating income	22,293	17,178	35,984	26,826

Unallocated corporate expenses & non operating units	(4,461)	(2,724)	(8,833)	(5,771)
Unallocated pension expense	(1,125)	(1,062)	(2,250)	(2,175)
Income (loss) on disposal of assets	44	(12)	44	(13)
Income from continuing operations	16,751	13,380	24,945	18,867

Interest expense	(3,301)	(6,849)	(7,633)	(13,480)
Realized and unrealized gain (loss) on derivatives	5,019	(86)	855	(409)
Other (expenses) income	(25)	(176)	5	(371)
Income from continuing operations before income taxes	$18,444	$6,269	$18,172	$4,607

(a)
The segment operating income of the Arlon segment for the six months ended June 30, 2011 includes an asset impairment charge of $0.7 million to write down certain unused land located in Rancho Cucamonga, California to fair value.

(b)	The operating loss of the Kasco segment for the three and six month periods ended June 30, 2010 includes asset impairment charges of $1.6 million and restructuring charges of $0.1 million.

Note 17 - Stock-Based Compensation

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

Additionally, the Compensation Committee also approved the grant of (a) 1,000 shares of restricted stock under the 2007 Incentive Stock Plan to each director, other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock to each of the Chairman and Vice Chairman, or a total of 205,000 shares to all members of the Board of Directors.  During the second quarter, on June 17, 2011, the Company granted 1,000 shares in a restricted stock award to a newly-appointed member of the Board of Directors.  The restricted stock grants to the Company’s directors will vest on the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company, subject to the terms thereof.

Of the total granted shares, 473,784 were issued, which reflects a reduction for those shares foregone by certain employees, at their option, for state and federal income tax obligations attributable to the vesting of the first 25% of the shares.

Compensation expense is measured based on the fair value of the share-based awards on the grant date and recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The fair value of the restricted shares was determined based upon the NASDAQ price per share on the dates of grant; $10.77 on March 14, 2011 and $13.33 on June 17, 2011.

The Company has recognized compensation expense related to the restricted shares of $0.7 million and $1.7 million for the three and six months ended June 30, 2011, respectively. Unearned compensation expense related to restricted shares at June 30, 2011 is $3.6 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

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

In January 2008, Mr. Kelly filed a lawsuit against HNH, H&H and various benefit plans (the “Defendants”) in the United States District Court for the Southern District of New York.  Mr. Dixon did not join in this lawsuit, and his counsel has not indicated whether Mr. Dixon intends to file his own lawsuit.  Mr. Kelly’s claims in this lawsuit were essentially the same claims that he asserted in the above-described arbitration and request for benefits.  Mr. Kelly’s complaint sought approximately $4.0 million in money damages plus unspecified punitive damages.   In April 2009, the Defendants filed a motion for summary judgment seeking dismissal of the case.  In an Opinion filed in February 2010, the district court granted Defendants’ motion for summary judgment, dismissed with prejudice Mr. Kelly’s claims under the H&H SERP and dismissed without prejudice Mr. Kelly’s state law breach of contract claim.  The district court also denied Mr. Kelly’s cross motion for summary judgment.  Mr. Kelly subsequently appealed to the United States Circuit Court of Appeals for the Second Circuit (the “Second Circuit”) the dismissal of his claims related to the H&H SERP.  By Summary Order & Judgment filed on January 19, 2011, the Second Circuit affirmed the decision dismissing Mr. Kelly’s claims related to the H&H SERP.  Mr. Kelly retains the right to file a claim in state court on his breach of contract claim.  There can be no assurance that the Defendants will not have any liability on account of Mr. Kelly’s breach of contract claim.  Such liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Arista Development LLC V. Handy & Harman Electronic Materials Corporation

In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  Discovery on liability and damages has been stayed while the parties are actively engaged in settlement discussions.  It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM to the plaintiff.  Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.

On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal’s second amended complaint alleges that HNH breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI’s pension trust and (ii) the subsequent management of SWI’s pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal’s allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011.  The Company’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

 Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its H&H’s obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is required, there will be monitoring of the Sold Parcel site for several years.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s December 28, 2007 Soil Action Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney’s fees, as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of June 30, 2011, over and above the $1.0 million, total investigation and remediation costs of approximately $1.8 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a remediation plan is agreed upon with NJDEP, and there is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

Certain subsidiaries of H&H Group have been identified as potentially responsible parties (“PRPs”) under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties.  Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs.  Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), has begun but is not expected to be completed until Fall 2011 at the earliest, and it may be delayed even further due to inadequate funding in the federal program financing the DOE work.  Additional financial contributions will be required by the PRP Group when it starts its work upon completion of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of HHEM’s investigation of the MA Property as well as its remediation and post-closure monitoring plans.   On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the remediation has stabilized the conditions at the site.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $5.6 million accrued related to estimated environmental remediation costs as of June 30, 2011.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

Note 19 - Subsequent Event

On August 5, 2011, H&H Group’s First Lien Revolver, First Lien Term Loan and Second Lien Term Loan were amended to, among other things, extend the maturity dates to June 28, 2013.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), is a diversified manufacturer of highly engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves over 13,000 active customers across a wide range of end markets. HNH’s diverse product offerings are marketed through 29 locations located in seven countries.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.

HNH Business System

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to improve business processes and reduce and eliminate waste coupled with the tools targeted at variation reduction.

Segments

Precious Metal. Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ‘‘value added’’ of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company’s hedging and pricing models. Products are marketed and sold through the Lucas-Milhaupt business unit, which we believe is the North American market leader in the markets it serves.

Tubing. Tubing segment manufactures a wide variety of steel tubing products through Handy Tube and Indiana Tube. Handy Tube manufactures the world’s longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We believe Handy Tube is also the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Indiana Tube manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, Indiana Tube produces value added fabrications for several of these industries.

Engineered Materials. Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping;  plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. Products are primarily marketed and sold through the OMG business unit, the market leader in fasteners and accessories for commercial low-slope roofing applications. We believe the majority of the net sales for the segment are for the commercial construction repair and replacement market.

Arlon Electronic Materials. Arlon Electronic Materials (‘‘Arlon’’) segment provides high performance materials for the printed circuit board (‘‘PCB’’) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to Original Equipment Manufacturers (‘‘OEMs’’), distributors and PCB manufacturers globally. Arlon also manufactures a line of market-leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco Blades and Route Repair Services. Kasco Blades and Route Repair Services (‘‘Kasco’’) provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Overview

Demand for the Company’s products and services increased in 2011 as compared to  2010 resulting in 18.8% quarter-over-prior year quarter net sales growth.  The growth in net sales was due principally to strengthening in most of the markets served by the Company as well as higher silver prices during the second quarter of 2011. Four of the Company's five segments experienced improvements in income from continuing operations during the second quarter of 2011 versus 2010. Income from continuing operations increased $3.4 million to $16.8 million during the second quarter of 2011 compared to $13.4 million for the same period of 2010.  Improved income from continuing operations was a result of $30.3 million higher second quarter sales, and increased productivity.

We continue to seek opportunities to gain market share in markets we currently serve, expand into new markets through disciplined business development and acquisition identification, cultivation and integration processes and develop new products based on user needs defined by voice of the customer in order to increase demand as well as broaden our sales base.  We expect that the continuing application of the HNH Business System and focus on growth processes coupled with lean manufacturing tools including standard work, quick set up, kanban material flow and total productive maintenance provides our management teams with a comprehensive set of tools that have generated and we believe will continue to generate improved business results.

Comparison of the Three Months Ended June 30, 2011 and 2010

The operating results for the three months ended June 30, 2011 and 2010 are summarized in the following table.

	Three Months ended
(in thousands)	2011	2010	Inc(decr)	% Change

Net sales	$191,222	$160,904	$30,318	18.8%
Gross profit	49,045	43,117	5,928	13.7%
Gross profit margin	25.6%	26.8%	-1.1%	0.0%
Selling, general and administrative expenses	31,159	27,093	4,066	15.0%
Pension expense	1,125	1,062	63	5.9%
Other operating expenses	10	1,582	(1,572)	-99.4%
Income from continuing operations	16,751	13,380	3,371	25.2%
Other:
Interest expense	3,301	6,849	(3,548)	-51.8%
Realized and unrealized (gain) loss on derivatives	(5,019)	86	(5,105)
Other expenses	25	176	(151)
Income from continuing operations before tax	18,444	6,269	12,175	194.2%
Tax provision	1,529	789	740
Income from continuing operations, net of tax	$16,915	$5,480	$11,435	208.7%

Net sales for the three months ended June 30, 2011 increased by $30.3 million, or 18.8%, to $191.2 million, as compared to $160.9 million for the three months ended June 30, 2010.  The higher sales for the three months ended June 30, 2011 were driven by both higher demand resulting from the improvement in the world-wide economy, and the impact of higher silver prices, which accounted for $13.4 million of the increase in sales for the three months ended June 30, 2011.

Gross profit for the three months ended June 30, 2011 increased to $49.0 million as compared to $43.1 million for the same period of 2010. Gross profit margin for the three months ended June 30, 2011 was 1.2% lower compared to the same period of 2010, primarily due to higher silver costs from the Precious Metal segment.  Since the cost of silver is passed-through to the customer principally at cost plus a value-added services fee, higher silver prices generally result in a moderation or, at times, a reduction in the segment’s gross profit margin.

Selling, general & administrative (“SG&A”) expenses were $4.1 million higher for the three months ended June 30, 2011 compared to the same period of 2010, reflecting higher variable costs and non-cash restricted stock expense of $0.7 million during the second quarter of 2011.  SG&A as a percentage of net sales was 0.5% lower for the three months ended June 30, 2011 as compared to the same period of 2010.

Non-cash pension expense was $1.1 million for the three months ended June 30, 2011, which was the same compared to the three months ended June 30, 2010. The non-cash pension expense in 2011 and 2010 primarily represented actuarial loss amortization.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect pension expense to be approximately $4.4 million in 2011, as compared to $4.3 million in 2010.

During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Income from continuing operations was $16.8 million for the three months ended June 30, 2011 as compared to $13.4 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in most of the Company’s segments.

Interest expense was $3.3 million for the three months ended June 30, 2011, compared to $6.8 million for the three months ended June 30, 2010.  The decrease was primarily due to lower interest rates as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Realized and unrealized gain on derivatives totaled $5.0 million for the three months ended June 30, 2011 compared to a loss of $0.1 million in the same period of 2010. The gain of $5.0 million included a $1.3 million gain attributable to precious metal contracts and a $3.7 million unrealized gain attributable to embedded derivative features of the Company’s Subordinated Notes and warrants. The $0.1 million loss in 2010 was all related to precious metal contracts. Based on the average daily amount of ounces of silver that H&H hedged during the six month period of 2011, a change of $1.00 per troy ounce of silver would increase or decrease the derivative loss by $0.3 million. The market price of silver on June 30, 2011 was $33.69 per troy ounce.

In addition, the Company’s Subordinated Notes that were issued in October 2010 have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH’s stock is a significant factor that influences the valuation of the derivative liability.  Appreciation in HNH’s stock price results in an increase in market value of the Company’s equity and therefore lowers its debt to equity and leverage ratios, which is associated with lower risk for the market participants/bond holders.  This was recognized by the increase in HNH’s stock price from $12.02 on March 31, 2011 to $15.39 on June 30, 2011. For the three months ended June 30, 2011, a mark-to-market unrealized gain of $3.7 million was recorded, decreasing the fair value of the derivative liability to $2.3 million as of June 30, 2011.

For the three months ended June 30, 2011, a tax expense of $1.5 million from continuing operations was recorded, principally for state and foreign income taxes, compared to $0.8 million tax expense for the same period of 2010.  No significant federal income tax provision has been recognized in any period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

During the first quarter of 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division and in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary.  These businesses formerly comprised the Arlon CM segment.  Their results for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010, are classified as discontinued operations on the consolidated income statements.  Discontinued operations incurred additional expenses of $0.2 million related to the sale during the three months ended June 30, 2011. The discontinued operations had aggregate income of $0.8 million from their operation for the three months ended June 30, 2010.

Net income for the three months ended June 30, 2011 was $16.8 million, or $1.32 per share, compared to $6.3 million, or $0.52 per share, for the three months ended June 30, 2010.

Segment sales and operating income data for the three months ended June 30, 2011 and 2010 are shown in the following table (in thousands):

Statement of operations data:	Three Months Ended
(in thousands)	June 30,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$54,051	$33,777	$20,274	60.0%
Tubing	24,474	26,306	(1,832)	-7.0%
Engineered Materials	74,168	67,651	6,517	9.6%
Arlon	21,813	18,131	3,682	20.3%
Kasco	16,716	15,039	1,677	11.2%
Total net sales	$191,222	$160,904	$30,318	18.8%

Segment operating income:
Precious Metal	5,593	3,479	2,114	60.8%
Tubing	3,293	3,888	(595)	-15.3%
Engineered Materials	10,050	8,940	1,110	12.4%
Arlon	2,513	2,172	341	15.7%
Kasco	844	(1,301)	2,145	-164.9%
Total segment operating income	$22,293	$17,178	$5,115	29.8%

The comments that follow compare revenues and operating income by segment for the three months ended June 30, 2011 and 2010.

Precious Metal

The Precious Metal segment net sales increased by $20.3 million, or 60.0%, to $54.1 million for the three months ended June 30, 2011, as compared to $33.8 million in 2010.  The increased sales were primarily driven by the increase in the average market price of silver of approximately $20.00 per troy ounce during the second quarter of 2011 as compared to the same period of 2010, and higher volume. The increase in silver prices accounted for $13.4 million in higher sales.

Segment operating income increased by $2.1 million from $3.5 million during the second quarter of 2010 to $5.6 million for the same period in 2011.  The increase was primarily driven by higher sales volume.  The Precious Metal segment gross profit margin was lower for the three months ended June 30, 2011 as compared to the same period of 2010 primarily due to significantly higher silver prices which were partially offset by the favorable effect of the increased volume on manufacturing overhead absorption and increased productivity.

Tubing

For the three months ended June 30, 2011, the Tubing segment sales decreased by $1.8 million, or 7.0%, to $24.5 million, as compared to $26.3 million during the same period of 2010, resulting primarily from lower sales from the refrigeration market serviced by the Specialty Tubing Group, which was partially offset by higher sales from the markets served by the Stainless Steel Tubing Group.

Segment operating income decreased by $0.6 million on the lower sales, to $3.3 million for the three months ended June 30, 2011, as compared to $3.9 million for the same period in 2010, impacted by weakness from the refrigeration market, partially offset by improved operating income from the Stainless Steel Tubing Group.

Engineered Materials

The Engineered Materials segment sales for the three months ended June 30, 2011 increased by $6.5 million, or 9.6%, to $74.2 million, as compared to $67.7 million during the same period in 2010. The incremental sales were driven by higher volume of commercial roofing products and branded fasteners.

Segment operating income increased by $1.1 million to $10.0 million for the three months ended June 30, 2011, as compared to $8.9 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the three months ended June 30, 2011 was steady compared to the three months ended June 30, 2010.

Arlon Electronic Materials

Arlon sales increased by $3.7 million, or 20.3%, to $21.8 million, for the three months ended June 30, 2011, as compared to $18.1 million for the same period of 2010.   The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market.

Segment operating income increased by $0.3 million to $2.5 million for the three months ended June 30, 2011, as compared to $2.2 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume, which was partially offset by lower gross profit margin.  Arlon’s gross profit margin was 2.3% lower during the second quarter of 2011 as compared to 2010 primarily due to capacity constraints at its China manufacturing facility.  In order to satisfy customer demand, production in the U.S. was increased at lower margins while Arlon is in the process of increasing its manufacturing capacity in China.

Kasco

Kasco segment sales improved by $1.7 million, or 11.2%, for the three months ended June 30, 2011 from $15.0 million during the second quarter of 2010 to $16.7 million during the same period of 2011. The sales improvements were primarily from its route business in the United States.

Operating income for the Kasco segment was $0.8 million for the second quarter of 2011, as compared to an operating loss of $1.3 million for the same period of 2010. Gross profit margin improved 3.3% during the second quarter of 2011 compared to the same period of 2010 primarily due to cost savings generated by relocating the production facility from Atlanta, Georgia to Mexico.  As a result of this restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Comparison of the Six Months Ended June 30, 2011 and 2010

The operating results for the six months ended June 30, 2011 and 2010 are summarized in the following table.

	Six Months Ended
	June 30,
(in thousands)	2011	2010	Inc(decr)	% Change

Net sales	$348,217	$289,750	$58,467	20.2%
Gross profit	89,215	76,529	12,686	16.6%
Gross profit margin	25.6%	26.4%	-0.8%	0.0%
Selling, general and administrative expenses	61,320	53,905	7,415	13.8%
Pension expense	2,250	2,175	75	3.4%
Other operating expenses	700	1,582	(882)	-55.8%
Income from continuing operations	24,945	18,867	6,078	32.2%
Other:
Interest expense	7,633	13,480	(5,847)	-43.4%
Realized and unrealized (gain) loss on derivatives	(855)	409	(1,264)
Other expense (income)	(5)	371	(376)
Income from continuing operations before tax	18,172	4,607	13,565	294.5%
Tax provision	2,535	1,401	1,134
Income from continuing operations, net of tax	$15,637	$3,206	$12,431	387.8%

Net sales for the six months ended June 30, 2011 increased by $58.5 million, or 20.2%, to $348.2 million, as compared to $289.7 million for the six months ended June 30, 2010.  The higher sales during the first six months of 2011 were driven by both higher demand resulting from the improvement in the world-wide economy, and the impact of higher silver prices, which accounted for $23.2 million of the increase for the six months ended June 30, 2011.

Gross profit for the six months ended June 30, 2011 increased to $89.2 million, as compared to $76.5 million for the same period of 2010.  Gross profit margin for the six months ended June 30, 2011 was 0.8% lower compared to the same period of 2010.  The lower gross margin was primarily due to higher silver costs from the Precious Metal segment. Since the cost of silver is passed-through to the customer principally at cost plus a value-added services fee, higher silver prices generally result in a moderation or, at times, a reduction in the segment’s gross profit margin.  Greater absorption of fixed manufacturing costs due to a higher volume of production, more profitable product mix, and greater manufacturing efficiencies were the primary drivers that contributed to improved gross profit margin in the Tubing segment.

SG&A expenses were $7.4 million higher for the six months ended June 30, 2011 compared to the same period of 2010, reflecting higher variable costs and non-cash restricted stock expense of $1.7 million during the first half of 2011.  SG&A as a percentage of net sales was 1.0% lower for the six months ended June 30, 2011 as compared to the same period of 2010.

Non-cash pension expense of $2.3 million was recorded for the six months ended June 30, 2011, which was relatively flat compared to the six months ended June 30, 2010. The non-cash pension expense in 2011 and 2010 primarily represented actuarial loss amortization.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect pension expense to be approximately $4.4 million in 2011, as compared to $4.3 million in 2010.

A non-cash asset impairment charge of $0.7 million was recorded for the six months ended June 30, 2011.  The non-cash asset impairment charge was related to unused land owned by the Company’s Arlon segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Income from continuing operations was $24.9 million for the six months ended June 30, 2011 as compared to $18.9 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in all of the Company’s segments along with lower asset impairment charges, compared to the same period of 2010.

Interest expense was $7.6 million for the six months ended June 30, 2011, compared to $13.5 million for the six months ended June 30, 2010.  The decrease was primarily due to lower interest rates as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Realized and unrealized gain on derivatives totaled $0.9 million for the six months ended June 30, 2011, compared to a loss of $0.4 million in the same period of 2010. Of such amount in 2011, a $1.4 million realized loss was attributable to precious metal contracts and a $2.3 million gain was attributable to embedded derivative features of the Company’s Subordinated Notes and warrants. The $0.4 million loss in 2010 was all attributable to precious metal contracts. The higher loss on precious metal contracts was primarily driven by much higher silver prices during the first half of 2011 as compared to the same period of the prior year. The unrealized gain on the embedded derivative was principally driven by an increase in HNH’s stock price.

For the six months ended June 30, 2011, a tax expense of $2.5 million from continuing operations was recorded, principally for state and foreign income taxes, compared to $1.4 million for the same period of 2010.  No significant federal income tax provision has been recognized in any period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  Additional escrow funds of $2.5 million will be received by the Company during the second quarter of 2012.  A pretax gain on the sale of these assets of $11.5 million was recorded for the six months ended June 30, 2011.

On March 25, 2011, Arlon LLC and its subsidiaries sold all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded proceeds of $2.3 million and a pretax loss of $5.0 million on the sale of these assets in the first quarter of 2011. The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility. Additional escrow funds of $0.5 million will be received by the Company during the second quarter of 2012.

The businesses described in the previous two paragraphs formerly comprised the Arlon CM segment.  Their results for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $5.9 million for the six months ended June 30, 2011, which included a gain, net of tax, of $6.4 million as a result of sale of the Arlon CM segment. The discontinued operations had aggregate income of $0.4 million from their operation for the six months ended June 30, 2010.

On March 23, 2011, a subsidiary of the Company in the Engineered Materials segment acquired certain assets and assumed certain liabilities of a business that develops and manufactures hidden fastening systems for deck construction, for approximately $8.8 million.  Based on the Company’s estimation of the fair value of the assets acquired and liabilities assumed, the Company recorded $1.6 million in goodwill.

Net income for the six months ended June 30, 2010 was $21.6 million, or $1.73 per share, compared to $3.6 million, or $0.29 per share, for the six months ended June 30, 2010.

Segment sales and operating income data for the six months ended June 30, 2011 and 2010 are shown in the following table (in thousands):

Statement of operations data:	Six Months Ended
(in thousands)	June 30,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$98,697	$62,788	$35,909	57.2%
Tubing	48,873	48,660	213	0.4%
Engineered Materials	123,562	111,253	12,309	11.1%
Arlon	43,842	35,966	7,876	21.9%
Kasco	33,243	31,083	2,160	6.9%
Total net sales	$348,217	$289,750	$58,467	20.2%

Segment operating income:
Precious Metal	10,054	6,201	3,853	62.1%
Tubing	7,496	6,233	1,263	20.3%
Engineered Materials	12,037	10,295	1,742	16.9%
Arlon	4,583	4,236	347	8.2%
Kasco	1,814	(139)	1,953	-1405.0%
Total segment operating income	$35,984	$26,826	$9,158	34.1%

The comments that follow compare revenues and operating income by segment for the six months ended June 30, 2011 and 2010.

Precious Metal

The Precious Metal segment net sales increased by $35.9 million, or 57.2%, to $98.7 million for the six months ended June 30, 2011, as compared to $62.8 million in 2010.  The increased sales were primarily driven by an increase of approximately $17.50 per troy ounce in the average market price of silver during the first six months of 2011 as compared to the same period of 2010, and higher volume. The increase in silver prices accounted for $23.2 million in higher sales.

Segment operating income increased by $3.9 million from $6.2 million during the six months ended June 30, 2010 to $10.1 million for the same period in 2011.  The increase was primarily driven by higher sales volume.  The Precious Metal segment gross profit margin was lower for the six months ended June 30, 2011 as compared to the same period of 2010 primarily due to significantly higher silver prices which were partially offset by the favorable effect of the increased volume on manufacturing overhead absorption.

Tubing

The Tubing segment sales for the six months ended June 30, 2011 were relatively flat compared to the same period of 2010.  Higher sales of large coil tubes driven by the petrochemical and ship building markets serviced by the Stainless Steel Tubing Group and higher sales from the medical industry markets were partially offset by weakness from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income increased $1.3 million on higher sales, to $7.5 million for the six months ended June 30, 2011, as compared to $6.2 million for the same period in 2010.  Gross profit margin for the six months ended June 30, 2011 improved 3.1%, driven by more profitable product mix, favorable manufacturing overhead absorption, and improved efficiency.

Engineered Materials

The Engineered Materials segment sales for the six months ended June 30, 2011 increased by $12.3 million, or 11.1%, to $123.6 million, as compared to $111.3 million during the same period in 2010. The incremental sales were driven by higher volume of commercial roofing products and branded fasteners.

Segment operating income increased by $1.7 million to $12.0 million for the six months ended June 30, 2011, as compared to $10.3 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume, which was partially offset by lower gross margin as a result of higher raw material cost during the first six months of 2011 compared to the same period of 2010.

Arlon

Arlon segment sales increased by $7.9 million, or 21.9%, to $43.8 million, for the six months ended June 30, 2011, as compared to $36.0 million for the same period of 2010. The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market.

Segment operating income was $4.6 million for the six months ended June 30, 2011 compared to $4.2 million in the prior year.  Slightly higher operating income compared to the same period of 2010 was primarily driven by higher sales volume which was partially offset by lower gross profit margin. Arlon’s gross profit margin was 1.0% lower during the first six months of 2011 as compared to 2010 primarily due to capacity constraints at its China manufacturing facility.  In order to satisfy customer demand, production in the U.S. was increased at lower margins while Arlon is in the process of increasing its manufacturing capacity in China.  In addition, the Arlon segment recorded a non-cash asset impairment charge of $0.7 million during the first quarter of 2011 related to certain unused land it owns in Rancho Cucamonga, California.

Kasco

Kasco segment sales increased by $2.2 million, or 6.9%, for the six months ended June 30, 2011 from $31.1 million during the first six months of 2010 to $33.2 million during the same period of 2011.  The sales improvements were primarily from its route business in the United States.

Operating income was $1.8 million for the six months ended June 30, 2011 compared to an operating loss of $0.1 million for the same period of 2010.  Gross profit margin improved 1.7% during the first six months of 2011 compared to the same period of 2010 primarily due to cost savings generated by relocating the production facility from Atlanta, Georgia to Mexico.  In connection with this restructuring project, costs of $0.1 million were incurred in the six months ended June 30, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the six months ended June 30, 2011, $25.6 million was used in operating activities, $10.5 million was provided by investing activities, and $14.1 million was provided by financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$21,584	$3,563
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	7,895	8,366
Non-cash stock based compensation	1,729	47
Asset impairment charges	700	1,582
Accrued interest not paid in cash	136	6,669
Non cash pension expense	2,250	2,175
Non-cash income from derivatives	(2,383)	(315)
Other	2,450	1,367
Net income after non-cash items	34,361	23,454
Discontinued operations	(11,063)	65
Pension payments	(4,811)	(3,357)
Working capital:
Trade and other receivables	(37,460)	(26,713)
Precious metal inventory	(4,884)	(252)
Inventory other than precious metal	(7,181)	(2,426)
Other current assets	(161)	800
Other current liabilities	6,599	18,953
Total working capital effect	(43,087)	(9,638)
Other items-net	(1,040)	(575)
Net cash provided by (used in) operating activities	$(25,640)	$9,949

 The Company reported net income of $21.6 million for the six months ended June 30, 2011, which included $12.8 million of non-cash expense items such as depreciation and amortization of $7.9 million, non-cash stock-based compensation of $1.7 million, non-cash pension expense of $2.3 million, an asset impairment charge of $0.7 million, partially offset by non-cash income from derivatives of $2.4 million.  Other non-cash items included a $1.6 million reclassification of net cash settlements on precious metal contracts to investing activities and $1.1 million amortization of deferred debt financing costs, which was partially offset by a gain on early retirement of debt of $0.6 million. Working capital used $43.1 million of cash during the six months ended June 30, 2011, and the Company made pension plan payments of $4.8 million.  In addition, discontinued operations used $11.1 million of cash during the first six months of 2011 ($4.7 million in operations, plus $6.4 million relating to the non-cash gain on sales of assets).  As a result, net cash used in operations was $25.6 million for the six months ended June 30, 2011.

The Company reported net income of $3.6 million for the six months ended June 30, 2010, non-cash items of $19.9 million included depreciation and amortization of $8.4 million, non-cash pension expense of $2.2 million, an asset impairment of $1.6 million and accrued interest expense not paid in cash of $6.7 million. Other non-cash items included a $0.7 million reclassification of net cash settlements on precious metal contracts to investing activities and $0.7 million amortization of deferred debt financing costs. Working capital accounts used $9.6 million in the six month period.  The Company’s discontinued operations, Arlon CM, ITD and Sumco, provided cash of $0.1 million.  Pension payments of $3.4 million were made during the first six months of 2010.  As a result, net cash provided from operations was $10.0 million for the six months ended June 30, 2010.

Operating cash flow for the first six months of 2011 was $35.6 million lower compared to the same period of 2010.  The decline in cash flow from operations was principally attributable to a higher use of working capital during the first six months of 2011.  Due to the sales increase during the first six months of 2011, accounts receivable increased $37.5 million, compared to an increase of $26.7 million for the same period of 2010.  Inventory used $12.1 million for the six months ended June 30, 2011 as compared to $2.7 million used in the same period of 2010.  Other current liabilities such as accounts payable increased with the higher level of purchases and business activity, partially offset by higher management incentive payments, and current liabilities provided $6.6 million of cash during the first six months of 2011 as compared to $19.0 million during the same period of 2010.

Investing Activities

Investing activities provided $10.5 million for the six months ended June 30, 2011 and used $5.7 million during the same period of 2010.  Discontinued operations provided $26.5 million in the 2011 period principally as a result of the two sales of the assets of the Company’s Arlon CM segment described earlier.  The Company acquired certain assets and assumed certain liabilities of a business that among other businesses developed and manufactured hidden fastening systems for deck construction for $8.8 million during the same period.  Capital spending in the 2011 period was $5.7 million, as compared to $5.2 million in the 2010 period.  The Company paid $1.6 million related to its settlements of precious metal derivative contracts during the six months ended June 30, 2011, as compared to $0.7 million during the 2010 period.

Financing Activities

Financing activities provided $14.1 million of cash during the first six months of 2011, primarily from additional net borrowing under the Company’s revolving credit facility.  The Company increased its revolver borrowing by a net amount of $19.5 million over the period principally to fund its working capital needs principally as a result of higher sales and related costs during the six months ended June 30, 2011.  These revolver borrowings were partially offset by payments made with the proceeds of the Arlon CM asset sales.  The Company paid down $10.6 million on its domestic term loans and subordinated notes during the first six months of 2011, including the repurchase of $8.6 million of subordinated notes from the holders.

Financing activities used $3.1 million of cash for the six months ended June 30, 2010.  While the Company reduced its term loans by paying down $4.9 million, it increased borrowings under its revolving credit facilities because of the greater working capital needs as a result of higher sales volume.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of June 30, 2011, H&H’s customer metal consisted of 151,093 ounces of silver, 280 ounces of gold, and 1,391 ounces of palladium.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s current assets totaled $197.1 million and its current liabilities totaled $178.5 million.  Therefore, its working capital was $18.5 million, as compared to working capital of $15.3 million as of December 31, 2010.

On August 5, 2011, H&H Group’s Wells Fargo Facility was amended to, among other things, extend the maturity of the First Lien Revolver and the First Lien Term Loan to June 28, 2013.  In addition, H&H Group’s Ableco Facility was also amended so that, among other things, the maturity of the Second Lien Term Loan was extended to June 28, 2013.

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

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  As of June 30, 2011, HNH’s unfunded pension liability totaled $110.8 million.  The return on plan assets and Company contributions to the plan have positively impacted the funded status of the plan in the past several years since the significant stock and other financial market declines beginning in 2008.  However, during that time, a continued decline in discount rates, which reflect interest rates, have increased the plan obligations, negatively affecting the WHX Pension Plan’s funded status. The Company expects to have required minimum contributions to the WHX Pension Plan totaling $10.5 million during the third and fourth quarters of 2011 and $17.5 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of June 30, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $2.0 million and current liabilities of approximately $18.1 million. Such current liabilities included $16.8 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit facilities.

Management expects that HNH will be able to fund its activities in the ordinary course of business over at least the next twelve months.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of June 30, 2011, the Company’s availability under its U.S. revolving credit facility was $20.3 million.  There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy the borrowing base criteria in its credit facilities, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2011, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                 Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 18 “Contingencies-Legal Matters”, of this report.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, shares of common stock were foregone by certain employees, at their option, for state and federal income tax obligations attributable to the vesting of the first 25% of shares of restricted stock granted to such employees on March 14, 2011.  The following table provides information on the shares foregone during the three months ended June 30, 2011:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 1, 2011 to April 30, 2011	--	$--	--	$--
May 1, 2011 to May 31, 2011	426	$10.77	--	$--
June 1, 2011 to June 30, 2011	--	$--	--	$--

ITEM 5.                 Other Information

On August 5, 2011, H&H Group amended each of the Wells Fargo Facility and Ableco Facility to, among other things, extend the maturity dates of the First Lien Revolver, the First Lien Term Loan and the Second Lien Term Loan to June 28, 2013.

ITEM 6.   Exhibits

*
Exhibit 4.1 Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 4.2 Amendment No. 2, dated August 5, 2011, to Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

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

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

August 9, 2011

Exhibits

*
Exhibit 4.1 Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 4.2 Amendment No. 2, dated August 5, 2011, to Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

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