Form 10-Q/A
period 2011-06-30
HANDY & HARMAN LTD.
filed 2011-09-09
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Handy & Harman Ltd.'s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 10, 2011 (Form 10-Q), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

**	Exhibit 101.INS	XBRL Instance Document

**	Exhibit 101.SCH	XBRL Taxonomy Extension Schema

**	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

**	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

**	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed with our Form 10-Q as filed on August 10, 2011
** Furnished with this Form 10Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr.
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

September 8, 2011

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

**	Exhibit 101.INS	XBRL Instance Document

**	Exhibit 101.SCH	XBRL Taxonomy Extension Schema

**	Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**	Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

**	Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

**	Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*   Filed with our Form 10-Q as filed on August 10, 2011
** Furnished with this Form 10Q/A