Form 10-Q
period 2011-09-30
HANDY & HARMAN LTD.
filed 2011-11-10
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

The number of shares of Common Stock issued and outstanding as of November 8, 2011 was 12,646,498

Part I. Item 1: Financial Statements

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share)	2011	2010	2011	2010

Net sales	$177,989	$150,876	$518,770	$433,985
Cost of goods sold	131,502	110,028	385,384	318,624
Gross profit	46,487	40,848	133,386	115,361
Selling, general and administrative expenses	27,636	25,089	86,425	76,992
Pension expense	2,487	1,087	4,737	3,262
Asset impairment charge	-	-	700	1,582
Income from continuing operations	16,364	14,672	41,524	33,525
Other:
Interest expense	3,802	6,731	11,428	20,204
Realized and unrealized loss on derivatives	1,488	1,799	633	2,208
Other expense (income)	1,335	(97)	1,329	274
Income from continuing operations before tax	9,739	6,239	28,134	10,839
Tax provision	1,921	844	4,455	2,244
Income from continuing operations, net of tax	7,818	5,395	23,679	8,595

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(395)	639	(1,103)	975
Gain (loss) on disposal of assets, net of tax	(401)	3	6,030	30
Net income (loss) from discontinued operations	(796)	642	4,927	1,005

Net income	$7,022	$6,037	$28,606	$9,600

Basic and diluted per share of common stock

Income from continuing operations, net of tax, per share	$0.62	$0.44	$1.89	$0.71
Discontinued operations, net of tax, per share	(0.07)	0.05	0.39	0.08
Net income per share	$0.55	$0.49	$2.28	$0.79

Weighted average number of common shares outstanding	12,647	12,179	12,525	12,179

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,470	$8,762
Trade and other receivables - net of allowance for doubtful
accounts of $2,527 and $2,198, respectively	101,383	68,197
Inventories, net	57,125	48,675
Deferred income tax assets	1,324	1,238
Prepaid and other current assets	11,697	9,064
Current assets of discontinued operations	-	27,044
Total current assets	182,999	162,980

Property, plant and equipment at cost, less
accumulated depreciation and amortization	76,320	78,143
Goodwill	65,549	63,917
Other intangibles, net	35,454	31,538
Other non-current assets	20,126	14,711
Non-current assets of discontinued operations	-	2,259
Total assets	$380,448	$353,548
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Trade payables	$48,949	$36,954
Accrued liabilities	38,030	32,245
Accrued environmental liability	5,514	6,113
Accrued interest - related party	492	411
Short-term debt	2,507	42,890
Current portion of long-term debt - related party	12,500	-
Current portion of long-term debt	16,952	4,452
Deferred income tax liabilities	643	355
Current portion of pension liability	18,241	14,900
Current liabilities of discontinued operations	-	9,340
Total current liabilities	143,828	147,660

Long-term debt	116,503	91,403
Long-term debt - related party	19,995	32,547
Long-term interest accrual - related party	328	-
Accrued pension liability	87,065	98,084
Other employee benefit liabilities	4,407	4,429
Deferred income taxes liabilities - long term	4,184	3,988
Other liabilities	5,004	4,942
Long-term liabilities of discontinued operations	-	655
Total liabilities	381,314	383,708
Commitments and Contingencies

Stockholders' Deficit:
Preferred stock- $.01 par value; authorized 5,000
shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares;
issued and outstanding 12,646 and 12,179 shares, respectively	127	122
Accumulated other comprehensive loss	(137,353)	(135,865)
Additional paid-in capital	555,015	552,844
Accumulated deficit	(418,655)	(447,261)
Total stockholders' deficit	(866)	(30,160)
Liabilities and stockholders' deficit	$380,448	$353,548

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$28,606	$9,600
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	11,863	12,427
Non-cash stock based compensation	2,369	124
Amortization of debt issuance costs	1,749	1,065
Gain on early retirement of debt	(819)	-
Accrued interest not paid in cash	491	9,052
Deferred income taxes	386	(124)
Gains from asset dispositions	(68)	(15)
Asset impairment charge	700	1,582
Non-cash (income) loss from derivatives	(578)	359
Reclassification of net cash settlements on precious metal contracts to investing activities	1,366	1,849
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on sale of assets	(10,133)	2,554
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(26,892)	(22,346)
Inventories	(7,281)	(8,851)
Other current assets	(1,948)	(557)
Accrued interest expense-related party	492	1,167
Other current liabilities	(3,827)	13,682
Other items-net	(1,527)	(570)
Net cash provided by (used in) operating activities	(5,051)	20,998
Cash flows from investing activities:
Additions to property, plant & equipment	(9,006)	(6,646)
Net cash settlements on precious metal contracts	(1,366)	(1,849)
Acquisition	(8,761)	-
Proceeds from sales of assets	141	407
Net cash provided by (used in) sale of assets of discontinued operations	26,499	(383)
Net cash provided by (used in) investing activities	7,507	(8,471)
Cash flows from financing activities:
Proceeds from term loans - domestic	50,000	-
Net revolver repayments	(40,415)	(7,188)
Net repayments on loans - foreign	(724)	(2,982)
Repayments of term loans	(10,580)	(6,390)
Deferred finance charges	(1,228)	(665)
Net change in overdrafts	3,215	4,446
Other financing activities	(10)	(122)
Net cash provided by (used in) financing activities	258	(12,901)
Net change for the period	2,714	(374)
Effect of exchange rate changes on net cash	(5)	(100)
Cash and cash equivalents at beginning of period	8,762	8,796
Cash and cash equivalents at end of period	$11,470	$8,322

Non-cash investing activities:
Sale of property for mortgage note receivable	$-	$630

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ DEFICIT
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Deficit

Balance, December 31, 2010	12,179	$122	$(135,865)	$(447,261)	$552,844	$(30,160)

Restricted stock - granted	467	5			5,113	5,118
Restricted stock - unvested					(2,942)	(2,942)

Foreign currency translation adjustment	-	-	(1,488)	-		(1,488)

Net income	-	-	-	28,606	-	28,606
Total comprehensive income			-			27,118

Balance, September 30, 2011	12,646	$127	$(137,353)	$(418,655)	$555,015	$(866)

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.

Note 2 – Management’s Plans and Liquidity

As of September 30, 2011, the Company’s current assets totaled $183.0 million and its current liabilities totaled $143.8 million.  Therefore, its working capital was $39.2 million, as compared to working capital of $15.3 million as of December 31, 2010.

On September 12, 2011, H&H Group entered into an Amended and Restated Loan and Security Agreement (the “Ableco Refinancing”) with Ableco, L.L.C., one of its existing lenders, to increase the size of the total term loan thereunder from $25.0 million to up to $75.0 million (the “Ableco Facility”) and to amend certain covenants.  The Ableco Facility now provides for three separate term loans (“Second Lien Term Loans”) at a maximum value of $25.0 million per Second LienTerm Loan.  The first and second Second LienTerm Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%.  The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.   In September, an additional $50.0 million was borrowed under the Ableco Facility, making the outstanding total of the Second Lien Term Loans $75.0 million.  All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013.

In connection with the Ableco Refinancing on September 12, 2011, H&H Group amended and restated the Loan and Security Agreement (the “Wells Fargo Facility”) dated October 15, 2010, as amended, by and between H&H Group, together with certain of its subsidiaries, and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder.  The Wells Fargo Facility was amended to, among other things, permit the modification of the Ableco Facility, amend certain covenants and extend the maturity date of the Wells Fargo Facility to July 1, 2013.

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding 10% subordinated secured notes due 2017 (the “Subordinated Notes”) on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes are not detachable from warrants to purchase the Company’s common stock, exercisable beginning October 14, 2013 (the “Warrants”), that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.

Since September 30, 2011, the Company has to -date invested approximately $13.6 million, including brokerage commissions, in common stock of a public company (see Note 20 - “Subsequent Events”).

For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities restrict H&H Group’s ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate (a portion of which has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities.  H&H Group’s credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The Company expects to have required minimum contributions to the WHX Pension Plan of $2.9 million in the fourth quarter of 2011 and $19.2 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of September 30, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $2.6 million and current liabilities of approximately $25.3 million. Such current liabilities included $18.2 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit facilities, subject to the satisfaction of certain conditions, and $5.5 million payable to a broker for an equity investment purchased but not yet settled, which was funded in October 2011 from declared dividends from H&H Group to HNH.

The ability of H&H Group to draw on its revolving line of credit under the Wells Fargo Facility (the “First Lien Revolver”) is limited by its borrowing base of accounts receivable and inventory. As of September 30, 2011, the Company’s availability under the First Lien Revolver was $85.0 million.  This amount was relatively high due to the additional $50.0 million of Second Lien Term Loans borrowed from Ableco in September 2011, which were used to pay down the First Lien Revolver, thereby increasing availability.  The Company subsequently redeemed Subordinated Notes and associated Warrants in October 2011 for $26.4 million.  As of October 31, 2011, the Company’s availability under the First Lien Revolver was approximately $53.0 million.  There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy the borrowing base criteria in its credit facilities, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

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

Management believes that the Company will be able to meet its cash requirements to fund its activities in the ordinary course of business for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

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

Note 3 – Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2010, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2010.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and income of discontinued operations (see Note 5-“Discontinued Operations”) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

During the third quarter of 2011, the FASB issued another amendment to ASC 350 relating to Intangibles-Goodwill and Other which is intended to simplify how entities test goodwill for impairment.    The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company has adopted this amendment in the third quarter of 2011, and does not expect that it will have a material effect on its consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Kasco-France

During the third quarter of 2011, the Company sold the stock of Eurokasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pre-tax earnings over the next three years. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.  As a result of the sale, the Company recorded a loss, net of tax, of $0.6 million, which is included in the loss from sale of discontinued operations reported for the third quarter.  Kasco-France has been included as a discontinued operation on a retroactive basis for the year-to-date period of 2011, and for the comparable period of 2010.  In addition, the results of the Company’s former Arlon Coated Materials segment (“Arlon CM”) for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010, are classified as discontinued operations on the consolidated income statements.

Arlon CM

 In 2010, the Company decided to explore exiting the business of manufacturing adhesive films, specialty graphic films and engineered coated products, and during the first quarter of 2011, the Company completed two separate asset sale transactions.  These two businesses formerly comprised the Arlon CM reporting segment.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s First Lien Revolver.  A gain on the sale of these assets of $11.5 million was recorded.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a loss of $5.0 million on the sale of these assets in the first quarter of 2011.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s First Lien Revolver.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, are recorded in “Trade and other receivables” on the consolidated balance sheet as of September 30, 2011, and are expected to be received by the Company in the second quarter of 2012.

The total gain of $6.0 million net of tax, as a result of the sales of the California and Texas operations of Arlon CM, and Kasco-France, is reported in discontinued operations on the consolidated statement of operations for the nine months ended September 30, 2011. The discontinued operations had an aggregate loss of $1.1 million from their operations for the nine months ended September 30, 2011 and aggregate income of $1.0 million for the nine months ended September 30, 2010.
Indiana Tube Denmark

In 2009, the Company completed the closure of its ITD subsidiary after deciding to exit the welded specialty tubing market in Europe. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  ITD’s principal remaining asset is the ITD facility, which has been offered for sale.  The facility is included in “Other non-current assets” on the consolidated balance sheets as of September 30, 2011 and December 31, 2010.  ITD is included in the results of discontinued operations for the nine months ended September 30, 2010.

Sumco, Inc.

Sumco was engaged in the business of providing electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  In light of its ongoing operating losses and future prospects, the Company evaluated Sumco and decided to exit this business, which had been part of the Precious Metal segment.  In October 2010, the Company completed the sale of the remaining assets of Sumco.  Sumco is included in the results of discontinued operations for the three and nine months ended September 30, 2010.

The following assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheet as of December 31, 2010.  As of September 30, 2011, there were no assets or liabilities of discontinued operations due to the Arlon CM and Kasco-France sales described above.

(in thousands)	December 31, 2010
Current Assets:
Trade and other accounts receivable	$12,351
Inventory	13,624
Other current assets	1,069
$27,044

Long-term Assets:
Property, plant & equipment, net	1,946
Other non-current assets	313
$2,259

Current Liabilities:	$9,340

Non-current Liabilities
Deferred income taxes	229
Pension and other non-current liabilities	426
$655

The income (loss) from discontinued operations consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Net sales	$1,984	$22,929	$17,780	$65,921
Operating income (loss)	(393)	632	(1,064)	1,255
Income (loss) from discontinued operations, net	(395)	639	(1,103)	975
Gain (loss) on sale of assets, net of tax	(401)	3	6,030	30

Note 6 – Acquisition

Pursuant to an Asset Purchase Agreement dated March 23, 2011 (the “Asset Purchase Agreement”), a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The purchase price was approximately $8.8 million, and was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business for the period from acquisition through September 30, 2011 are reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

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

Amortization expense of $0.1 million and $0.3 million was recorded for the three and nine month periods ended September 30, 2011. The estimated amortization of intangibles from the acquisition will be approximately $0.1 million for the remaining three months of 2011, and $0.6 million annually for each of the next five years thereafter.  The goodwill is expected to be amortizable for income tax purposes.

 The amount of sales and earnings of the acquired business included in the consolidated statement of operations for the period from acquisition through September 30, 2011 was approximately $5.3 million and $1.1 million, respectively.  If the acquisition had taken place as of January 1, 2010, the pro forma net sales and income from continuing operations would have been $520.4 million and $41.4 million for the nine months ended September 30, 2011.  Pro forma net sales and income from continuing operations would have been $152.7 million and $14.5 million, respectively, for the three months ended September 30, 2010, and $443.6 million and $34.1 million, respectively, for the nine months ended September 30, 2010.

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

The restructuring costs and activity in the restructuring reserve for the nine months ended September 30, 2011 consisted of:

	Reserve Balance		Reserve Balance
	December 31, 2010	Payments	September 30, 2011
(in thousands)
Termination benefits	$37	$(37)	$-
Rent expense	141	(22)	119
	$178	$(59)	$119

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

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements. The embedded derivative features of the Company’s Subordinated Notes and related warrants (See Note 15 - “Debt”) are valued at fair value on a recurring basis and are considered Level 3 measurements.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of September 30, 2011, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of September 30, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment in equity securities	$5,494	$5,494	$-	$-
Commodity contracts on precious metal	$72	$(157)	$229	$-
Derivative features of Subordinated Notes	$(3,871)	$-	$-	$(3,871)

Activity	Nine Months Ended September 30, 2011
Dollars in thousands)
Balance at December 31, 2010	$(5,096)
Total net gains (losses) included in:
Net income	621
Other comprehensive income	-
Purchases	-
Issuances	-
Sales	-
Settlements	604
Net transfers into/ (out) of Level 3	-
Balance at September 30, 2011	$(3,871)

The income of $0.6 million for the nine months ended September 30, 2011 noted above is an unrealized gain that is attributable to the Company’s Subordinated Notes which are a liability on the balance sheets as of December 31, 2010 and September 30, 2011.

The valuation of the derivative features of the Subordinated Notes and Warrants utilizes a customized binomial model which values the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH’s stock are significant inputs that influence the valuation of the derivative liability.

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

The changes in the net carrying amount of goodwill by reportable segment for the nine month periods ended September 30, 2011 and 2010 were as follows:

(in thousands)
Segment	Balance at January 1, 2011	Acquisitions/ Other	Balance at September 30, 2011	Accumulated Impairment Losses

Precious Metal	$1,492	$9	$1,501	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	1,623	52,855	-
Arlon Electronic Materials	9,298	-	9,298	(1,140)
	$63,917	$1,632	$65,549	$(1,140)

Segment	Balance at January 1, 2010	Acquisitions/ Other	Balance at September 30, 2010	Accumulated Impairment Losses

Precious Metal	$1,521	$(18)	$1,503	$-
Tubing	1,895	-	1,895	-
Engineered Materials	51,232	-	51,232	-
Arlon Electronic Materials	9,298	-	9,298	(1,140)
	$63,946	$(18)	$63,928	$(1,140)

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of the Company’s common stock outstanding, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
(in thousands, except per share)
Income from continuing operations, net of tax	$7,818	$5,395	$23,679	$8,595
Weighted average number of common shares outstanding	12,647	12,179	12,525	12,179
Income from continuing operations, net of tax per common share	$0.62	$0.44	$1.89	$0.71
Discontinued operations	$(796)	$642	$4,927	$1,005
Weighted average number of common shares outstanding	12,647	12,179	12,525	12,179
Discontinued operations per common share	$(0.07)	$0.05	$0.39	$0.08
Net income	$7,022	$6,037	$28,606	$9,600
Weighted average number of common shares outstanding	12,647	12,179	12,525	12,179
Net income per common share	$0.55	$0.49	$2.28	$0.79

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three and nine month periods ended September 30, 2011 and 2010, although none were dilutive because the $90.00 per share exercise price of such equivalents exceeded the market value of the Company’s common stock during those periods. The market value of the Company’s common stock averaged $13.75 and $12.79 during the three and nine month periods ended September 30, 2011, respectively.  As of September 30, 2011, stock options for an aggregate of 52,300 shares are excluded from the calculation of net income per share.

Note 10 – Stockholders’ Deficit/Equity

Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine month periods ended September 30, 2011 and 2010 was:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$7,022	$6,037	$28,606	$9,600
Foreign currency translation adjustments	(2,088)	871	(1,488)	(696)
Comprehensive income	$4,934	$6,908	$27,118	$8,904

Accumulated other comprehensive loss balances as of September 30, 2011 and December 31, 2010 were comprised of:

Accumulated Other Comprehensive Loss

(in thousands)	September 30,	December 31,
	2011	2010
Net actuarial losses and prior service costs and credits	$(139,114)	$(139,114)
Foreign currency translation adjustment	1,761	3,249
	$(137,353)	$(135,865)

Note 11 – Inventories

Inventories at September 30, 2011 and December 31, 2010 were comprised of:

(in thousands)	September 30,	December 31,
	2011	2010
Finished products	$20,544	$18,718
In - process	9,193	8,110
Raw materials	19,582	16,389
Fine and fabricated precious metal in various stages of completion	14,509	12,151
	63,828	55,368
LIFO reserve	(6,703)	(6,693)
	$57,125	$48,675

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $6.7 million as of both September 30, 2011 and December 31, 2010.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2011, H&H’s customer metal consisted of 210,239 ounces of silver, 719 ounces of gold, and 1,391 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
	2011	2010
	(in thousands, except per ounce)
Precious metals stated at LIFO cost	$7,806	$5,458
Market value per ounce:
Silver	$30.07	$30.92
Gold	$1,620.60	$1,421.07
Palladium	$613.55	$797.00

Note 12 – Derivative Instruments

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forwards contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of September 30, 2011, the Company had entered into forward and future contracts for gold with a total value of $2.8 million and for silver with a total value of $0.5 million.

The forward contracts, in the amount of $6.5 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The three month period ended September 30, 2011 includes a gain of $0.2 million and the three month period ended September 30, 2010 includes a loss of $1.8 million on precious metal contracts. The nine month period ended September 30, 2011 includes a loss of $1.3 million and the nine month period ended September 30, 2010 includes a loss of $2.2 million on precious metal contracts.

As of September 30, 2011, the Company had the following outstanding forward and future contracts with settlement dates ranging from October 2011 to December 2011.

Commodity	Amount
Silver	15,000	ounces
Gold	1,700	ounces

In addition, the Company’s Subordinated Notes issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three month period ended September 30, 2011, a mark to market loss of $1.7 million was charged to unrealized loss on derivatives, and for the nine month period ended September 30, 2011, a mark-to-market gain of $0.6 million was recorded.  The embedded derivative features of the Subordinated Notes and related Warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Statement of Operations Line	2011	2010	2011	2010
Commodity contracts	Realized and unrealized gain (loss) on derivatives	$164	$(1,799)	$(1,254)	$(2,208)
Derivative features of Subordinated Notes	Realized and unrealized gain (loss) on derivatives	(1,652)	-	621	-
	Total derivatives not designated as hedging instruments	$(1,488)	$(1,799)	$(633)	$(2,208)
	Total derivatives	$(1,488)	$(1,799)	$(633)	$(2,208)

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2011	2010

Commodity contracts	Other current assets (liabilities)	$72	$(40)
Derivative features of Subordinated Notes	Long-term debt & long term debt-related party	(3,871)	(5,096)
	Total derivatives not designated as hedging instruments	$(3,799)	$(5,136)
	Total derivatives	$(3,799)	$(5,136)

 Note 13 – Investments

On September 30, 2011, the Company invested $5.5 million in common stock of a public company.  On various dates thereafter, the Company continued to invest in its stock (see Note 20-“Subsequent Events”).  Such investment will be accounted for under GAAP as a marketable equity security held for sale.  As such, the investment will be measured at fair market value on a quarterly basis and any unrealized holding gains or losses on the security will be excluded from earnings and included in other comprehensive income or loss on the balance sheet until realized.  The value of the investment will be reviewed for impairment periodically. The investment is included in Other Non-Current Assets on the consolidated balance sheet as of September 30, 2011.

As of September 30, 2011, the market value of the investment of $5.5 million was equal to its cost and no amounts of unrealized gains or losses have been included in accumulated other comprehensive income.

Note 14 – Pensions and Other Postretirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three and nine month periods ended September 30, 2011 and 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2011	2010	2011	2010
Service cost	$53	$48	$164	$143
Interest cost	5,573	5,994	16,805	17,983
Expected return on plan assets	(6,479)	(7,186)	(20,328)	(21,556)
Amortization of prior service cost	16	16	47	47
Amortization of actuarial loss	3,325	2,215	8,050	6,645
	$2,487	$1,087	$4,737	$3,262

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million and $0.4 million for the three month periods ended September 30, 2011 and 2010, respectively, and $1.6 million and $1.3 million for the nine month periods ended September 30, 2011 and 2010, respectively.  In addition, during the nine months ended September 30, 2010, the Company reduced its postretirement benefits expense by $0.7 million because of reductions in certain post-retirement benefits for former employees.

Note 15 – Debt

Debt at September 30, 2011 and December 31, 2010 was as follows:

(in thousands)	September 30,	December 31,
	2011	2010
Short term debt
First Lien Revolver	$2,219	$42,635
Foreign	288	255
Total short-term debt	2,507	42,890

Long-term debt
First Lien Term Loan	17,150	20,300
Second Lien Term Loan	75,000	25,000
10% Subordinated Notes, net of unamortized discount (1)	64,704	73,066
Other H&H debt-domestic	7,096	7,286
Foreign loan facilities	2,000	2,750
Sub total	165,950	128,402
Less portion due within one year	29,452	4,452
Long-term debt	136,498	123,950
Total debt	$168,457	$171,292

(1) Long-term debt - related party included in the schedule above:
10% Subordinated Notes, net of unamortized discount	$32,495	$32,547
Less portion due within one year	12,500	-
Long-term debt to related party	$19,995	$32,547

On August 5, 2011, H&H Group’s Wells Fargo Facility and Ableco Facility were amended to, among other things, extend their maturity dates to June 28, 2013.

On September 12, 2011, H&H Group entered into the Ableco Refinancing to increase the size of the total term loan thereunder from $25.0 million to up to $75.0 million and to amend certain covenants.  The Ableco Facility now provides for three separate Second Lien Term Loans at a maximum value of $25.0 million per Second Lien Term Loan.  The first and second Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%.  The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  In September, an additional $50.0 million was borrowed under the Ableco Facility, making the outstanding total of the Second Lien Term Loans $75.0 million.  All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013.

In connection with the Ableco Refinancing on September 12, 2011, H&H Group amended and restated the Wells Fargo Facility to, among other things, permit the modification of the Ableco Facility, amend certain covenants and extend the maturity date of the Wells Fargo Facility to July 1, 2013.

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes are not detachable from the Warrants that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.

Note 16 – Income Taxes

For the three month period ended September 30, 2011, a tax provision from continuing operations of $1.9 million was recorded, and for the three month period ended September 30, 2010, a tax provision of $0.8 million was recorded. For the nine month period ended September 30, 2011, a tax provision from continuing operations of $4.5 million was recorded, and for the nine month period ended September 30, 2010, a tax provision of $2.2 million was recorded. The Company’s tax provisions are principally for state and foreign income taxes.  No federal income tax provisions or benefits have been recognized due to the effect of the Company’s deferred tax valuation allowance.  The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its net operating loss carry forwards (“NOLs”), will not be realized in future periods.

Note 17 – Reportable Segments

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

Management has determined that certain operating companies should be aggregated and presented within a single reportable segment on the basis that such operating companies have similar economic characteristics and share other qualitative characteristics.  Management reviews sales, gross profit and operating income to evaluate segment performance.  Operating income for the reportable segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses.  Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

The following table presents information about reportable segments for the three and nine month periods ended September 30, 2011 and 2010.

Statement of operations data:	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2011	2010	2011	2010
Net Sales:
Precious Metal	$51,791	$32,721	$150,488	$95,508
Tubing	25,188	24,580	74,061	73,240
Engineered Materials	69,170	62,833	192,732	174,088
Arlon	18,800	18,665	62,642	54,631
Kasco	13,040	12,077	38,847	36,518
Total net sales	$177,989	$150,876	$518,770	$433,985
Segment operating income:
Precious Metal	7,180	3,469	17,234	9,670
Tubing	3,798	3,955	11,294	10,188
Engineered Materials	8,761	7,737	20,799	18,032
Arlon (a)	1,802	2,060	6,385	6,296
Kasco (b)	1,025	782	3,057	631
Total segment operating income	22,566	18,003	58,769	44,817

Unallocated corporate expenses & non operating units	(3,739)	(2,471)	(12,576)	(8,245)
Proceeds from insurance claims, net	-	231	-	231
Unallocated pension expense	(2,487)	(1,087)	(4,737)	(3,262)
Income (loss) on disposal of assets	24	(4)	68	(16)
Income from continuing operations	16,364	14,672	41,524	33,525

Interest expense	(3,802)	(6,731)	(11,428)	(20,204)
Realized and unrealized loss on derivatives	(1,488)	(1,799)	(633)	(2,208)
Other (expenses) income	(1,335)	97	(1,329)	(274)
Income from continuing operations before income taxes	$9,739	$6,239	$28,134	$10,839

a)
The segment operating income of the Arlon segment for the nine months ended September 30, 2011 includes an asset impairment charge of $0.7 million to write down certain unused land located in Rancho Cucamonga, California to fair value.

b)	The operating income of the Kasco segment for the nine month period ended September 30, 2010 includes asset impairment charges of $1.6 million and restructuring charges of $0.4 million.

Note 18 – Stock-Based Compensation

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

Additionally, the Compensation Committee also approved the grant of (a) 1,000 shares of restricted stock under the 2007 Incentive Stock Plan to each director, other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock to each of the Chairman and Vice Chairman, or a total of 205,000 shares to all members of the Board of Directors.  During the second quarter, on June 17, 2011, the Company granted 1,000 shares in a restricted stock award to a newly-appointed member of the Board of Directors.  The restricted stock grants to the Company’s directors will vest on the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company, subject to the terms thereof. In the third quarter of 2011, 1,000 shares of restricted stock vested due to the resignation of a member of the Board of Directors.

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

The Company has recognized compensation expense related to the restricted shares of $0.7 million and $2.4 million for the three and nine months ended September 30, 2011, respectively. Unearned compensation expense related to restricted shares at September 30, 2011 is $2.9 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 19 – Contingencies

Legal Matters:

Arista Development LLC v. Handy & Harman Electronic Materials Corporation

In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleges that HHEM is liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  The court entered a preliminary injunction enjoining HHEM from conveying the property to anyone other than the plaintiff during the pendency of the case.  The parties have agreed to stay discovery on liability and damages while they are actively engaged in settlement discussions.  It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM to the plaintiff.  Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.

On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal’s second amended complaint alleges that HNH breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI’s pension trust and (ii) the subsequent management of SWI’s pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal’s allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011.  On September 1, 2011, the District Court granted the Company’s Motion to Dismiss in its entirety.  On September 15, 2011, Severstal filed a motion for leave to amend the second amended complaint.  The proposed amendments seek to add the WHX Pension Investment Committee, along with two of its members in their individual capacities.  On October 3, 2011, the Company filed its opposition to Severstal’s motion for leave to amend.  The decision on Severstal’s motion is pending.  The Company’s liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

 Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for up to two years to prove no groundwater impact to the Sold Parcel.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s December 28, 2007 Soil Action Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney’s fees, as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and is continuing the process of evaluating various options for its remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of September 30, 2011, over and above the $1.0 million, total investigation and remediation costs of approximately $1.9 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon.  There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the site, under the direction of the Department of Energy (“DOE”), is expected to be completed and approved by the USEPA by April 2012.  Additional financial contributions will be required by the PRP Group when it starts its work in the second quarter of 2012 following completion and approval of the DOE’s radiological remediation work.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL.   On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site.  HHEM received notice on April 13, 2011 that the MADEP initiated a routine audit of the Class A-3 RAO.  MADEP subsequently requested clarification of several items and HHEM’s Licensed Site Professional provided a response letter on July 11, 2011.  HHEM anticipates resolution of the audit process before the end of 2011.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $5.5 million accrued related to estimated environmental remediation costs as of September 30, 2011.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

Note 20 – Subsequent Events

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes and associated Warrants at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest of the Subordinated Notes, plus accrued and unpaid cash interest thereon.  The Subordinated Notes and Warrants were redeemed on a pro-rata basis among all holders thereof.  The total redemption amount paid by H&H Group was $26.4 million.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.

Since September 30, 2011, the Company has to date invested approximately $13.6 million, including brokerage commissions, in common stock of a public company.  Such investment will be accounted for under GAAP as a marketable equity security held for sale.  As such, the investment will be measured at fair market value on a quarterly basis and any unrealized holding gains or losses on the security will be excluded from earnings and included in other comprehensive income or loss on the balance sheet until realized.  The value of the investment will be reviewed for impairment periodically.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.
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

Arlon Electronic Materials. Arlon segment provides high performance materials for the printed circuit board (‘‘PCB’’) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to Original Equipment Manufacturers (‘‘OEMs’’), distributors and PCB manufacturers globally. Arlon also manufactures a line of market-leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

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

Overview

Demand for the Company’s products and services increased in 2011 as compared to 2010 resulting in 18.0% quarter-over-prior year quarter net sales growth.  The growth in net sales was due principally to higher silver prices during the third quarter of 2011 and increased units sold. Income from continuing operations increased $1.7 million to $16.4 million during the third quarter of 2011 compared to $14.7 million for the same period of 2010.  Improved income from continuing operations was principally a result of $27.1 million higher third quarter sales and the continuing benefits of the application of the HNH Business System.  The third quarter of 2011 includes an unrealized non-cash $1.7 million loss on embedded derivatives related to the Company’s subordinated notes and warrants.  The Company reduced interest expense by $2.9 million for the third quarter of 2011, and $8.8 million for the nine month period ended September 30, 2011, principally because of the debt refinancing completed in October 2010, which contributed to an increase in income from continuing operations, net of tax, of $2.4 million for the third quarter of 2011 as compared to the third quarter of 2010, and $15.1 million for the nine month period ended September 30, 2011 as compared to the same period of 2010.

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

Comparison of the Three Months Ended September 30, 2011 and 2010

The operating results for the three months ended September 30, 2011 and 2010 are summarized in the following table.

	Three Months ended
	September 30,
(in thousands)	2011	2010	Inc(decr)	% Change

Net sales	$177,989	$150,876	$27,113	18.0%
Gross profit	46,487	40,848	5,639	13.8%
Gross profit margin	26.1%	27.1%	-1.0%
Selling, general and administrative expenses	27,636	25,089	2,547	10.2%
Pension expense	2,487	1,087	1,400	128.7%
Income from continuing operations	16,364	14,672	1,692	11.5%
Other:
Interest expense	3,802	6,731	(2,929)	-43.5%
Realized and unrealized loss on derivatives	1,488	1,799	(311)
Other expense (income)	1,335	(97)	1,432
Income from continuing operations before tax	9,739	6,239	3,500	56.1%
Tax provision	1,921	844	1,077
Income from continuing operations, net of tax	$7,818	$5,395	$2,423	44.9%

Net sales for the three months ended September 30, 2011 increased by $27.1 million, or 18.0%, to $178.0 million, as compared to $150.9 million for the three months ended September 30, 2010.  The higher sales for the three months ended September 30, 2011 were driven by both higher demand for our products, and the impact of higher silver prices, which accounted for $14.8 million of the increase in sales for the three months ended September 30, 2011.

Gross profit for the three months ended September 30, 2011 increased to $46.5 million as compared to $40.8 million for the same period of 2010. Gross profit margin for the three months ended September 30, 2011 was 1.0% lower compared to the same period of 2010, primarily due to increased sales of lower-margin private label roofing fasteners in the third quarter of 2011 as compared to the third quarter of 2010.  Also, the Arlon segment increased production in the U.S. at lower margins to satisfy customer demand while increasing its manufacturing capacity in China.

Selling, general & administrative (“SG&A”) expenses were $2.5 million higher for the three months ended September 30, 2011 compared to the same period of 2010, reflecting higher variable costs and non-cash restricted stock expense of $0.7 million during the third quarter of 2011.  SG&A as a percentage of net sales was 1.1% lower for the three months ended September 30, 2011 as compared to the same period of 2010.

Non-cash pension expense was $2.5 million for the three months ended September 30, 2011, which was $1.4 million higher compared to the three months ended September 30, 2010, due to higher actuarial loss amortization.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect non-cash pension expense to be approximately $6.4 million in 2011, as compared to $4.3 million in 2010.

Income from continuing operations was $16.4 million for the three months ended September 30, 2011 as compared to $14.7 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in most of the Company’s segments, partially offset by higher non-cash pension expense.

Interest expense was $3.8 million for the three months ended September 30, 2011, compared to $6.7 million for the three months ended September 30, 2010.  The decrease was primarily due to lower interest rates as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Realized and unrealized loss on derivatives totaled $1.5 million for the three months ended September 30, 2011 compared to a loss of $1.8 million in the same period of 2010. The loss of $1.5 million included a $0.1 million gain attributable to precious metal contracts and a $1.6 million unrealized loss attributable to embedded derivative features of the Company’s Subordinated Notes and Warrants. The $1.8 million loss in 2010 was all related to precious metal contracts. Based on the average daily amount of ounces of silver that H&H hedged during the nine month period of 2011, a change of $1.00 per troy ounce of silver would increase or decrease the derivative loss by $0.3 million. The market price of silver on September 30, 2011 was $30.07 per troy ounce.

In addition, the Company’s Subordinated Notes that were issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and an embedded derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. Interest rates and the market price of HNH’s stock are significant factors that influence the valuation of the derivative liability. During the third quarter of 2011, there was a decrease in HNH’s stock price from $15.39 on June 30, 2011 to $10.09 on September 30, 2011 which reduced the fair value of the Warrants.  This is because a reduction in HNH’s stock price results in a decrease in market value of the Company’s equity and therefore raises its debt to equity and leverage ratios, which is associated with higher risk for the market participants/bond holders and a lower fair value of the Warrants. However, this effect was offset by a decline in the fair value of the call premium asset which was driven by a reduced probability that the bonds would be called because of a contractual increase in the call premium after October 14, 2011.  For the three months ended September 30, 2011, a mark-to-market unrealized loss of $1.6 million was recorded, increasing the fair value of the derivative liability to $3.9 million as of September 30, 2011.

Other expenses were $1.4 million higher in the three months ended September 30, 2011 compared to the same period of 2010, primarily due to non-recurring costs that totaled $1.2 million.  These costs primarily related to potential refinancing of the Company’s debt that management has elected not to complete at this time, as well as non-recurring costs to demolish a plant building at one of the Company’s inactive locations to increase the market value of the land.

For the three months ended September 30, 2011, a tax expense of $1.9 million from continuing operations was recorded, principally for state and foreign income taxes, compared to $0.8 million tax expense for the same period of 2010.  No significant federal income tax provision has been recognized in any period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

During the third quarter of 2011, the Company sold the stock of Eurokasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pre-tax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco. As a result of the sale, the Company recorded a loss, net of tax, of $0.6 million, which is included in the loss from sale of discontinued operations reported for the third quarter.  Kasco-France has been included as a discontinued operation on a retroactive basis for all of the year-to-date period of 2011, and for the comparable periods of 2010.  The discontinued operations had aggregate income of $0.6 million from their operations for the three months ended September 30, 2010.

Net income for the three months ended September 30, 2011 was $7.0 million, or $0.55 per share, compared to $6.0 million, or $0.49 per share, for the three months ended September 30, 2010.

Statement of operations data:	Three Months Ended
(in thousands)	September 30,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$51,791	$32,721	$19,070	58.3%
Tubing	25,188	24,580	608	2.5%
Engineered Materials	69,170	62,833	6,337	10.1%
Arlon Electronic Materials	18,800	18,665	135	0.7%
Kasco	13,040	12,077	963	8.0%
Total net sales	$177,989	$150,876	$27,113	18.0%

Segment operating income:
Precious Metal	7,180	3,469	3,711	107.0%
Tubing	3,798	3,955	(157)	-4.0%
Engineered Materials	8,761	7,737	1,024	13.2%
Arlon Electronic Materials	1,802	2,060	(258)	-12.5%
Kasco	1,025	782	243	31.1%
Total segment operating income	$22,566	$18,003	$4,563	25.3%

The comments that follow compare revenues and operating income by segment for the three months ended September 30, 2011 and 2010.

Precious Metal

The Precious Metal segment net sales increased by $19.1 million, or 58.3%, to $51.8 million for the three months ended September 30, 2011, as compared to $32.7 million in 2010.  The increased sales were primarily driven by an increase of approximately $20.00 per troy ounce in the average market price of silver during the third quarter of 2011 as compared to the same period of 2010, and higher volume. The increase in silver price accounted for $14.8 million in higher sales.

Segment operating income increased by $3.7 million from $3.5 million during the third quarter of 2010 to $7.2 million for the same period in 2011.  The increase was primarily driven by higher sales which resulted from both increased silver prices and additional units sold.

Tubing

For the three months ended September 30, 2011, the Tubing segment sales increased by $0.6 million, or 2.5%, to $25.2 million, as compared to $24.6 million during the same period of 2010.  The increase was attributable to higher sales from the markets served by the Stainless Steel Tubing Group, which were partially offset by lower sales from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income decreased by $0.2 million to $3.8 million for the three months ended September 30, 2011, as compared to $4.0 million for the same period in 2010.  Improved operating income from the Stainless Steel Tubing Group was offset by weakness in sales and gross margin from the refrigeration market served by the Specialty Tubing Group.

Engineered Materials

The Engineered Materials segment sales for the three months ended September 30, 2011 increased by $6.3 million, or 10.1%, to $69.1 million, as compared to $62.8 million during the same period in 2010. The incremental sales were driven by higher volume of commercial roofing products and fasteners, gas and electrical connectors, partially offset by lower sales of electro-galvanized steel products as a result of weak residential construction.

Segment operating income increased by $1.0 million to $8.7 million for the three months ended September 30, 2011, as compared to $7.7 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the three months ended September 30, 2011 was lower compared to the three months ended September 30, 2010, primarily due to increased sales of lower-margin private label roofing fasteners in the third quarter of 2011 as compared to the third quarter of 2010.

Arlon Electronic Materials

Arlon sales were $18.8 million for the three months ended September 30, 2011, which was relatively flat compared to $18.7 million for the same period of 2010.   Higher sales from flex heater and coil insulation products for the general industrial market were partially offset by lower sales of printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income decreased by $0.3 million to $1.8 million for the three months ended September 30, 2011, as compared to $2.1 million for the same period of 2010.  The decrease in operating income was principally the result of lower gross profit margin.  Arlon’s gross profit margin was 1.6% lower during the third quarter of 2011 as compared to 2010 primarily due to capacity constraints at its China manufacturing facility.  In order to satisfy customer demand while increasing its manufacturing capacity in China, Arlon increased production in the U.S. at lower margins.

Kasco

Kasco segment sales improved by $1.0 million, or 8.0%, for the three months ended September 30, 2011 from $12.0 million during the third quarter of 2010 to $13.0 million during the same period of 2011. The sales improvements were partially from its route business in the United States, as well as additional sales in Europe.

Operating income for the Kasco segment improved by $0.2 million, to $1.0 million for the third quarter of 2011, as compared to an operating income of $0.8 million for the same period of 2010. Gross profit margin improved during the third quarter of 2011 compared to the same period of 2010 primarily due to cost savings generated by relocating the production facility from Atlanta, Georgia to Mexico.

Comparison of the Nine Months Ended September 30, 2011 and 2010

The operating results for the nine months ended September 30, 2011 and 2010 are summarized in the following table.

	Nine Months Ended
	September 30,
(in thousands)	2011	2010	Inc(decr)	% Change

Net sales	$518,770	$433,985	$84,785	19.5%
Gross profit	133,386	115,361	18,025	15.6%
Gross profit margin	25.7%	26.6%	-0.9%
Selling, general and administrative expenses	86,425	76,992	9,433	12.3%
Pension expense	4,737	3,262	1,475	45.2%
Other operating expenses	700	1,582	(882)	-55.8%
Income from continuing operations	41,524	33,525	7,999	23.9%
Other:
Interest expense	11,428	20,204	(8,776)	-43.4%
Realized and unrealized loss on derivatives	633	2,208	(1,575)
Other expense	1,329	274	1,055
Income from continuing operations before tax	28,134	10,839	17,295	159.6%
Tax provision	4,455	2,244	2,211
Income from continuing operations, net of tax	$23,679	$8,595	$15,084	175.5%

Net sales for the nine months ended September 30, 2011 increased by $84.8 million, or 19.5%, to $518.8 million, as compared to $434.0 million for the nine months ended September 30, 2010.  The higher sales during the nine months of 2011 were driven by both higher demand for our products, and the impact of higher silver prices, which accounted for $42.0 million of the increase for the nine months ended September 30, 2011.

Gross profit for the nine months ended September 30, 2011 increased to $133.4 million, as compared to $115.4 million for the same period of 2010.  Gross profit margin for the nine months ended September 30, 2011 was 0.9% lower compared to the same period of 2010.  The lower gross margin was primarily due to higher silver costs from the Precious Metal segment. Since the cost of silver is passed-through to the customer principally at cost plus a value-added services fee, higher silver prices generally result in a moderation or, at times, a reduction in the segment’s gross profit margin.

SG&A expenses were $9.4 million higher for the nine months ended September 30, 2011 compared to the same period of 2010, reflecting higher variable costs and non-cash restricted stock expense of $2.4 million during the first nine months of 2011.  SG&A as a percentage of net sales was 1.0% lower for the nine months ended September 30, 2011 as compared to the same period of 2010.

Non-cash pension expense was $4.7 million for the nine months ended September 30, 2011, which was $1.5 million higher compared to the nine months ended September 30, 2010, due to higher actuarial loss amortization.

Other operating expenses on the table above consist of non-cash asset impairment charges.  A non-cash asset impairment charge of $0.7 million was recorded for the nine months ended September 30, 2011.  The non-cash asset impairment charge was related to unused land owned by the Company’s Arlon segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million in the second quarter of 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Income from continuing operations was $41.5 million for the nine months ended September 30, 2011 as compared to $33.5 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in all of the Company’s segments along with lower asset impairment charges, but partially offset by higher non-cash pension expense compared to the same period of 2010.

Interest expense was $11.4 million for the nine months ended September 30, 2011, compared to $20.2 million for the nine months ended September 30, 2010.  The decrease of $8.8 million was primarily due to lower interest rates as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Realized and unrealized loss on derivatives totaled $0.6 million for the nine months ended September 30, 2011, compared to a loss of $2.2 million in the same period of 2010. Of such amount in 2011, a $1.2 million realized loss was attributable to precious metal contracts and a $0.6 million gain was attributable to embedded derivative features of the Company’s Subordinated Notes and warrants. The $2.2 million loss in 2010 was all attributable to precious metal contracts. The lower loss on precious metal contracts was primarily the result of less ounces of precious metals under derivative contracts during the nine months of 2010 as compared to the same period of 2011.

For the nine months ended September 30, 2011, a tax expense of $4.5 million from continuing operations was recorded, principally for state and foreign income taxes, compared to $2.2 million for the same period of 2010.  No significant federal income tax provision has been recognized in either period due to the effect of the Company’s deferred tax valuation allowance, which reflects the uncertainty of realizing the benefit of the Company’s net operating loss carryforwards (“NOLs”) in the future. The Company has recorded a deferred tax valuation allowance to the extent that it believes that it is more likely than not that the benefits of its deferred tax assets, including those relating to its NOLs, will not be fully realized in future periods.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s First Lien Revolver.  Additional escrow funds of $2.5 million will be received by the Company during the second quarter of 2012.  A pretax gain on the sale of these assets of $11.5 million was recorded for the nine months ended September 30, 2011.

On March 25, 2011, Arlon LLC and its subsidiaries sold all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded proceeds of $2.3 million and a pretax loss of $5.0 million on the sale of these assets in the first quarter of 2011. The net proceeds from these asset sales were used to repay indebtedness under the Company’s First Lien Revolver.  Additional escrow funds of $0.5 million will be received by the Company during the second quarter of 2012.

The businesses described in the previous two paragraphs formerly comprised the Arlon CM segment.

During the third quarter of 2011, the Company sold the stock of Kasco-France, a part of its Kasco segment, to Kasco-France’s former management team for a price of one Euro plus 25% of any pre-tax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco. As a result of the sale, the Company recorded a loss, net of tax, of $0.6 million, which is included in the loss from sale of discontinued operations reported for the third quarter.  Kasco-France has been included as a discontinued operation on a retroactive basis for the year-to-date period of 2011, and for the comparable period of 2010.

The results of the Arlon CM segment and Kasco-France, for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $4.9 million for the nine months ended September 30, 2011, which included a gain, net of tax, of $6.0 million as a result of the sale of the California and Texas operations of Arlon CM and Kasco-France. The discontinued operations had aggregate income of $1.0 million from their operation for the nine months ended September 30, 2010.

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

Other expenses were $1.0 million higher in the nine months ended September 30, 2011 compared to the same period of 2010, primarily due to non-recurring costs related to potential refinancings of the Company’s debt that management has elected not to complete at this time.  In addition, the Company incurred non-recurring costs to demolish a plant building at one of its inactive locations to increase the market value of the land.

Net income for the nine months ended September 30, 2011 was $28.6 million, or $2.28 per share, compared to $9.6 million, or $0.79 per share, for the nine months ended September 30, 2010.

Segment sales and operating income data for the nine months ended September 30, 2011 and 2010 are shown in the following table (in thousands):

Statement of operations data:	Nine Months Ended
(in thousands)	September 30,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$150,488	$95,508	$54,980	57.6%
Tubing	74,061	73,240	821	1.1%
Engineered Materials	192,732	174,088	18,644	10.7%
Arlon Electronic Materials	62,642	54,631	8,011	14.7%
Kasco	38,847	36,518	2,329	6.4%
Total net sales	$518,770	$433,985	$84,785	19.5%

Segment operating income:
Precious Metal	$17,234	$9,670	$7,564	78.2%
Tubing	11,294	10,188	1,106	10.9%
Engineered Materials	20,799	18,032	2,767	15.3%
Arlon Electronic Materials	6,385	6,296	89	1.4%
Kasco	3,057	631	2,426	384.5%
Total segment operating income	$58,769	$44,817	$13,952	31.1%

The comments that follow compare revenues and operating income by segment for the nine months ended September 30, 2011 and 2010.

Precious Metal

The Precious Metal segment net sales increased by $55.0 million, or 57.6%, to $150.5 million for the nine months ended September 30, 2011, as compared to $95.5 million in 2010.  The increased sales were primarily driven by an increase of approximately $18.00 per troy ounce in the average market price of silver during the first nine months of 2011 as compared to the same period of 2010, and higher volume. The increase in silver prices accounted for $42.0 million in higher sales.

Segment operating income increased by $7.6 million from $9.7 million during the nine months ended September 30, 2010 to $17.2 million for the same period in 2011.  The increase was primarily driven by higher sales resulting from increased silver prices and more units sold.  The Precious Metal segment gross profit margin was lower for the nine months ended September 30, 2011 as compared to the same period of 2010 primarily due to significantly higher silver prices which were partially offset by the favorable effect of the increased volume on manufacturing overhead absorption.

Tubing

The Tubing segment net sales increased by $0.8 million, or 1.1%, to $74.1 million for the nine months ended September 30, 2011, as compared to $73.2 million in 2010.  Higher sales of large coil tubes driven by the petrochemical and ship building markets serviced by the Stainless Steel Tubing Group and higher sales from the medical industry markets were partially offset by weakness from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income increased $1.1 million on higher sales, to $11.3 million for the nine months ended September 30, 2011, as compared to $10.2 million for the same period in 2010.  Gross profit margin for the nine months ended September 30, 2011 improved 2.0%, driven by more profitable product mix, favorable manufacturing overhead absorption, and improved efficiency. The Specialty Tubing Group also recorded certain non-recurring charges totaling approximately $1.2 million in the nine month period ended September 30, 2011.

Engineered Materials

The Engineered Materials segment sales for the nine months ended September 30, 2011 increased by $18.6 million, or 10.7%, to $192.7 million, as compared to $174.1 million during the same period in 2010. The incremental sales were driven by higher volume of commercial roofing products and fasteners.

Segment operating income increased by $2.8 million to $20.8 million for the nine months ended September 30, 2011, as compared to $18.0 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the nine months ended September 30, 2011 was lower compared to the nine months ended September 30, 2010, primarily due to increased sales of lower-margin private label roofing fasteners in the 2011 period as compared to the same nine month period of 2010.

Arlon

Arlon segment sales increased by $8.0 million, or 14.7%, to $62.6 million, for the nine months ended September 30, 2011, as compared to $54.6 million for the same period of 2010. The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market.

Segment operating income was $6.4 million for the nine months ended September 30, 2011 compared to $6.3 million in the prior year.  Slightly higher operating income compared to the same period of 2010 was primarily driven by higher sales volume which was partially offset by lower gross profit margin. Arlon’s gross profit margin was 1.1% lower for the nine months ended September 30, 2011 as compared to 2010 primarily due to capacity constraints at its China manufacturing facility.  In order to satisfy customer demand while increasing its manufacturing capacity in China, Arlon increased production in the U.S. at lower margins.  In addition, the Arlon segment recorded a non-cash asset impairment charge of $0.7 million during the first quarter of 2011 related to certain unused land it owns in Rancho Cucamonga, California.

Kasco

Kasco segment sales increased by $2.3 million, or 6.4%, for the nine months ended September 30, 2011, from $36.5 million during the first nine months of 2010 to $38.8 million during the same period of 2011.  The sales improvements were primarily from its route business in the United States.

Segment operating income increased by $2.4 million to $3.1 million for the nine months ended September 30, 2011, as compared to $0.6 million for the same period of 2010.   Gross profit margin improved 1.4% during the first nine months of 2011 compared to the same period of 2010 primarily due to cost savings generated by relocating the production facility from Atlanta, Georgia to Mexico.  In connection with this restructuring project, costs of $0.4 million were incurred in the nine months ended September 30, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land; building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the nine months ended September 30, 2011, $5.1 million was used in operating activities, $7.5 million was provided by investing activities, and $0.3 million was provided by financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$28,606	$9,600
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	11,863	12,427
Non-cash stock based compensation	2,369	124
Asset impairment charges	700	1,582
Accrued interest not paid in cash	491	10,219
Non cash pension expense	4,737	3,262
Unrealized (gains) losses on derivatives	(578)	359
Other	2,615	2,775
Net income after non-cash items	50,803	40,348
Discontinued operations	(10,133)	2,554
Pension payments	(12,431)	(7,625)
Working capital:
Trade and other receivables	(26,892)	(22,346)
Precious metal inventory	(2,348)	(2,873)
Inventory other than precious metal	(4,933)	(5,978)
Other current assets	(1,948)	(557)
Other current liabilities	4,359	18,045
Total working capital effect	(31,763)	(13,709)
Other items-net	(1,527)	(570)
Net cash provided by (used in) operating activities	$(5,051)	$20,998

The Company reported net income of $28.6 million for the nine months ended September 30, 2011, which included $22.2 million of non-cash expense items such as depreciation and amortization of $11.9 million, non-cash stock-based compensation of $2.4 million, non-cash pension expense of $4.7 million, and an asset impairment charge of $0.7 million. Other non-cash items included a $1.4 million reclassification of net cash settlements on precious metal contracts to investing activities and $1.7 million amortization of deferred debt issuance costs, which was partially offset by a gain on early retirement of debt of $0.8 million. Working capital used $31.8 million of cash during the nine months ended September 30, 2011, and the Company made pension plan payments of $12.4 million.  In addition, discontinued operations used $10.1 million of cash during the first nine months of 2011 ($4.0 million in operations, plus $6.1 million relating to the non-cash gain on sales of assets).  As a result, net cash used in operations was $5.1 million for the nine months ended September 30, 2011.

The Company reported net income of $9.6 million for the nine months ended September 30, 2010, non-cash items of $30.7 million included depreciation and amortization of $12.4 million, non-cash pension expense of $3.3 million, an asset impairment of $1.6 million and accrued interest expense not paid in cash of $10.2 million. Other non-cash items included a $1.8 million reclassification of net cash settlements on precious metal contracts to investing activities and $1.1 million amortization of deferred debt issuance costs. Working capital accounts used $13.7 million in the nine month period.  The Company’s discontinued operations, Arlon CM, Kasco-France, ITD and Sumco, provided cash of $2.6 million.  Pension payments of $7.6 million were made during the first nine months of 2010.  As a result, net cash provided from operations was $21.0 million for the nine months ended September 30, 2010.

Operating cash flow for the nine months ended September 30, 2011 was $26.0 million lower compared to the same period of 2010.  The decline in cash flow from operations was principally attributable to a higher use of working capital during the nine months ended September 30, 2011.  Due to the sales increase during the nine months ended September 30, 2011, accounts receivable increased $26.9 million, compared to an increase of $22.3 million for the same period of 2010.  Other current liabilities provided $4.4 million of cash for the nine months ended September 30, 2011 as compared to $18.0 million during the same period of 2010, due principally to a lesser increase in trade accounts payable in the 2011 period and higher management incentive payments,.  In addition, pension payments were $4.8 million higher in the nine months ended September 30, 2011 compared to the same period of 2010.

Investing Activities

Investing activities provided $7.5 million for the nine months ended September 30, 2011 and used $8.5 million during the same period of 2010.  Discontinued operations provided $26.5 million in the 2011 period principally as a result of the two sales of the assets of the Company’s Arlon CM segment described earlier.  The Company acquired certain assets and assumed certain liabilities of a business that among other businesses developed and manufactured hidden fastening systems for deck construction for $8.8 million during the same period.  Capital spending in the 2011 period was $9.0 million, as compared to $6.6 million in the 2010 period.  The Company paid $1.4 million related to its settlements of precious metal derivative contracts during the nine months ended September 30, 2011, as compared to $1.8 million during the 2010 period.

Financing Activities

Financing activities provided $0.3 million of cash for the nine months ended September 30, 2011.  The Company borrowed an additional $50.0 million of Second Lien Term Loans from Ableco during the third quarter of 2011 and decreased its borrowings under the First Lien Revolver by a net amount of $37.2 million over the nine month period. The Company paid down $10.6 million on its domestic term loans and Subordinated Notes for the nine months ended September 30, 2011, including the repurchase of $8.7 million of Subordinated Notes and associated Warrants from the holders.  The Company also paid down foreign term loans by $0.7 million during the nine month period.

Financing activities used $12.9 million of cash for the nine months ended September 30, 2010. The Company reduced its domestic term loans by paying down $6.4 million and its foreign term loans by paying down $3.0 million.  Also, the Company paid down its First Lien Revolver by a net amount of $2.7 million.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of September 30, 2011, H&H’s customer metal consisted of 210,239 ounces of silver, 719 ounces of gold, and 1,391 ounces of palladium.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s current assets totaled $183.0 million and its current liabilities totaled $143.8 million.  Therefore, its working capital was $39.2 million, as compared to working capital of $15.3 million as of December 31, 2010.

On September 12, 2011, H&H Group entered into an Amended and Restated Loan and Security Agreement (the “Ableco Refinancing”) with Ableco, L.L.C., one of its existing lenders, to increase the size of the total term loan thereunder from $25.0 million to up to $75.0 million (the “Ableco Facility”) and to amend certain covenants.  The Ableco Facility now provides for three separate term loans (“Second Lien Term Loans”) at a maximum value of $25.0 million per Second Lien Term Loan.  The first and second Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%.  The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.   In September, an additional $50.0 million was borrowed under the Ableco Facility, making the outstanding total of the Second Lien Term Loans $75.0 million.  All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013.

In connection with the Ableco Refinancing on September 12, 2011, H&H Group amended and restated the Loan and Security Agreement (the “Wells Fargo Facility”) dated October 15, 2010, as amended, by and between H&H Group, together with certain of its subsidiaries, and Wells Fargo Bank, National Association, as administrative agent for the lenders thereunder.  The Wells Fargo Facility was amended to, among other things, permit the modification of the Ableco Facility, amend certain covenants and extend the maturity date of the Wells Fargo Facility to July 1, 2013.

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding 10% subordinated secured notes due 2017 (the “Subordinated Notes”) on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes are not detachable from warrants to purchase the Company’s common stock, exercisable beginning October 14, 2013 (the “Warrants”), that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.”

Since September 30, 2011, the Company has to date invested approximately $13.6 million, including brokerage commissions, in common stock of a public company (see Note 20 to Consolidated Financial Statements - “Subsequent Events”).

For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities restrict H&H Group’s ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate (a portion of which has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities.  H&H Group’s credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The Company expects to have required minimum contributions to the WHX Pension Plan of $2.9 million in the fourth quarter of 2011 and $19.2 million in 2012.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of September 30, 2011, HNH and its subsidiaries that are not restricted by loan agreements or otherwise from transferring funds to HNH had cash of approximately $2.6 million and current liabilities of approximately $25.3 million. Such current liabilities included $18.2 million of estimated required contributions to the WHX Pension Plan, which HNH is permitted to borrow from H&H Group pursuant to its credit facilities, subject to the satisfaction of certain conditions, and $5.5 million payable to a broker for an equity investment purchased but not yet settled, which was funded in October 2011 from declared dividends from H&H Group to HNH.

The ability of H&H Group to draw on its revolving line of credit under the Wells Fargo Facility (the “First Lien Revolver”) is limited by its borrowing base of accounts receivable and inventory. As of September 30, 2011, the Company’s availability under the First Lien Revolver was $85.0 million.  This amount was relatively high due to the additional $50.0 million of Second Lien Term Loans borrowed from Ableco in September 2011, which were used to pay down the First Lien Revolver, thereby increasing availability.  The Company subsequently redeemed Subordinated Notes and associated Warrants in October 2011 for $26.4 million.  As of October 31, 2011, the Company’s availability under the First Lien Revolver was approximately $53.0 million.  There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries do not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements.  If H&H Group does not meet certain of its financial covenants or satisfy the borrowing base criteria in its credit facilities, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions (see Note 6 to Consolidated Financial Statements - “Acquisition”), (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (see Note 5 to Consolidated Financial Statements - “Discontinued Operations”) and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

Management believes that the Company will be able to meet its cash requirements to fund its activities in the ordinary course of business for at least the next twelve months. However, that ability is dependent, in part, on the Company’s continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company’s credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company’s planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2011, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 19 “Contingencies-Legal Matters”, of this report.

ITEM 6.   Exhibits

*
Exhibit 4.1 Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 4.2 Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

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

**	Exhibit 101.INS XBRL Instance Document

**	Exhibit 101.SCH XBRL Taxonomy Extension Schema

**	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

**	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

**	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

**	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished with this Form 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

November 10, 2011

Exhibits

*
Exhibit 4.1 Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 4.2 Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

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

**	Exhibit 101.INS XBRL Instance Document

**	Exhibit 101.SCH XBRL Taxonomy Extension Schema

**	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

**	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

**	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

**	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished with this Form 10Q