Form 10-Q/A
period 2011-09-30
HANDY & HARMAN LTD.
filed 2011-11-14
CIK 106618

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Handy & Harman Ltd.’s Quarterly Report on Form 10−Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 10, 2011 (the “Form 10−Q”), is solely to furnish revised XBRL (eXtensible Business Reporting Language) documents in Exhibit 101 to the Form 10−Q.

No other changes have been made to the Form 10−Q. This Amendment No. 1 to the Form 10−Q speaks as of the original filing date of the Form 10−Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10−Q.

Pursuant to Rule 406T of Regulation S−T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.   Exhibits

*
Exhibit 4.1. Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among Handy & Harman Group Ltd. (“H&H Group”), certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 4.2. Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

*
Exhibit 31.1. Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*
Exhibit 31.2. Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

* Filed with the Form 10-Q on November 10, 2011.
** Furnished with this Form 10Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

November 14, 2011

Exhibits

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase