Form 10-K
period 2011-12-31
HANDY & HARMAN LTD.
filed 2012-03-15
CIK 106618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

OR

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 1-2394

HANDY & HARMAN LTD.

(formerly known as WHX Corporation)

(Exact name of registrant as specified in its charter)

DELAWARE (State of Incorporation)	13-3768097 (IRS Employer Identification No.)

1133 Westchester Avenue, Suite N222
White Plains, New York	10604 (Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code: 914-461-1300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2011 totaled approximately $88.8 million based on the then-closing stock price.

On March 9, 2012, there were 12,646,498 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

Page | 0

HANDY & HARMAN LTD.

FORM 10-K

December 31, 2011

Page | 1

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

Products and Product Mix

Precious Metal Segment

Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ‘‘value added’’ of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company’s hedging and pricing models.  We believe that the business unit that comprises our Precious Metal segment is the North American market leader in many of the markets that it serves.

Tubing Segment

The Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world’s longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Engineered Materials Segment

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping;  plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications, and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.

Page | 2

Arlon Electronic Materials Segment

Arlon Electronic Materials segment (“Arlon”) provides high performance materials for the printed circuit board (‘‘PCB’’) industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to Original Equipment Manufacturers (‘‘OEMs’’), distributors and PCB manufacturers globally. Arlon also manufactures a line of market-leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco Blades and Route Repair Services Segment

Kasco Blades and Route Repair Services (“Kasco”) provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Business Strategy

Our business strategy is to enhance the growth and profitability of the business units of HNH and to build upon their strengths through internal growth and strategic acquisitions. We expect HNH to continue to focus on high margin products and innovative technology. We also will continue to evaluate, from time to time, the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste coupled with the tools targeted at variation reduction.

Customers

HNH is diversified across industrial markets and customers.  HNH sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace, military electronics, medical, telecommunications, automotive, railroad, and the food industry.

No customer accounted for more than 5% of consolidated sales in 2011 or 2010.  However, the Company’s 15 largest customers accounted for approximately 27% of consolidated HNH net sales.

Foreign Revenue

The following table presents foreign revenue for the years ended December 31.

(in thousands)
	Revenue
	2011	2010

United States	$ 589,836	$ 514,992
Foreign	74,181	53,220
	$ 664,017	$ 568,212

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Page | 3

Raw Materials

Besides precious metals, the raw materials used in the operations of the Precious Metal, Tubing, Engineered Materials, and Kasco segments consist principally of stainless, galvanized, and carbon steel, nickel alloys, a variety of high-performance alloys, and various plastic compositions.  HNH purchases all such raw materials at open market prices from domestic and foreign suppliers.  HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials.  Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies.  The raw materials used by HNH in its non-precious metal segments are generally readily available from more than one source.

The essential raw materials used in the Arlon segment are silicone rubber, fiberglass cloths, non-woven glass mats, pigments, copper foils, various plastic films, special release liners, various solvents, Teflon™ or PTFE dispersion, skive PTFE film,  polyimide resin, epoxy resins, other thermoset resins, ceramic fillers, as well as various chemicals.  Generally, these materials are each available from several qualified suppliers.  There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature.  Other raw materials are purchased from a single approved vendor on a “sole source” basis, although alternative sources could be developed in the future if necessary.  However, the qualification procedure for new suppliers can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable.  Current suppliers are located in the United States, Asia, and Europe.

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs.  Accordingly, HNH’s segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced, and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations.  HNH’s capital expenditures for 2011 and 2010 for continuing operations were $13.4 million and $10.6 million, respectively.  HNH anticipates funding its capital expenditures in 2012 from funds generated by operations and borrowed funds.  HNH anticipates its capital expenditures to be in the range between $18 and $26 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities.  A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2011, the Company employed 1,621 employees worldwide.  Of these employees, 326 were sales employees, 478 were office employees, 155 were covered by collective bargaining agreements, and 662 were non-union operating employees.

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

Page | 4

Sales Channels

HNH distributes products to customers through Company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, and the Far East and several other international markets.

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold.  In addition, the Company owns a number of US and foreign mechanical patents related to certain of its products, as well as a number of design patents.  The Company does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses.  The Company’s patents have remaining durations ranging from less-than-one year to 17 years, with expiration dates occurring in 2012 through 2029.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2012. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies.  Please see Item 1A  “Risk Factors–We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying with Environmental Laws.”.

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

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition

HNH Group’s debt facility contains covenants that limit HNH’s access to cash.  If HNH is unable to access funds generated by its subsidiaries, it may not be able to meet its financial obligations or to engage in certain transactions.

Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations.  Failure by one or more of those subsidiaries to generate sufficient cash flow and meet the requirements of H&H Group’s credit facilities could have a material adverse effect on HNH’s business, financial condition and results of operations.  Due to covenant restrictions in H&H Group’s credit facilities, HNH’s sources of cash have been limited as described below.

Page | 5

HNH, the parent company’s, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions.  H&H Group’s credit facilities restrict H&H Group’s ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate of which $15.4 million remained available as of December 31, 2011. These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities.  H&H Group’s credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2011, HNH, the parent company, had cash of approximately $1.6 million and current liabilities of approximately $1.7 million.  HNH, the parent company, held an equity investment in a public company with a  cost of $18.0 million and a market value of $25.9 million as of December 31, 2011, and as of March 5, 2012, HNH has invested an additional amount of $3.6 million in common stock of this public company.

H&H Group’s debt facility contains financial covenants and other covenants that could limit H&H Group’s access to its lines of credit, which could have a negative impact on liquidity.

The Company’s debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH. The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2011, H&H Group’s availability under its U.S. revolving credit facilities was $40.4 million, and as of January 31, 2012, it was approximately $44.0 million.

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

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

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

Page | 6

We Sponsor a Defined Benefit Pension Plan Which Could Subject Us to Substantial Cash Funding Requirements in the Future.

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $186.2 million as of December 31, 2011 and $113.0 million as of December 31, 2010.  In addition, a reduction in interest rates has caused a change in the discount rate that is used to value the pension liability on the balance sheet. The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Risks Relating to Our Business

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

Over the past several years, the global capital and credit markets have experienced a period of unprecedented volatility.  Further disruption and volatility in credit market conditions could have a material adverse impact on our ability to refinance our existing debt when it comes due on terms similar to our current credit facilities, draw upon our existing lines of credit or incur additional debt, which may require us to seek other funding sources to meet our cash requirements.  Based on the recent financial and credit market conditions, we cannot assure you that alternative sources of financing would be available to us on terms and conditions acceptable to us, or at all.

Economic downturns could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our products and services.  A significant portion of our revenues are received from customers in automotive and construction related industries, which have experienced significant financial downturns in recent years.  These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors.  The worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flow.  We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to the tightness in the credit markets.  Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers.  Our assets may also be impaired or subject to write-down or write-off as a result of these conditions.  These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affecting our operations, financial results and liquidity.

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

Page | 7

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

The Loss of Major Customers Could Adversely Affect Our Revenues and Financial Health.

No single customer accounted for more than 5% of consolidated net sales in 2011.  However, the Company’s 15 largest customers accounted for approximately 27% of consolidated HNH net sales. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

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

We Could Incur Significant Costs, Including Remediation Costs, as a Result of Complying With Environmental Laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances.  As of December 31, 2011, we have established a reserve totaling $6.5 million with respect to certain presently estimated environmental remediation costs.  This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs.  In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards.  Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Page | 8

Our Results of Operations May Be Negatively Affected by Variations in Interest Rates.

Our credit facilities include variable rate obligations, which expose us to interest rate risks.  A one percent (1%) change in interest rates on our variable outstanding debt obligations as of December 31, 2011 would increase interest expense by approximately $0.5 million on an annual basis.

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

Litigation Could Affect Our Profitability.

The nature of our businesses expose us to various litigation matters including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings.  We contest these matters vigorously and make insurance claims where appropriate.  However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation.  Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2011, we have accrued approximately $6.5 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our Internal Controls Over Financial Reporting May Not Be Effective and Our Independent Auditors May Not Be Able to Certify as to Their Effectiveness, Which Could Have a Significant and Adverse Effect on Our Business and Reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder (“Section 404”) as of December 31, 2011.  Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting.  In the past, our management has identified ‘‘material weaknesses’’ in our internal controls over financial reporting, which we believe have been remediated.  However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel.  This could negatively impact our results of operations.

Section 404 also requires an independent registered public accounting firm to test the internal controls over financial reporting and report on the effectiveness of such controls for certain SEC registrants.  HNH became subject to the requirement for an audit of internal controls over financial reporting for the first time in 2011.  In the future, there can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting at that time.  As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change.

Page | 9

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, Our Chairman, and Certain Other Officers and Directors, Through Their Affiliation with Steel Partners Holdings GP Inc., Has the Ability to Exert Significant Influence Over Our Operations.

SPH Group Holdings LLC (“SPHG Holdings”) was the direct owner of 7,014,736 shares of the Company’s common stock, representing approximately 55.47% of the outstanding shares at December 31, 2011.  SPHG Holdings may increase its ownership position of the Company’s common stock in the future. The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. (“SP Holdings GP”).  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Chairman and Chief Executive Officer of SP Holdings GP.  Mr. Lichtenstein has investment and voting control over the shares beneficially owned by SPHG Holdings and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets.  The interests of Mr. Lichtenstein and SP Holdings GP in such matters may differ from the interests of our other stockholders in some respects.  In addition, certain other affiliates of SP Holdings GP hold positions with HNH, including Glen M. Kassan as Chief Executive Officer and Vice Chairman, John J. Quicke as Vice President, Jack L. Howard and John H. McNamara Jr., as directors, and James F. McCabe, Jr., as Senior Vice President and Chief Financial Officer.

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

Future Offerings of our Equity Securities May Result in Dilution of our Common Stock and a Reduction in the Price of our Common Stock.

We are authorized to issue 180,000,000 shares of common stock.  As of March 9, 2012, 12,646,498 shares of common stock are outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock.  As of March 5, 2012, no shares of our preferred stock were outstanding.   Pursuant to our shelf registration statement on Form S-3 as declared effective by the SEC on June 29, 2009, we may issue from time to time, at prices and on terms to be determined by market conditions at the time we make the offer, up to an aggregate of  $25,000,000 of our common stock, preferred stock or other securities, provided, however, that in the 12 calendar months prior to any issuance no more than one-third of the aggregate market value of the common stock held by non-affiliates may be offered thereunder.  Any future issuances of equity, whether pursuant to the shelf registration statement or otherwise, may be at prices below the market price of our stock, and our stockholders may suffer significant dilution.

Page | 10

Item 2.

Properties

As of December 31, 2011, the Company had 22 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, and Mexico, with a total area of approximately 1,475,000 square feet, including warehouse, office and laboratory space.  The Company also owns or leases sales, service and warehouse facilities at 8 other locations in the United States which have a total area of approximately 202,000 square feet, and owns or leases 5 non-operating locations with a total area of approximately 326,000 square feet.  Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Canfield, Ohio; Rancho Cucamonga, California; St. Louis, Missouri; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Toronto and Montreal, Canada; Coahuila and Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; and Suzhou, People’s Republic of China.  All plants are owned except for the Middlesex, Rancho Cucamonga, Montreal, Coahuila and two of the Suzhou plants, which are leased.

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

Item 3.

Legal Proceedings

Arista Development LLC v. Handy & Harman Electronic Materials Corporation

In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleged that HHEM was liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  In November 2011, the parties agreed to dismiss the litigation without prejudice in order to focus their time, energies and resources on negotiating a settlement and not further litigating the matter unless and until they conclude that settlement is not reasonably possible.  It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM associated with this matter.

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

Page | 11

 Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for up to two years to prove no groundwater impact to the Sold Parcel.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney’s fees, as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study with subsequent  evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2011, over and above the $1.0 million, total investigation and remediation costs of approximately $2.0 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon.  There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

Page | 12

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy (“DOE”), has been completed with the exception of the Final Status Survey.  Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs.  It is currently anticipated that the DOE will turn over the Superfund site towards the end of 2012, allowing for mobilization in early 2013.  Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, which as noted above, is anticipated to be towards the end of 2012.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL.   On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site.  HHEM received notice on April 13, 2011 that the MADEP initiated a routine audit of the Class A-3 RAO.  MADEP subsequently requested clarification of several items and HHEM’s Licensed Site Professional provided a response letter on July 11, 2011.  HHEM anticipates resolution of the audit process before the end of 2012.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.5 million accrued related to estimated environmental remediation costs as of December 31, 2011.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

Page | 13

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

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on the Company’s results of operations, financial position and cash flows when they are resolved in future periods.

Item 4.

Mine Safety Disclosures

Not applicable.

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

2011	HIGH	LOW
First Quarter	$ 13.85	$ 6.57
Second Quarter	$ 16.35	$ 10.82
Third Quarter	$ 18.01	$ 9.82
Fourth Quarter	$ 13.27	$ 9.21

2010	HIGH	LOW
First Quarter	$ 2.60	$ 2.02
Second Quarter	$ 4.99	$ 2.57
Third Quarter	$ 9.48	$ 3.90
Fourth Quarter	$ 13.05	$ 9.85

The number of shares of common stock issued and outstanding as of March 9, 2012 was 12,646,498. As of March 9, 2012, there were approximately 90 holders of record of common stock. As of March 9, 2012, the closing price per share of our common stock was $11.83.

Page | 14

Dividend Policy

The Company has never declared or paid any cash dividend on its common stock.  The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future.  H&H Group is restricted by the terms of its financing agreements in making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)

Equity compensation plans approved by security holders	52,300	$ 90.00	679,766
Equity compensation plans not approved by security holders	-	-	-
Total	52,300	$ 90.00	679,766

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

HNH, the parent company, manages a group of businesses on a decentralized basis.  HNH owns H&H Group, which owns H&H and Bairnco. HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”), and Kasco Blades and Route Repair Services (“Kasco”).  The Arlon Coated Materials segment has been classified as discontinued operations in the accompanying financial statements, and is not included in the table below. HNH principally operates in North America.

HNH Business System

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes and reduce and eliminate waste coupled with the tools targeted at variation reduction.

Segments

•

Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ‘‘value added’’ of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company’s hedging and pricing models.  We believe that the business unit that comprises our Precious Metal segment is the North American market leader in many of the markets that it serves.

Page | 15

•

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world’s longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

•

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications, and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.

•

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

•

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

The following table presents information about HNH’s segments. In addition to the table below, please refer to the consolidated financial statements of HNH as of and for the years ended December 31, 2011 and 2010 to which the following discussion and analysis applies.  See “Item 8- Financial Statements and Supplementary Data”.

Statement of operations data:
(in thousands)	Year Ended December 31,
	2011	2010

Net Sales:
Precious Metal	$ 190,607	$ 128,360
Tubing	97,295	94,558
Engineered Materials	242,582	221,075
Arlon Electronic Materials	81,282	75,398
Kasco	52,251	48,821
Total net sales	$ 664,017	$ 568,212

Segment operating income:
Precious Metal (a)	24,747	14,455
Tubing (b)	13,371	13,361
Engineered Materials	24,298	20,911
Arlon Electronic Materials ( c)	8,348	8,808
Kasco (d)	4,227	1,349
Total segment operating income	74,991	58,884

Unallocated corporate expenses & non operating units	(19,318)	(14,241)
Unallocated pension expense	(6,357)	(4,349)
Income (loss) on disposal of assets	50	(44)
Income from continuing operations	49,366	40,250

Interest expense	(16,268)	(26,310)
Realized and unrealized gain (loss) on derivatives	418	(5,983)
Other expense	(1,513)	(180)
Income from continuing operations before tax	$ 32,003	$ 7,777

a)

The results for the Precious Metal segment for 2011 and 2010 include gains of $1.9 million and $0.2 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

b)

Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.

c)

Segment operating income for the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write down certain unused land located in Rancho Cucamonga, California to fair value.

d)

Segment operating income for the Kasco segment for 2010 includes $0.5 million of costs related to restructuring activities and $1.6 million of asset impairment charges associated with certain real property located in Atlanta, Georgia.

Page | 17

2011 Compared to 2010

Overview

Demand for the Company’s products and services increased in 2011 as compared to 2010 resulting in 16.9% year-over-year net sales growth.  The growth in net sales was due principally to strengthening in the markets served by the Company as well as higher silver prices in 2011. Income from continuing operations before tax increased $24.2 million to $32.0 million during 2011 compared to $7.8 million for 2010.  Increased income from continuing operations before tax was principally a result of $95.8 million higher sales from all segments.  The Company reduced interest expense by $10.0 million for 2011 principally because of the debt refinancing completed in October 2010.  During the fourth quarter of 2011, the Company recorded in Income from continuing operations, net of tax, a net tax benefit of $109.0 million which was principally generated by a non-cash reversal of its deferred tax valuation allowance. The recognition of this non-cash tax benefit followed an assessment of the Company’s domestic operations and of the likelihood that the deferred tax assets will be realized. This was partially offset by the tax provision associated with the Company’s 2011 pretax income, for a net tax benefit of $104.6 million in Income from continuing operations, net of tax, for 2011.

Comparison of Twelve Months ended December 31, 2011 and 2010

The operating results for the twelve months ended December 31, 2011 and 2010 are summarized in the following table.  In addition, please refer to the consolidated financial statements of HNH as of and for the twelve months ended December 31, 2011 and 2010.

	Year Ended
	December 31,
(in thousands)	2011	2010	Inc(decr)	% Change

Net sales	$ 664,017	$ 568,212	$ 95,805	16.9%
Gross profit	171,985	151,507	20,479	13.5%
Gross profit margin	25.9%	26.7%	-0.8%
Selling, general and administrative expenses	115,562	105,265	10,297	9.8%
Pension expense	6,357	4,349	2,008	46.2%
Asset impairment charge	700	1,643	(943)	-57.4%
Income from continuing operations	49,366	40,250	9,117	22.6%
Other:
Interest expense	16,268	26,310	(10,042)	-38.2%
Realized and unrealized (gain) loss on derivatives	(418)	5,983	(6,401)
Other expense	1,513	180	1,333
Income from continuing operations before tax	32,003	7,777	24,227	311.5%
Tax provision (benefit)	(104,590)	3,276	(107,866)
Income from continuing operations, net of tax	$ 136,593	$ 4,501	$ 132,093	2935.1%

Net sales for the twelve months ended December 31, 2011 increased by $95.8 million, or 16.9%, to $664.0 million, as compared to $568.2 million for the twelve months ended December 31, 2010.  The higher sales volume from all of the Company’s segments was driven by both higher demand for our products and the impact of higher silver prices, which accounted for $46.3 million of the increase in sales for the twelve months ended December 31, 2011.

Gross profit for the twelve months ended December 31, 2011 increased to $172.0 million as compared to $151.5 million for the same period of 2010. Gross profit margin for the twelve months ended December 31, 2011 decreased to 25.9% as compared to 26.7% during the same period of 2010.  The lower gross margin was primarily due to higher silver costs incurred by the Precious Metal segment. Since the Company’s precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, higher silver prices generally result in moderation or, at times, a reduction in the Precious Metal segment’s gross profit margin.

Page | 18

SG&A expenses were $10.3 million higher for the twelve months ended December 31, 2011 compared to the same period of 2010, reflecting higher variable selling costs and non-cash restricted stock expense of $3.1 million.  SG&A as a percentage of net sales was 17.4% for the twelve months ended December 31, 2011 as compared to 18.5% for the same period of 2010.

Restructuring expenses of $0.5 million were recorded in 2010 related to a restructuring project in the Kasco segment. The restructuring costs incurred were primarily for severance and moving costs, and are included in SG&A expenses.

For the twelve months ended December 31, 2010, the Company recorded a gain of $1.3 million from insurance proceeds related to a loss from a fire that occurred at its Indiana Tube Mexico location.  The gain is included in SG&A expenses.

A non-cash pension expense of $6.4 million was recorded for 2011, compared to $4.3 million of non-cash pension expense for 2010. The non-cash pension expense in 2011 and 2010 primarily represented actuarial loss amortization.  Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan was significantly less than the assumed return rates of 8.0% and 8.5% in 2011 and 2010, respectively.  The increase in the pension expense reflects a higher amount of actuarial loss amortization in 2011 as compared to 2010.  The amortization period applied to the unrecognized actuarial gains or losses of the WHX Pension Plan is the average future service years of active participants, approximately 10 years.  We currently expect non-cash pension expense to be approximately $2.5 million in 2012.  The reduction in anticipated non-cash pension expense is principally due to a change in the amortization period for actuarial losses to reflect the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than currently being used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive.

Actuarial gains and losses affect plan assets and liabilities, and therefore, they affect the unfunded pension liability that is recorded on the Company’s balance sheet at year-end.  Such actuarial gains and losses affect both current year income, as described above and other comprehensive income for the year.  During 2011, the Company recorded a net other comprehensive loss before income taxes of $82.2 million which was comprised of a $93.0 million actuarial loss that occurred in 2011 partially offset by $10.8 million of amortization of prior year accumulated actuarial losses that were expensed through  the 2011 income statement.  During 2010, the Company recorded a net other comprehensive loss of $16.2 million which was comprised of a $25.2 million actuarial loss that occurred in 2010 partially offset by $9.0 million of amortization of prior year accumulated actuarial losses that were expensed through the 2010 income statement.    The remaining after-tax amount that is recorded on the balance sheet in accumulated comprehensive loss as of December 31, 2011 is an accumulated loss of $193.8 million that will be amortized over future years through the income statement. Any actuarial gains experienced in future years could reduce the effect of the actuarial loss amortization. The Company expects that $8.1 million of such accumulated actuarial loss will be expensed in the income statement in 2012, but the amount of any actuarial gain or loss arising in 2012 is not known at this time but will affect the comprehensive income or loss recorded in 2012.

A non-cash asset impairment charge of $0.7 million was recorded for the twelve months ended December 31, 2011.  The non-cash asset impairment charge was related to vacant land owned by the Company’s Arlon segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million in the second quarter of 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Income from continuing operations was $49.4 million for the twelve months ended December 31, 2011 as compared to $40.2 million for the same period of 2010. The higher income from continuing operations in the 2011 period was principally driven by increased sales and gross profit in all of the Company’s segments along with $0.5 million lower restructuring costs, and $0.9 million lower asset impairment charges in 2011 as compared to 2010.  Partially offsetting these items, there was a $1.3 million lower gain from insurance proceeds and $2.0 million higher non-cash pension expense in the 2011 period as compared to 2010.

Interest expense was $16.3 million for the twelve months ended December 31, 2011, compared to $26.3 million in the same period of 2010.  The decrease of $10.0 million was primarily due to lower interest rates as a result of the Company’s debt refinancing during the fourth quarter of 2010.

Page | 19

Realized and unrealized gains on derivatives were $0.4 million for 2011 compared to a $6.0 million loss in 2010. H&H utilizes precious metal forward and future contracts as derivative financial instruments to economically hedge its precious metal inventory against price fluctuations. In 2011, H&H recorded a loss of $1.2 million on these precious metal contracts, as compared to a loss of $5.6 million in 2010.  The lower loss in 2011 was primarily driven by a reduction in the amount of ounces under contract in 2011 as compared to 2010.  While decreasing the use of hedging contracts with brokers, the Company has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner.  Increases or decreases in the market price of silver could significantly affect the income from continuing operations of the Company.  If there is a material increase in silver prices, it could reasonably be expected to cause a loss on H&H’s open silver derivatives contracts.  Based on the average daily amount of ounces of silver that H&H hedged in 2011, a change of $1.00 per troy ounce of silver would increase or decrease the derivative loss by $0.2 million. The market price of silver on December 31, 2011 was $27.95.  In addition, as described below (see “Debt”), the Company’s Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH’s stock is a significant factor that influences the valuation of the derivative liability.  For the twelve months ended December 31, 2011, the Company recorded an unrealized gain of $1.7 million, as compared to an unrealized loss of $0.4 million for the approximate four month period that the Subordinated Notes were outstanding in 2010.

As of December 31, 2010, the Company had established a deferred tax valuation allowance of $116.7 million against its deferred tax assets.  The valuation allowance was recorded because the realizability of the deferred tax benefits of the Company’s net operating loss carryforwards and other deferred tax assets was not considered “more likely than not”.  In the fourth quarter of 2011, the Company changed its judgment about the realizability of its deferred tax assets.  The recognition of this non-cash tax benefit followed an assessment of the Company’s domestic operations and of the likelihood that the deferred tax assets will be realized. We considered factors such as future operating income of our subsidiaries, expected future taxable income, mix of taxable income, and available carryforward periods.  As a result, we estimated that it is more likely than not that we will be able to realize the benefit of certain deferred tax assets.  However, in certain jurisdictions, we do not consider it more likely than not that all of our state net operating loss carryforwards will be realized in future periods, and have retained a valuation allowance against those.  Because the determination of the realizability of deferred tax assets is based upon management’s judgment of future events and uncertainties, the amount of the deferred tax assets realized could be reduced if actual future income or income tax rates are lower than estimated.

In accordance with generally accepted accounting principles (“GAAP”), the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change.  Accordingly, in the fourth quarter of 2011, the Company recorded a net tax benefit in Income from continuing operations, net of tax as a result of the non-cash reversal of its deferred tax valuation allowance, which was the principal reason for recording an income tax benefit of $104.6 million for the twelve months ended December 31, 2011.

On the consolidated balance sheet as of December 31, 2011, the increase in net deferred tax assets as compared to December 31, 2010 was principally due to the reversal of the deferred tax valuation allowance, as well as the tax benefit of a 2011 net comprehensive loss recognized in Accumulated Other Comprehensive Loss on the balance sheet.

For the twelve months ended December 31, 2010, a tax expense of $3.3 million from continuing operations was recorded, principally for state and foreign income taxes.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s First Lien Revolver.  Additional escrow funds of $2.5 million are due to be received by the Company during the second quarter of 2012.  A gain on the sale of these assets of $5.1 million, net of tax, was recorded.

On March 25, 2011, Arlon LLC and its subsidiaries sold all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded proceeds of $2.3 million and a loss of $2.2 million, net of tax, on the sale of these assets.  Additional escrow funds of $0.5 million are due to be received by the Company during the second quarter of 2012.

Page | 20

The Adhesive Film Division, the Engineered Coated Products Division and the SignTech subsidiary formerly comprised the Company’s Arlon Coated Materials segment (“Arlon CM”).  The net proceeds from these asset sales were used to repay indebtedness under the Company’s First Lien Revolver.

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pre-tax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco. As a result of the sale, the Company recorded a loss, net of tax, of $0.3 million, which is included in the loss from sale of discontinued operations on the consolidated income statement.

The results of the Arlon CM segment and Kasco-France, for 2011 and 2010, along with the Indiana Tube Denmark (“ITD”) and Sumco subsidiaries in 2010 are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $2.2 million for 2011, which included a gain, net of tax, of $2.7 million as a result of the sale of the California and Texas operations of Arlon CM and Kasco-France. In 2010, discontinued operations generated net income of $0.6 million.

On March 23, 2011, a subsidiary of the Company in the Engineered Materials segment acquired certain assets and assumed certain liabilities of a business that develops and manufactures hidden fastening systems for deck construction, for approximately $8.5 million.  Based on the Company’s estimation of the fair value of the assets acquired and liabilities assumed, the Company recorded $1.8 million in goodwill.

Net income for the twelve months ended December 31, 2011 was $138.8 million, or $11.05 per share, compared to $5.1 million, or $0.42 per share, for the twelve months ended December 31, 2010.

Segment sales and operating income data for the twelve months ended December 31, 2011 and 2010 are shown in the following table (in thousands):

Statement of operations data:	Year Ended
(in thousands)	December 31,
	2011	2010	Inc(decr)	% Change

Net Sales:
Precious Metal	$ 190,607	$ 128,360	$ 62,247	48.5%
Tubing	97,295	94,558	2,737	2.9%
Engineered Materials	242,582	221,075	21,507	9.7%
Arlon Electronic Materials	81,282	75,398	5,884	7.8%
Kasco	52,251	48,821	3,430	7.0%
Total net sales	$ 664,017	$ 568,212	$ 95,805	16.9%

Segment operating income:
Precious Metal	$ 24,747	$ 14,455	$ 10,292	71.2%
Tubing	13,371	13,361	10	0.1%
Engineered Materials	24,298	20,911	3,387	16.2%
Arlon Electronic Materials	8,348	8,808	(460)	-5.2%
Kasco	4,227	1,349	2,878	213.3%
Total segment operating income	$ 74,991	$ 58,884	$ 16,107	27.4%

The comments that follow compare revenues and operating income by segment for the twelve months ended December 31, 2011 and 2010.

Page | 21

Precious Metal

The Precious Metal segment net sales increased by $62.2 million, or 48.5%, to $190.6 million for the twelve months ended December 31, 2011, as compared to $128.4 million in 2010.  The increased sales were primarily driven by higher volume in all of its served markets, particularly sales to the commercial construction and electrical markets in 2011 compared to 2010.  Higher sales were also driven by the impact of a 75.6% increase in the average market price of silver in 2011 ($35.40 per troy oz.) as compared to 2010 ($20.16 per troy oz).  The increase in silver prices accounted for $46.3 million in higher sales.

Segment operating income increased by $10.3 million from $14.4 million in 2010 to $24.7 million in 2011.  The increase was primarily driven by higher sales resulting from increased silver prices and more units sold.  The Precious Metal segment gross profit margin was 1.3% lower for the twelve months ended December 31, 2011 as compared to the same period of 2010 primarily due to significantly higher silver prices which were partially offset by the favorable effect of the increased volume on manufacturing overhead absorption.  Since the Company’s precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, higher silver prices generally result in moderation or, at times, a reduction in the Precious Metal segment’s gross profit margin.

Tubing

The Tubing segment net sales increased by $2.7 million, or 2.9%, to $97.3 million for the twelve months ended December 31, 2011, as compared to $94.6 million in 2011.  Higher sales of large coil tubes driven by the petrochemical and ship building markets serviced by the Stainless Steel Tubing Group and higher sales from the medical industry markets were partially offset by weakness from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income was $13.4 million for the twelve months ended December 31, 2011, flat compared to the same period in 2010.  The Stainless Steel Tubing Group’s operating income increased $3.3 million in 2011 from higher sales and more profitable product mix offset by lower operating income of $3.3 million from the Specialty Tubing Group. Gross profit margin for the twelve months ended December 31, 2011 improved 0.5%, driven by more profitable product mix, favorable manufacturing overhead absorption, and improved efficiency. The Specialty Tubing Group recorded certain non-recurring charges totaling approximately $1.2 million in the twelve month period ended December 31, 2011 and a $1.3 million gain on proceeds from a fire claim settlement for the twelve month period ended December 31, 2010.

Engineered Materials

The Engineered Materials segment sales for the twelve months ended December 31, 2011 increased by $21.5 million, or 9.7%, to $242.6 million, as compared to $221.1 million during the same period in 2010. The incremental sales were driven by higher volume of commercial roofing products and branded fasteners.

Segment operating income increased by $3.4 million to $24.3 million for the twelve months ended December 31, 2011, as compared to $20.9 million for the same period of 2010.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the twelve months ended December 31, 2011 was 0.3% lower compared to the twelve months ended December 31, 2010, primarily due to the mix of products sold, with higher sales of lower-margin private label roofing fasteners in 2011 as compared to 2010.

Arlon

Arlon segment sales increased by $5.9 million, or 7.8%, to $81.3 million, for the twelve months ended December 31, 2011, as compared to $75.4 million for the same period of 2010. The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market.

Segment operating income was $8.3 million for the twelve months ended December 31, 2011 compared to $8.8 million in the prior year.  Slightly lower operating income compared to the same period of 2010 was primarily driven by lower gross profit margin. Arlon’s gross profit margin was 1.5% lower for the twelve months ended December 31, 2011 as compared to 2010 primarily due to capacity constraints at its China manufacturing facility.  In order to satisfy customer demand while increasing its manufacturing capacity in China, Arlon increased production in the U.S. at lower margins.  In addition, the Arlon segment recorded a non-cash asset impairment charge of $0.7 million during the first quarter of 2011 related to certain unused land it owns in Rancho Cucamonga, California.

Page | 22

Kasco

Kasco segment sales increased by $3.4 million, or 7.0%, for the twelve months ended December 31, 2011, from $48.8 million for the twelve month ended December 31, 2010 to $52.3 million during the same period of 2011.  The sales improvements were primarily from its route business in the United States.

Segment operating income increased by $2.9 million to $4.2 million for the twelve months ended December 31, 2011, as compared to $1.3 million for the same period of 2010.   Gross profit margin improved 1.2% during the twelve month period of 2011 compared to the same period of 2010 primarily due to cost savings generated by relocating the production facility from Atlanta, Georgia to Mexico.  In connection with this restructuring project, costs of $0.5 million were incurred in the twelve months ended December 31, 2010, principally for employee compensation and moving costs.  Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta, and recorded an asset impairment charge of $1.6 million as of June 30, 2010.  The impairment represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.

Liquidity

HNH generated $21.6 million of positive cash flow from operating activities in 2011.  The Company recorded pre-tax income of $32.0 from continuing operations in 2011 and $138.8 million of net income, principally resulting from a $104.6 million non-cash income tax benefit.  The income tax benefit primarily reflected a non-recurring reversal of the Company’s deferred tax valuation allowance.  The Company reported $5.1 million of net income in 2010 and generated $44.8 million of cash from operating activities.  As of December 31, 2011, the Company had an accumulated deficit of $308.5 million and positive stockholders’ equity of $59.0 million, as compared to a stockholders’ deficit of $30.2 million as of December 31, 2010.

As of December 31, 2011, the Company’s current assets totaled $170.5 million and its current liabilities totaled $100.4 million.  Therefore, its working capital was $70.1 million, as compared to working capital of $30.2 million as of December 31, 2010.

HNH, the parent company

The Company’s debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH.  H&H Group is a corporation formed in connection with the Company’s October 15, 2010 refinancing of substantially all of its indebtedness, principally with its existing lenders or their affiliates.  H&H Group is the direct parent of H&H and Bairnco.

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

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2011, HNH, the parent company, had cash of approximately $1.6 million and current liabilities of approximately $1.7 million.  HNH, the parent company, held an equity investment in a public company with a  cost of $18.0 million and a market value of $25.9 million as of December 31, 2011, and as of March 5, 2012, HNH has invested an additional amount of $3.6 million in common stock of this public company.

Page | 23

Handy & Harman Group Ltd.

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

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding 10% subordinated secured notes due 2017 (the “Subordinated Notes”) on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes are not detachable from warrants to purchase the Company’s common stock, exercisable beginning October 15, 2013 (the “Warrants”), that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2011, H&H Group’s availability under its U.S. revolving credit facilities was $40.4 million, and as of January 31, 2012, it was approximately $44.0 million.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions (see Note 5-“Acquisition”), (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (see Note 4 - “Discontinued Operations”) and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

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

Page | 24

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the twelve months ended December 31, 2011, $21.6 million was provided by operating activities, $14.3 million was used in investing activities, and $9.2 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the twelve months ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$ 138,775	$ 5,090
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	15,847	16,379
Non-cash stock based compensation	3,146	221
Asset impairment charges	700	1,643
Accrued interest not paid in cash	2,831	11,045
Non cash pension expense	6,357	4,349
Unrealized (gains) losses on derivatives	(418)	5,571
Gain on the sale of discontinued operations before tax	(6,041)	-
Deferred taxes & other	(103,753)	2,468
Net income after non-cash items	57,444	46,766
Discontinued operations	(1,854)	4,042
Pension payments	(15,235)	(9,745)
Working capital:
Trade and other receivables	(9,844)	(8,139)
Precious metal inventory	1,011	(608)
Inventory other than precious metal	(1,621)	(3,145)
Other current assets	(548)	(1,390)
Other current liabilities	(5,474)	16,603
Total working capital effect	(16,476)	3,321
Other items-net	(2,325)	414
Net cash provided by operating activities	$ 21,554	$ 44,798

The Company reported net income of $138.8 million for 2011, which included a noncash benefit from the reversal of its deferred tax asset valuation allowance, resulting in a net income tax benefit of $104.6 million for the year. Also included in net income were $22.4 million of other net non-cash expense items including a $6.0 million pre-tax gain on the sale of assets related to discontinued operations.  Net income without the non-cash items provided $57.4 million of cash. Working capital used $16.5 million cash during 2011, the Company made $15.2 million of required pension plan payments, and used $1.9 million in discontinued operations.  As a result, net cash provided by operations was $21.6 million for 2011.

The Company reported net income of $5.1 million for 2010, which included $41.7 million of non-cash expense items. Working capital generated $3.3 million cash during 2010.  In addition, discontinued operations provided $4.0 million cash during 2010, net of a non-cash asset impairment charge of $1.3 million. This was partially offset by net cash used for required pension plan payments totaling $9.7 million.  As a result, net cash provided by operations was $44.8 million for the twelve months ended December 31, 2010.

Page | 25

Net cash from operating activities for 2011 was $23.2 million lower compared to 2010.  The decline in net cash from operating activities was principally attributable to a higher use of working capital in 2011.  The Company’s contributions to the WHX Pension Plan in 2011 were $5.5 million higher than 2010. Accounts receivable and inventory used comparable amounts of cash in both 2011 and 2010 while current liabilities used $5.5 million in 2011 as compared to providing $16.6 million in 2010.  This $22.1 million increase in cash used for current liabilities in 2011 consisted principally of the following: a) accounts payable and accrued expenses used $9.6 million more cash in 2011 than in 2010, principally due to the higher level of sales activity in 2011, and b) management incentive awards used $9.0 million more cash in 2011 for awards earned in 2010 as compared to less significant management incentive awards earned in 2009 and paid in 2010.

Investing Activities

Investing activities used $14.3 million for the twelve months ended December 31, 2011 and used $14.4 million during the same period of 2010.  Discontinued operations provided $26.5 million in the 2011 period principally as a result of the two sales of the assets of the Company’s Arlon CM segment described earlier.  Capital spending in the 2011 period was $13.4 million, as compared to $10.6 million in the 2010 period.  The Company acquired certain assets and assumed certain liabilities of a business that among other businesses developed and manufactured hidden fastening systems for deck construction for $8.5 million during the year of 2011.  The Company paid $1.0 million related to its settlements of precious metal derivative contracts during the twelve months ended December 31, 2011, as compared to $5.6 million during the 2010 period.  In 2011, the Company invested approximately $18.0 million, including brokerage commissions, in common stock of a public company.

Financing Activities

Financing activities used $9.2 million of cash for the twelve months ended December 31, 2011.  The Company borrowed an additional $50.0 million of Second Lien Term Loans from Ableco during the third quarter of 2011 and decreased its borrowings under the First Lien Revolver by a net amount of $18.8 million over the twelve month period. The Company paid down $39.5 million on its domestic term loans and Subordinated Notes for the twelve months ended December 31, 2011, including the repurchase of $35.1 million of Subordinated Notes and associated Warrants from the holders.  The Company also paid down foreign term loans by $0.7 million and paid $1.5 million of financing fees during the twelve month period.  In addition, during the fourth quarter of 2011, the Company entered into a sale and leaseback agreement with a bank to finance certain plant equipment and received $1.2 million upon sale of the equipment as of December 31, 2011.  The lease agreement was recorded as a capital lease.

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

Debt

Credit Facilities

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

Under the terms of the Wells Fargo Facility, if excess availability falls below $25.0 million (a “Cash Dominion Event”), all cash receipts will be swept daily to reduce borrowings outstanding under the credit facility. The Cash Dominion Event will conclude if the Company maintains excess availability in excess of $25 million for a 30 day period following such an event.  A Cash Dominion Event will be deemed permanent if the Company triggers three Cash Dominion Events within a consecutive 12 month period or six events within the term of the Wells Fargo Facility. As of December 31, 2011, H&H Group’s availability under its U.S. revolving credit facilities was $40.4 million.

Page | 26

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at December 31, 2011), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at December 31, 2011).  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of December 31, 2011, the First Lien Term Loan bore interest at a weighted average interest rate of 3.55% and the First Lien Revolver bore interest at a weighted average interest rate of 3.15%.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Ableco Facility

On September 12, 2011, H&H Group refinanced the Ableco Facility to increase the size of the total term loan thereunder from $25.0 million to up to $75.0 million and to amend certain covenants.  The Ableco Facility now provides for three separate Second Lien Term Loans at a maximum value of $25.0 million per Second Lien Term Loan.  The first and second Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%.  The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  In September, an additional $50.0 million was borrowed under the Ableco Facility, making the outstanding total of the Second Lien Term Loans $75.0 million.  All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013.

Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Covenants

The Wells Fargo Facility and the Ableco Facility each has a cross-default provision.  If H&H Group is deemed in default of one agreement, then it is in default of the other.

The Wells Fargo Facility and the Ableco Facility both contain covenants requiring minimum Trailing Twelve Months (“TTM”) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $45 million. H&H Group is required to maintain TTM EBITDA of $45 million under the Wells Fargo Facility until it is paid in full.  As of June 30, 2012, the covenant under the Ableco Facility adjusts to $49.0 million TTM EBITDA.

The Wells Fargo Facility and the Ableco Facility each contain a minimum TTM Fixed Charge Coverage Ratio of 1:1 which requires that Fixed Charges, as defined in the agreements, are at least equal to TTM EBITDA at the measurement date.

The Ableco Facility contains a maximum TTM Senior Leverage Ratio covenant which represents the ratio of senior debt to TTM EBITDA.  The ratio declines by 5/100ths each quarter: December 2010, 2.95; March 2011, 2.90; June 2011, 2.85; September 2011, 2.80; December 2011, 2.75 and March 2012, 2.70.  H&H Group is required to maintain a maximum TTM Senior Leverage Ratio covenant following the Ableco Facility schedule until such time as the Ableco Facility is paid in full.

The Wells Fargo Facility and the Ableco Facility each allow a maximum of $23 million for capital expenditures over the preceding four quarter period.

The Company is in compliance with all of the debt covenants at December 31, 2011.

Page | 27

Subordinated Notes and Warrants

In addition, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010, the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 15, 2013.

All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017.  All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group’s subsidiaries and are secured by substantially all of their assets.  The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group’s option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”).  If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

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

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply the event that the Wells Fargo Facility and the Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.  The Company is in compliance with all of the debt covenants at December 31, 2011.

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

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 15, 2013, the Subordinated Notes are not detachable from the Warrants that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million. During 2011, the Company redeemed a total of approximately $35.1 million principal amount of Subordinated Notes, including the October redemption.

Page | 28

Other Debt

A subsidiary of H&H has a mortgage agreement on its facility which is collateralized by the real property.  The mortgage balance was $7.0 million as of December 31, 2011.  The mortgage bore interest at LIBOR plus a margin of 2.7%, or 2.98%, at December 31, 2011.  The maturity date is October 2015.

The foreign loans reflect principally a $2.0 million borrowing by one of the Company’s Chinese subsidiaries as of December 31, 2011, which is collateralized by a mortgage on its facility.  The interest rate on the foreign loan was 5.25% at December 31, 2011.

The Company has approximately $3.8 million of irrevocable standby letters of credit outstanding as of December 31, 2011 which are not reflected in the accompanying consolidated financial statements. $2.8 million of the letters of credit guarantee various insurance activities and $1.0 million are for environmental and other matters. These letters of credit mature at various dates and some have automatic renewal provisions subject to prior notice of cancellation.

Capital Lease

On September 22, 2011, the Company signed a Master Lease Agreement with TD Equipment Finance, Inc. (“TD Equipment”) that allows the Company to finance equipment by adding specific lease schedules for specific pieces of equipment.  The equipment is sold to TD Equipment and leased back by the Company pursuant to the terms of the specific lease schedule signed.  As of December 31, 2011, the Company has leased equipment for which the present value of the minimum lease payments is $1.3 million.  The lease payments total $0.4 million each year through 2014 plus monthly interest at LIBOR plus 3.25%.  At the end of the lease term, the Company has the option to purchase the equipment for $100.00.  The equipment under this capital lease is included in Property, plant and equipment, and the capital lease obligation is included in current Accrued liabilities and Other long-term liabilities on the consolidated balance sheet as of December 31, 2011.

Interest

The new debt agreements that the Company entered into on October 15, 2010 represented a refinancing of substantially all of its prior indebtedness, principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.  Prior to the refinancing, H&H and Bairnco had separate credit arrangements. Interest rates on the refinanced debt are substantially less than those under the prior debt agreements and was the principal reason for a $10.0 million reduction in interest expense in 2011 as compared to 2010.

As of December 31, 2011, the revolving and term loans under the Wells Fargo Facility bore interest at rates ranging from 2.82% to 4.25%; and the Ableco Facility bore interest at rates ranging from 7.50% to 10.75%.  The Subordinated Notes bore interest at 10.00% as of December 31, 2011.  Weighted average interest rates for the years ended December 31, 2011 and 2010 were 6.20% and 11.58%, respectively.

Other Obligations

Pension Plan

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $186.2 million as of December 31, 2011 and $113.0 million as of December 31, 2010.  In addition, a reduction in interest rates has caused a change in the discount rate that is used to value the pension liability on the balance sheet. The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Page | 29

Environmental Issues

H&H’s facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment.  H&H could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws.  H&H has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by it (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which H&H disposed of hazardous substances.  As of December 31, 2011, H&H has established an accrual totaling $6.5 million with respect to certain presently estimated environmental remediation costs at certain of its facilities.  This estimated liability may not be adequate to cover the ultimate costs of remediation, and may change by a material amount in the near term, in certain circumstances, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, H&H expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards.  Compliance with such requirements may make it necessary for H&H to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to H&H.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company’s balance sheet.  As of December 31, 2011, H&H’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.  The market value per ounce of silver, gold, and palladium as of December 31, 2011 was $27.95, $1,565.80, and $655.40, respectively.

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

Page | 30

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out (“LIFO”) method for precious metal inventories. Non precious metal inventories are stated at the lower of cost (determined by the first-in, first-out “FIFO” method or average cost) or market. For precious metal inventories, no segregation among raw materials, work in process and finished goods is practicable.

Non-precious metal inventory is evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly.  If actual market conditions are less favorable than those projected, write-downs may be required.

Derivatives

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forwards contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of December 31, 2011, the Company had entered into forward and future contracts for gold with a total value of $1.5 million and for silver with a total value of $2.6 million.

The forward contracts, in the amount of $3.1 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The twelve month periods ended December 2011 and December 2010 include a loss of $1.2 million and $5.6 million, respectively, on precious metal contracts.

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

Page | 31

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

Pension and Postretirement Benefit Costs

The Company maintains qualified and non-qualified pension plans and other postretirement benefit plans. Pension benefits are generally based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for most participants.

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

Page | 32

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

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the WHX Pension Plan is summarized as follows:

Assumptions	Statement of Operations (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate
+1% increase	$ (1.4)	$ (46.6)
-1% decrease	1.1	51.4

Expected return on assets
+1% increase	(3.5)	N/A
-1% decrease	3.5	N/A

(1) Estimated impact on 2011 net periodic benefit costs.
(2) Estimated impact on 2011 pension liability.

Environmental Remediation

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study.  Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.  As of December 31, 2011, total accruals for environmental remediation were $6.5 million.

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

Page | 33

During the second quarter of 2011, the FASB issued an amendment to ASC 820 relating to Fair Value Measurements which changes both the wording used to describe many of the requirements in U.S. GAAP for measuring and disclosing fair value measurements, as well as certain of the requirements for measuring fair value or for disclosing information about fair value measurements. The amendment is effective as of January 1, 2012, and the Company does not expect that it will have a material effect on its consolidated financial position and results of operations.

The FASB also issued an amendment to ASC 220 relating to Comprehensive Income.  This amendment eliminated the option for the Company to present components of other comprehensive income in the statement of stockholders’ equity.  Instead, the amendment requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendment is effective as of January 1, 2012. In addition, effective at a later date, entities will be required to present all reclassification adjustments from other comprehensive income to net income on the face of the statement of comprehensive income. The adoption is not expected to have any effect on the Company’s consolidated financial position and results of operations.

During the third quarter of 2011, the FASB issued another amendment to ASC 350 relating to Intangibles-Goodwill and Other which is intended to simplify how entities test goodwill for impairment.    The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company has adopted this amendment in the third quarter of 2011, and its adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

Page | 34

Item 8.

Financial Statements and Supplementary Data

Page | 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Handy & Harman Ltd.

We have audited the accompanying consolidated balance sheets of Handy & Harman Ltd. (formerly known as WHX Corporation) (a Delaware corporation) and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in stockholders’ equity (deficit) and comprehensive income (loss) for each of the two years in the period ended December 31, 2011. Our audits of the basic consolidated financial statements included the financial statement schedules listed in the index appearing under Item 15 (a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Handy & Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Edison, New Jersey

March 14, 2012

Page | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Handy & Harman Ltd.

We have audited Handy and Harman Ltd. (formerly known as WHX Corporation) (a Delaware Corporation) and Subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Handy and Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements’ Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Handy and Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Handy and Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Page | 37

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Handy and Harman Ltd. (formerly known as WHX Corporation) and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, cash flows, changes in stockholders’ equity (deficit) and comprehensive income (loss) and financial statement schedules for each of the two years in the period ended December 31, 2011, and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Edison, New Jersey

March 14, 2012

Page | 38

HANDY & HARMAN Ltd.

Consolidated Balance Sheets

	December 31,	December 31,
(Dollars and shares in thousands)	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$ 6,841	$ 8,762
Trade and other receivables - net of allowance for doubtful
accounts of $2,465 and $2,198, respectively	81,261	68,197
Inventories, net	50,385	48,675
Deferred income tax assets	19,693	1,238
Prepaid and other current assets	12,314	9,064
Current assets of discontinued operations	-	27,044
Total current assets	170,494	162,980

Property, plant and equipment at cost, less
accumulated depreciation and amortization	77,476	78,142
Goodwill	65,667	63,917
Other intangibles, net	34,077	31,538
Investment in marketable securities	25,856	-
Deferred income tax asset	107,685	-
Other non-current assets	11,935	14,712
Non-current assets of discontinued operations	-	2,259
Total assets	$ 493,190	$ 353,548
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$ 35,624	$ 36,954
Accrued liabilities	28,312	32,245
Accrued environmental liability	6,524	6,113
Accrued interest - related party	609	411
Short-term debt	24,168	42,890
Current portion of long-term debt	4,452	4,452
Deferred income tax liabilities	736	355
Current liabilities of discontinued operations	-	9,340
Total current liabilities	100,425	132,760

Long-term debt	114,616	91,403
Long-term debt - related party	20,045	32,547
Accrued pension liability	186,211	112,984
Other employee benefit liabilities	5,299	4,429
Deferred income tax liabilities - long term	-	3,988
Other liabilities	7,596	4,942
Long-term liabilities of discontinued operations	-	655
Total liabilities	434,192	383,708
Commitments and Contingencies

Stockholders' Equity (Deficit):
Preferred stock- $.01 par value; authorized 5,000
shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares;
issued and outstanding 12,646 and 12,179 shares, respectively	127	122
Accumulated other comprehensive loss	(188,389)	(135,865)
Additional paid-in capital	555,746	552,844
Accumulated deficit	(308,486)	(447,261)
Total stockholders' equity (deficit)	58,998	(30,160)
Liabilities and stockholders' equity	$ 493,190	$ 353,548

The accompanying notes are an integral part of these consolidated financial statements.

Page | 39

HANDY & HARMAN Ltd.

Consolidated Statement of Operations

	Year Ended
	December 31,
(in thousands except per share)	2011	2010

Net sales	$ 664,017	$ 568,212
Cost of goods sold	492,032	416,705
Gross profit	171,985	151,507
Selling, general and administrative expenses	115,562	105,265
Pension expense	6,357	4,349
Asset impairment charge	700	1,643
Income from continuing operations	49,366	40,250
Other:
Interest expense	16,268	26,310
Realized and unrealized (gain) loss on derivatives	(418)	5,983
Other expense	1,513	180
Income from continuing operations before tax	32,003	7,777
Tax provision (benefit)	(104,590)	3,276
Income from continuing operations, net of tax	136,593	4,501

Discontinued Operations:
Income (loss) from discontinued operations, net of tax	(499)	499
Gain on disposal of assets, net of tax	2,681	90
Net income from discontinued operations	2,182	589

Net income	$ 138,775	$ 5,090

Basic and diluted per share of common stock

Income from continuing operations, net of tax, per share	$ 10.88	$ 0.37
Discontinued operations, net of tax, per share	0.17	0.05
Net income per share	$ 11.05	$ 0.42

Weighted average number of common shares outstanding	12,555	12,179

The accompanying notes are an integral part of these consolidated financial statements.

Page | 40

HANDY & HARMAN Ltd.

Consolidated Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$ 138,775	$ 5,090
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	15,847	16,379
Non-cash stock based compensation	3,146	221
Amortization of debt issuance costs	2,155	1,606
Loss (gain) on early retirement of debt	(189)	1,210
Accrued interest not paid in cash	2,831	11,045
Deferred income taxes	(105,669)	(392)
Loss (gains) from asset dispositions	(50)	44
Asset impairment charges	700	1,643
Non-cash income from derivatives	(1,465)	(14)
Reclassification of net cash settlements on precious metal contracts to investing activities	1,047	5,585
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on the sale of assets	(7,895)	4,042
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(9,844)	(8,139)
Inventories	(610)	(3,753)
Other current assets	(548)	(1,390)
Other current liabilities	(14,351)	11,207
Other items-net	(2,326)	414
Net cash provided by operating activities	21,554	44,798
Cash flows from investing activities:
Additions to property, plant & equipment	(13,426)	(10,605)
Net cash settlements on precious metal contracts	(1,047)	(5,585)
Acquisition, net of cash acquired	(8,508)	-
Investment in marketable securities	(18,021)	-
Proceeds from sales of assets	186	384
Net cash provided by sale of assets of discontinued operations	26,532	1,410
Net cash used in investing activities	(14,284)	(14,396)
Cash flows from financing activities:
Net proceeds from term loans - domestic	50,000	46,000
Net revolver proceeds (repayments)	(18,785)	24,002
Repayments of subordinated notes	(35,074)	(6,000)
Net repayments on loans - foreign	(707)	(2,049)
Repayments of term loans	(4,452)	(89,690)
Deferred finance charges	(1,469)	(3,842)
Net change in overdrafts	95	1,494
Net cash used to repay debt of discontinued operations	-	(135)
Other financing activities	1,200	(92)
Net cash used in financing activities	(9,192)	(30,312)
Net change for the period	(1,922)	90
Effect of exchange rate changes on net cash	1	(124)
Cash and cash equivalents at beginning of period	8,762	8,796
Cash and cash equivalents at end of period	$ 6,841	$ 8,762

Non-cash investing activities:
Sale of property for mortgage note receivable	$ -	$ 630

The accompanying notes are an integral part of these consolidated financial statements.

Page | 41

HANDY & HARMAN Ltd.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other
	Shares	Amount	Comprehensive Loss	Accumulated Deficit	Capital in Excess of Par Value	Total

Balance, January 1, 2010	12,179	$ 122	$ (118,402)	$ (452,351)	$ 552,834	$ (17,797)

Net change in pension liability and post retirement benefits, net of tax	-	-	(16,649)	-		(16,649)
Foreign currency translation adjustment	-	-	(814)	-		(814)
Net income	-	-	-	5,090	-	5,090
Total comprehensive loss						(12,373)

Amortization of stock options	-	-	-	-	10	10
Balance, December 31, 2010	12,179	$ 122	$ (135,865)	$ (447,261)	$ 552,844	$ (30,160)

Restricted stock - granted	467	5			5,113	5,118
Restricted stock - unvested					(2,211)	(2,211)
Net change in unrealized gain on investments, net of tax	-	-	4,821	-		4,821
Net change in pension liability and post retirement benefits, net of tax	-	-	(55,594)	-		(55,594)
Foreign currency translation adjustment	-	-	(1,751)	-		(1,751)
Net income	-	-	-	138,775	-	138,775
Total comprehensive income						86,251

Balance, December 31, 2011	12,646	$ 127	$ (188,389)	$ (308,486)	$ 555,746	$ 58,998

The accompanying notes are an integral part of these consolidated financial statements.

Page | 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business

Organization

Handy & Harman Ltd. the parent company (formerly named WHX Corporation prior to January 3, 2011) (“HNH”), is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves.  Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets.  HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”) which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”).  HNH manages its group of businesses on a decentralized basis with operations principally in North America.  HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”), and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” shall refer to HNH together with all of its subsidiaries.

Note 1a – Management’s Plans and Liquidity

Liquidity

HNH generated $21.6 million of positive cash flow from operating activities in 2011.  The Company recorded pre-tax income of $32.0 from continuing operations in 2011 and $138.8 million of net income, principally resulting from a $104.6 million non-cash income tax benefit.  The income tax benefit primarily reflected a non-recurring reversal of the Company’s deferred tax valuation allowance.  The Company reported $5.1 million of net income in 2010 and generated $44.8 million of cash from operating activities.  As of December 31, 2011, the Company had an accumulated deficit of $308.5 million and positive stockholders’ equity of $59.0 million, as compared to a stockholders’ deficit of $30.2 million as of December 31, 2010.

As of December 31, 2011, the Company’s current assets totaled $170.5 million and its current liabilities totaled $100.4 million.  Therefore, its working capital was $70.1 million, as compared to working capital of $30.2 million as of December 31, 2010.

HNH the parent company

The Company’s debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH.  H&H Group is a corporation formed in connection with the Company’s October 15, 2010 refinancing of substantially all of its indebtedness, principally with its existing lenders or their affiliates.  H&H Group is the direct parent of H&H and Bairnco.

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

HNH’s ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH’s administrative costs.  The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2011, HNH, the parent company, had cash of approximately $1.6 million and current liabilities of approximately $1.7 million.  HNH, the parent company, held an equity investment with a cost of $18.0 million and a market value of $25.9 million as of December 31, 2011, and as of March 5, 2012, HNH has invested an additional amount of $3.6 million in common stock of this public company.

Page | 43

Handy & Harman Group Ltd.

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

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding 10% subordinated secured notes due 2017 (the “Subordinated Notes”) on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes are not detachable from warrants to purchase the Company’s common stock, exercisable beginning October 15, 2013 (the “Warrants”), that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million.

The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory.  As of December 31, 2011, H&H Group’s availability under its U.S. revolving credit facilities was $40.4 million, and as of January 31, 2012, it was approximately $44.0 million.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company’s operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions (see Note 5-“Acquisition”), (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (see Note 4 - “Discontinued Operations”) and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow.  The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of HNH and its subsidiaries.  All material intercompany transactions and balances have been eliminated.  Discontinued operating entities are reflected as discontinued operations in the Company’s results of operations and statements of financial position.

Page | 44

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

Discontinued Operations

The results of operations for businesses that have been disposed of or classified as held-for-sale are eliminated from the results of the Company’s continuing operations and classified as discontinued operations for each period presented in the Company’s consolidated statement of operations.  Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company’s consolidated balance sheet.  Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from the operation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.  As of December 31, 2011 and 2010, the Company had cash held in foreign banks of $4.6 million and $4.8 million, respectively.  The Company’s credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is not significant given that as a condition of its revolving credit agreements (See Note-17- “Debt”), cash balances in U.S. banks are generally swept on a nightly basis to pay down the Company’s revolving credit loans.  At December 31, 2011, HNH, the parent company, held cash and cash equivalents which exceeded federally-insured limits by approximately $1.6 million, all of which was invested in a money market account that invests solely in US government securities.

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

The Company believes that the credit risk with respect to Trade Accounts Receivable is limited due to the Company’s credit evaluation process, the allowance for doubtful accounts that has been established, and the diversified nature of its customer base.  There were no customers which accounted for more than 5% of consolidated net sales in 2011 or 2010.  In 2011 and 2010, the 15 largest customers accounted for approximately 27%  and 28% of consolidated net sales, respectively.

Page | 45

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

As of December 31, 2011 and 2010, the Company had contracted for $3.1 million and $10.5 million, respectively, of forward contracts with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

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

Page | 46

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

Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, or additional shares held by affiliates, are considered in determining whether the equity method of accounting is appropriate.

Investments in equity securities that have readily determinable fair values that are classified as available for sale are measured at fair value in the statement of financial position.  Unrealized holding gains and losses for available-for-sale securities (including those classified as current assets) are excluded from earnings and reported in other comprehensive income until realized.  Dividend and interest income, if any, are included in earnings.  The Company uses the specific identification method to determine the cost of a security sold and the amount of realized gain or loss associated with any sales.  The Company assesses whether an available-for-sale investment is impaired in each quarterly reporting period.  If it is determined that an impairment is other than temporary, then an impairment loss is recognized in earnings equal to the entire difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made.  The measurement of an impairment does not include partial recoveries after the balance sheet date if they occur.

Page | 47

Stock Based Compensation

The Company accounts for stock options and restricted stock granted to employees and/or directors as compensation expense which is recognized in exchange for the services received.  The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients.

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

Page | 48

Legal Contingencies

 The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably determinable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses on the consolidated statements of operations.  Advertising, promotion and trade show costs totaled approximately $2.7 million in 2011 and $3.6 million in 2010.

Reclassification

Certain amounts for prior years have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and income or loss of discontinued operations (see Note–4 ) have been reclassified into separate lines on the financial statements to segregate them from continuing operations. Current portion of pension liability has been reclassified to long-term liabilities.

Note 3 – Recently Issued Accounting Pronouncements

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

During the second quarter of 2011, the FASB issued an amendment to ASC 820 relating to Fair Value Measurements which changes both the wording used to describe many of the requirements in U.S. GAAP for measuring and disclosing fair value measurements, as well as certain of the requirements for measuring fair value or for disclosing information about fair value measurements. The amendment is effective as of January 1, 2012, and the Company does not expect that it will have a material effect on its consolidated financial position and results of operations.

The FASB also issued an amendment to ASC 220 relating to Comprehensive Income.  This amendment eliminated the option for the Company to present components of other comprehensive income in the statement of stockholders’ equity.  Instead, the amendment requires entities to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. The amendment is effective as of January 1, 2012. In addition, effective at a later date, entities will be required to present all reclassification adjustments from other comprehensive income to net income on the face of the statement of comprehensive income.    The adoption is not expected to have any effect on the Company’s consolidated financial position and results of operations.

During the third quarter of 2011, the FASB issued another amendment to ASC 350 relating to Intangibles-Goodwill and Other which is intended to simplify how entities test goodwill for impairment.    The amendment permits an entity to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in ASC 350.  The more-likely-than-not threshold is defined as having a likelihood of more than 50%.  This amendment is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and early adoption is permitted.  The Company has adopted this amendment in the third quarter of 2011, and it did not have a material effect on its consolidated financial position and results of operations.

Page | 49

Note 4 – Discontinued Operations

Kasco-France

During the third quarter of 2011, the Company sold the stock of Eurokasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pre-tax earnings over the next three years. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.  As a result of the sale, the Company recorded a loss, net of tax, of $0.3 million, which is included in the loss from sale of discontinued operations on the consolidated income statement.  Such amount included $0.5 million of cumulative foreign currency translation gain which was removed from Accumulated Other Comprehensive Income on the balance sheet.  Kasco-France has been included as a discontinued operation on a retroactive basis for 2011 and for the comparable period of 2010.

Arlon CM

 In 2010, the Company decided to explore exiting the business of manufacturing adhesive films, specialty graphic films and engineered coated products, and during the first quarter of 2011, the Company completed two separate asset sale transactions.  These two businesses formerly comprised the Arlon CM reporting segment.

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s First Lien Revolver.  A gain on the sale of these assets of $5.1 million, net of tax, was recorded.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a loss of $2.2 million, net of tax, on the sale of these assets.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s First Lien Revolver.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, are recorded in “Trade and other receivables” on the consolidated balance sheet as of December 31, 2011, and are due to be received by the Company in the second quarter of 2012.

The total gain of $2.7 million, net of tax, as a result of the sales of the California and Texas operations of Arlon CM, and Kasco-France, is reported in discontinued operations on the consolidated income statement for 2011. The discontinued operations had an aggregate loss in 2011 from their operations of $0.5 million, net of tax.

Indiana Tube Denmark

In 2009, the Company completed the closure of its ITD subsidiary after deciding to exit the welded specialty tubing market in Europe. The decision to exit this market was made after evaluating economic conditions and ITD’s capabilities, served markets, and competitors.  ITD had been part of the Company’s Tubing segment.  ITD’s principal remaining asset is the ITD facility, which is under contract for sale.  The facility is included in “Other current assets” on the consolidated balance sheet as of December 31, 2011 and “Other non-current assets” as of December 31, 2010.  ITD is included in the results of discontinued operations for 2010.

Sumco, Inc.

Sumco was engaged in the business of providing electroplating services primarily to the automotive market, and relied on the automotive market for over 90% of its sales.  In light of its ongoing operating losses and future prospects, the Company evaluated Sumco and decided to exit this business, which had been part of the Precious Metal segment.  In October 2010, the Company completed the sale of the remaining assets of Sumco.  Sumco is included in the results of discontinued operations for 2010.

The following assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheet as of December 31, 2010.  As of December 31, 2011, there were no assets or liabilities of discontinued operations due to the Arlon CM and Kasco-France sales described above.

(in thousands)	December 31, 2010
Current Assets:
Trade and other accounts receivable	$ 12,351
Inventory	13,624
Other current assets	1,069
$ 27,044

Long-term Assets:
Property, plant & equipment, net	1,946
Intangibles, net	79
Other non-current assets	234
$ 2,259

Current Liabilities:	$ 9,340

Non-current Liabilities
Deferred income taxes	229
Pension liability	341
Other non-current liabilities	85
$ 655

The income (loss) from discontinued operations consists of the following:

	Years ended December 31,
(in thousands)	2011	2010
Net sales	$ 17,780	$ 88,163
Asset impairment charges	-	(1,347)
Operating income (loss)	(1,085)	629
Interest/other income (expense)	(39)	9
Income tax benefit (expense)	625	(139)
Income (loss) from discontinued operations, net	(499)	499
Gain (loss) on sale of assets	6,041	90
Income tax benefit (expense)	(3,360)	-
Net income from discontinued operations	$ 2,182	$ 589

Note 5 – Acquisition

Pursuant to an Asset Purchase Agreement dated March 23, 2011 (the “Asset Purchase Agreement”), a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The purchase price was approximately $8.5 million, and was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business for the period from acquisition through December 31, 2011 are reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

Page | 51

The Company has allocated the purchase price to the assets acquired and liabilities assumed, at fair market values as detailed below.

Amount
(in thousands)
Accounts receivable	$ 589
Inventories	1,114
Prepaid expenses	18
Equipment	181
Identifiable intangible assets	5,830
Goodwill	1,753
Total assets acquired	9,485
Accrued expenses	(978)
Net assets acquired	$ 8,507

The components of the $5.8 million of acquired identifiable intangible assets listed in the above table are as follows:

		Amortization
	Amount	Period
	(in thousands)	Years
Products and customer relationships	$ 3,930	19
Trademark/Brand name	470	26
Patents and patent applications	1,000	15
Non-compete agreement	150	17
Orders backlog	280	1
Total identifiable intangible assets	$ 5,830

Amortization expense of $0.4 million was recorded for 2011. The amortization of intangibles from the acquisition will be approximately $0.3 million annually for each of the next five years thereafter.  The goodwill is expected to be amortizable for income tax purposes.

The amount of sales and earnings of the acquired business included in the consolidated statement of operations for the period from acquisition through December 31, 2011 was approximately $6.6 million and $1.0 million, respectively.  If the acquisition had taken place as of January 1, 2010, the unaudited pro forma net sales, income from continuing operations, and net income of the Company would have been as follows:

	Year Ended December 31,
	2011	2010
	(in thousands)
Net sales	$ 665,689	$ 577,829
Income from continuing operations before tax	31,927	8,230
Net income	138,699	5,543
Net income per common share outstanding	$ 11.05	$ 0.46

Page | 52

The pro forma data gives effect to historical operating results with adjustments to cost of sales, depreciation expense and amortization expense in order to reflect the fair market value of the acquired assets.  The information is provided for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred if the transaction had been consummated on January 1, 2010, nor is it necessarily indicative of future operating results.

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

Note 6 – Restructuring Charges

The Company has engaged in various cost improvement initiatives in order to positively impact productivity and profitability, including certain activities that management believes will result in a more efficient infrastructure that can be leveraged in the future.

The restructuring costs and activity in the restructuring reserve for 2011 consisted of:

	December 31, 2010	Payments	December 31, 2011
(in thousands)
Termination benefits	$ 37	$ (37)	$ -
Rent expense	141	(30)	111
	$ 178	$ (67)	$ 111

The rent liability will be partially offset in the future due to a sublease of the facility.

Note 7 – Other Income (Expense)

Other income (expense) consisted of:

	Years ended December 31,
	2011	2010
	(in thousands)
Costs of abandoned bond offering	$ 862	$ -
Demolition of former plant building	350	-
Other, net	301	180
	$ 1,513	$ 180

Note 8 –Asset Impairment Charges

A non-cash asset impairment charge of $0.7 million was recorded in 2011 related to vacant land owned by the Company’s Arlon segment located in Rancho Cucamonga, California.  The Company reduced this property’s carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico.  As a result, the Company performed a valuation of its land, building and houses located in Atlanta, and a non-cash asset impairment charge of $1.6 million was recorded as part of income from continuing operations.  The impairment charge represented the difference between the assets’ book value and fair market value as a result of the declining real estate market in the area where the properties are located.  The fair market value was determined by reference to market prices for similar properties.

Note 9- Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.  Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

Page | 53

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

The fair value of the Company’s available-for-sale equity investment is a Level 1 measurement because such security is listed on a national securities exchange.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metal, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty, and are considered Level 2 measurements. The embedded derivative features of the Company’s Subordinated Notes and related warrants (See Note 17- “Debt”) are valued at fair value on a recurring basis and are considered Level 3 measurements.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of December 31, 2011, and the activity in those assets and liabilities that are valued using Level 3 measurements.

Asset (Liability) as of December 31, 2011
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment in equity securities	$ 25,856	$ 25,856
Commodity contracts on precious metal	$ (229)	$ (165)	$ (64)
Derivative features of Subordinated Notes	$ (1,314)			$ (1,314)

Asset (Liability) as of December 31, 2010
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Commodity contracts on precious metal	$ (40)	$ 105	$ (145)	$ -
Derivative features of Subordinated Notes	$ (5,096)	$ -	$ -	$ (5,096)

Activity in Level 3 Assets	Year Ended December 31, 2011
Dollars in thousands)
Balance at December 31, 2010	$ (5,096)
Total net gains (losses) included in:
Income from continuing operations before tax	1,654
Other comprehensive income	-
Purchases	-
Issuances	-
Sales	-
Settlements	2,128
Net change in Level 3	3,782
Balance at December 31, 2011	$ (1,314)

The income of $1.7 million for 2011 noted above is an unrealized gain that is attributable to the Company’s Subordinated Notes which are a liability on the balance sheets as of December 31, 2011 and 2010. On October 14, 2011, H&H Group redeemed $25.0 million principal amount of the Subordinated Notes and associated Warrants at a redemption price of 102.8% of the principal amount and accrued but unpaid interest thereon. The Settlements on the table above relate to this redemption as well as certain other redemptions earlier in 2011.

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

Page | 55

Note 10 – Pensions and Other Postretirement Benefits

The Company maintains several qualified and non-qualified pension plans and other postretirement benefit plans. The Company’s significant pension, health care benefit and defined contribution plans are discussed below.  The Company’s other defined contribution plans are not significant individually or in the aggregate.

Qualified Pension Plans

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H’s employees and certain employees of H&H’s former subsidiary, Wheeling-Pittsburgh Corporation, or (“WPC”).  The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan.  The WPC plan, covering most USWA-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997.  Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan (“RSP Plan”).  The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997.  Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit. In 2011, the benefits were frozen for the remainder of the participants.

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

Pension benefits are based on years of service and the amount of compensation earned during the participants’ employment.  However, as noted above, the qualified pension benefits have been frozen for all participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP.  The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan.  The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation (“PBGC”) from previously terminated plans.  Individual employee accounts established under the RSP are maintained until retirement.  Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan.  When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan becomes assets of the WHX Pension Plan.  Aggregate account balances held in trust in individual RSP Plan participants’ accounts totaled $23.0 million at December 31, 2010.  Such amounts were included on a net-basis in the 2010 assets or liabilities of the plan in the table below.  Although these RSP assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan’s net benefit obligation at the end of the year, the Company has included the amount of the RSP accounts at December 31, 2011 of $28.9 million on a gross-basis as both assets and liabilities of the plan as of December 31, 2011.

Certain current and retired employees of H&H are covered by postretirement medical benefit plans which provide benefits for medical expenses and prescription drugs.  Contributions from a majority of the participants are required, and for those retirees and spouses, the Company’s payments are capped.  The measurement date for plan obligations is December 31. In 2010, benefits were discontinued under one of these postretirement medical plans, and as a result of the discontinuance of these benefits, the Company reduced its postretirement benefits expense by $0.7 million in 2010.

The components of pension expense and components of other postretirement benefit expense (income) for the Company’s benefit plans included the following:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)
Service Cost	$ 218	$ 190	$ -	$ -
Interest cost	22,553	24,117	171	191
Expected return on plan assets	(27,246)	(28,877)	-	-
Amortization of prior service cost	63	63	-	-
Actuarial loss amortization	10,772	8,878	41	42
Curtailment/Settlement	-	-	-	(712)
Total	$ 6,360	$ 4,371	$ 212	$ (479)

Actuarial assumptions used to develop the components of defined benefit pension expense and other postretirement benefit expense were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rates:
WHX Pension Plan	4.95%	5.55%	N/A	N/A
Other postretirement benefit plans	N/A	N/A	5.10%	5.55%
Bear Plan	5.50%	6.05%	N/A	N/A
Expected return on assets	8.00%	8.50%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	7.50%	8.00%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2016	2016

The measurement date for plan obligations is December 31.  The discount rate is the rate at which the plans’ obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company’s qualified defined benefit pension plans and postretirement benefit plans:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$ 472,526	$ 454,469	$ 3,454	$ 3,714
Service cost	218	190	-	-
Interest cost	22,553	24,116	171	191
Settlement	-	-	-	(648)
Actuarial loss	47,186	24,754	649	380
Participant Contributions	-	-	17	17
Benefits paid	(33,920)	(37,744)	(199)	(200)
Inclusion of RSP	28,914	-	-	-
Transfers (to) from RSP	(4,858)	6,742	-	-
Benefit obligation at December 31	$ 532,619	$ 472,527	$ 4,092	$ 3,454

Change in plan assets:
Fair value of plan assets at January 1	$ 359,543	$ 352,460	$ -	$ -
Actual returns on plan assets	(16,619)	25,406	-	-
Participant Contributions	-	-	17	17
Benefits paid	(33,920)	(37,744)	(199)	(200)
Company contributions	15,328	9,633	182	183
Inclusion of RSP	28,914	-	-	-
Transfers (to) from RSP	(6,838)	9,788	-	-
Fair value of plan assets at December 31	$ 346,408	$ 359,543	$ -	$ -

Funded status	$ (186,211)	$ (112,984)	$ (4,092)	$ (3,454)

Accumulated benefit obligation (ABO) for qualified
defined benefit pension plans :
ABO at January 1	$ 472,526	$ 454,469	$ 3,454	$ 3,714
ABO at December 31	$ 532,619	$ 472,526	$ 4,092	$ 3,454

Amounts Recognized in the Statement of Financial Position
Current liability	-	-	(211)	(215)
Noncurrent liability	(186,211)	(112,984)	(3,881)	(3,239)
Total	$ (186,211)	$ (112,984)	$ (4,092)	$ (3,454)

The weighted average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rates:
WHX Pension Plan	4.15%	4.95%	N/A	N/A
Bear Plan	4.55%	5.50%	N/A	N/A
Other postretirement benefit plans	N/A	N/A	4.20%	5.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	7.50%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2016

Page | 58

Pretax amounts included in “Accumulated other comprehensive loss” at December 31, 2011 and 2010 were as follows:

	Pension Benefits		Other Postretirement Benefits
(in thousands)	2011	2010	2011	2010
Prior service cost	$ 75	$ 138	$ -	$ -
Net actuarial loss	225,319	143,060	1,787	1,180
Accumulated other comprehensive loss	$ 225,394	$ 143,198	$ 1,787	$ 1,180

The pretax amount of actuarial losses and prior service cost included in “Accumulated other comprehensive loss” at December 31, 2011 that is expected to be recognized in net periodic benefit cost in 2012 is $8.1 million and -0-, respectively, for defined benefit pension plans and $0.1 million and  -0-, respectively, for other postretirement benefit plans.

Other changes in plan assets and benefit obligations recognized in “Comprehensive income” are as follows:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)
Curtailment/Settlement gain (loss)	$ -	$ -	$ -	$ (64)
Current year actuarial gain (loss)	(93,031)	(25,176)	(649)	(380)
Amortization of actuarial loss	10,772	8,866	41	42
Amortization of prior service cost	62	63	-	-
Total recognized in comprehensive income	$ (82,197)	$ (16,247)	$ (608)	$ (402)

The actuarial losses occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions.

Benefit obligations were in excess of plan assets for all pension plans and other postretirement benefit plans at both December 31, 2011 and 2010. The accumulated benefit obligation for all defined benefit pension plans was $532.6 million and $472.5 million at December 31, 2011 and 2010, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(in thousands)
Projected benefit obligation	$ 532,619	$ 472,527	$ 4,092	$ 3,454
Accumulated benefit obligation	532,619	472,527	4,092	3,454
Fair value of plan assets	346,408	359,543	-	-

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

Page | 59

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

The WHX/Bear Pension Plan’s assets at December 31, 2011 and 2010, by asset category, are as follows:

	WHX/Bear Pension Assets
	(in thousands)

Fair Value Measurements as of December 31, 2011:
	Assets (Liabilities) at Fair Value as of December 31, 2011
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$ 13,473		$ 593	$ 14,066
U.S. mid-cap growth	38,602	2,367		40,969
U.S. small-cap value	17,261	3		17,264
International large cap value	17,121			17,121
Emerging markets growth	-	642		642
Fixed income securities:
Corporate bonds	2,474	35,437		37,911
Bank debt		839		839
Other types of investments:
Common trust funds (1)		73,887		73,887
Fund of funds (2)		37,516		37,516
Insurance contracts (3)		8,513		8,513
	88,931	159,204	593	248,728
Futures contracts, net	(56,850)	(12,486)	-	(69,336)
Total	$ 32,081	$ 146,718	$ 593	$ 179,392
Cash & cash equivalents				167,041
Net payables				(25)
Total pension assets				$ 346,408

Fair Value Measurements as of December 31, 2010:
	Assets (Liabilities) at Fair Value as of December 31, 2010
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$ 20,475	$ 257	$ -	$ 20,732
U.S. mid-cap growth	37,493	902	-	38,395
U.S. small-cap value	5,657	-	317	5,974
International large cap value	17,602	-	-	17,602
Emerging markets growth	3,831	-	-	3,831
Equity contracts	608	-	-	608
Fixed income securities:				-
Corporate bonds	7,831	24,927	595	33,353
Bank debt	-	1,464	-	1,464
Other types of investments:
Common trust funds (1)	-	97,258	-	97,258
Fund of funds (2)	-	32,416	31,658	64,074
Insurance contracts (3)	-	753	9,268	10,021
	93,497	157,977	41,838	293,312
Futures contracts, net	(62,655)	(158)	-	(62,813)
Total	$ 30,842	$ 157,819	$ 41,838	$ 230,499
Cash & cash equivalents				131,248
Net payables				(2,204)
Total pension assets				$ 359,543

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

Page | 61

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

The fair value measurements of the WHX/Bear Pension Plan assets using significant unobservable inputs (Level 3) changed during 2011 due to the following:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Year Ended December 31, 2011 (in thousands)	Fixed income securities	Fund of funds	Insurance contracts	U.S. Small Cap Value
Beginning balance as of January 1, 2011	$ 595	$ 31,658	$ 9,268	$ 317
Transfers into Level 3 (a)	39	-	-	21
Transfers out of Level 3 (b)	-	(31,542)	(9,268)	-
Gains or losses included in changes in net assets	(41)	(116)	-	-
Purchases, issuances, sales and settlements				-
Purchases	-	-	-	113
Issuances	-	-	-	-
Sales	-	-	-	(451)
Settlements	-	-	-	-
Ending balance as of December 31, 2011	$ 593	$ -	$ -	$ -

Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$ (41)	$ (116)	$ -	$ -

Year Ended December 31, 2010 (in thousands)	Fixed income securities	Fund of funds	Insurance contracts	U.S. Small Cap Value
Beginning balance as of January 1, 2010	$ 124	$ 27,594	$ 9,361	$ -
Transfers into Level 3 (a)	-	-	-	317
Transfers out of Level 3 (b)	-	(229)	-	-
Gains or losses included in changes in net assets	471	4,293	1,115	-
Purchases, issuances, sales and settlements
Purchases	-	-	9,008	-
Issuances	-	-	-	-
Sales	-	-	-	-
Settlements	-	-	(10,216)	-
Ending balance as of December 31, 2010	$ 595	$ 31,658	$ 9,268	$ 317

Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$ 471	$ 4,293	$ 1,115	$ -

a)

Transferred from Level 2 to Level 3 because of lack of observable market data due to decreases in market activity for these securities.

b)

Transfers from Level 3 to Level 2 upon expiration of the restrictions.

The following table presents the category, fair value, redemption frequency, and redemption notice period for those assets whose fair value is estimated using the NAV per share (or its equivalents) as of December 31, 2011.

Page | 63

2011 Fair Value Estimated using NAV per Share (or its equivalent)

Class Name	Description	Fair Value December 31, 2011	Fair Value December 31, 2010	Redemption frequency	Redemption Notice Period
(in thousands)
Fund of funds	Long Short Equity Fund	$ 3,951	$ 4,488	Quarterly	45 day notice
Fund of funds	Credit long short hedge fund	$ -	$ 31,087	2 year lock	90 day notice
Fund of funds	Multi strategy hedge funds	$ -	$ 362	Quarterly	45 day notice
Fund of funds	Fund of fund composites - side pocket	$ -	$ 571	None	Not determinable
Fund of funds	Fund of fund composites	$ 29,954	$ 27,566	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$ 58,683	$ 97,258	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$ 15,204	$ -	Monthly	90 day notice

The Company’s Pension Plans’ asset allocations at December 31, 2011 and 2010, by asset category, are as follows:

	WHX/Bear Plans
	2011	2010
Asset Category
Cash and cash equivalents	49%	35%
Equity securities	6%	7%
Fixed income securities	11%	10%
Insurance contracts	2%	3%
Common trust funds	21%	27%
Fund of funds	11%	18%
Total	100%	100%

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company’s funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.  Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Postretirement
Years	Benefits	Benefits
2012	$ 34,858	$ 211
2013	34,946	220
2014	34,918	231
2015	34,799	251
2016	34,645	257
2017-2021	168,021	1,314

Non-Qualified Pension Plans

In addition to the aforementioned benefit plans, H&H had a non-qualified pension plan for certain current and retired employees.  Such plan adopted an amendment effective January 1, 2006 to freeze benefits under the plan.  In 2009, H&H decided to cash out any remaining participants in the plan in 2010, and the final payout of participant balances was made in December 2010.

The components of pension (income) expense for the Company’s non-qualified pension plans included the following:

	2011	2010
	(in thousands)
Interest cost		$ 11
Settlement credit		(13)
Total	$ -	$ (2)

The measurement date for plan obligations was December 31.

Summarized below is a reconciliation of the funded status for the Company’s non-qualified pension plan:

(in thousands)	2010

Change in benefit obligation:
Benefit obligation at January 1	$ 220
Service cost	-
Interest cost	11
Actuarial gain	-
Benefits paid	(231)
Benefit obligation at December 31	$ -

Plan assets	$ -
Funded status	$ -

The pre tax amounts recognized in
accumulated other comprehensive income:	-
Net actuarial gain	$ -

Accumulated benefit obligation for
defined benefit pension plans :
Accumulated benefit obligation at January 1	$ 220
Accumulated benefit obligation at December 31	-

Benefit Payments

The Company does not expect that there will be any future benefit payments for the H&H non-qualified plan.

401(k) Plans

Certain employees participate in a Company sponsored savings plan which qualifies under Section 401(k) of the Internal Revenue Code.  This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis.  The Company presently makes a contribution to match 50% of the first 6% of the employee’s contribution.  The charge to expense for the Company’s matching contribution amounted to $2.0 million in 2011 and $1.3 million in 2010.

Note 11 – Income Taxes

The income before income taxes for the two years ended December 31 is as follows:

	2011	2010
	(in thousands)
Income before income taxes:
Domestic	$ 23,858	$ 890
Foreign	8,145	6,887
	$ 32,003	$ 7,777

The provision for (benefit from) income taxes for the two years ended December 31 is as follows:

		2011	2010
		(in thousands)
Income Taxes
Current
	Domestic	$ 1,877	$ 2,271
	Foreign	1,287	1,379
	Total income taxes, current	$ 3,164	$ 3,650
Deferred
	Domestic	$ (108,124)	$ (279)
	Foreign	370	(95)
	Total income taxes, deferred	$ (107,754)	$ (374)
Income tax provision (benefit)		$ (104,590)	$ 3,276

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company’s consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

Deferred Income Tax Sources	2011	2010
	(in thousands)
Current Deferred Tax Items:
Inventory	$ 4,064	$ 3,805
Environmental Costs	2,489	2,301
Net operating loss carryforwards	9,261	-
Accrued Expenses	3,197	3,605
Miscellaneous Other	1,017	868
Current deferred income tax asset before valuation allowance	20,028	10,579
Valuation allowance	(335)	(9,341)
Current deferred tax asset	$ 19,693	$ 1,238

Foreign	$ (736)	$ (355)
Current deferred tax liability	$ (736)	$ (355)

Non-Current Deferred Tax Items:
Postretirement and postemployment employee benefits	$ 1,051	$ 999
Net operating loss carryforwards	58,089	69,890
Capital loss carryforward	-	2,148
Pension liability	69,599	42,903
Impairment of long-lived assets	2,519	3,092
California tax credits	-	344
Foreign tax credits	443	443
Minimum tax credit carryforwards	1,934	2,163
Miscellaneous other	1,090	327
Non-current deferred tax asset before valuation allowance	134,725	122,309
Valuation allowance	(2,257)	(107,348)
Non-current deferred tax asset	132,468	14,961

Property plant and equipment	(12,877)	(10,318)
Intangible assets	(8,345)	(6,203)
Undistributed foreign earnings	(1,983)	(1,272)
Other-net	(1,578)	(1,156)
Non current deferred tax liability	(24,783)	(18,949)
Net non current deferred tax asset (liability)	$ 107,685	$ (3,988)

As of December 31, 2010, the Company had established a deferred tax valuation allowance of $116.7 million against its deferred tax assets.  The valuation allowance was recorded because the realizability of the deferred tax benefits of the Company’s net operating loss carryforwards and other deferred tax assets was not considered “more likely than not”.  In the fourth quarter of 2011, the Company changed its judgment about the realizability of its deferred tax assets. The recognition of this non-cash tax benefit followed an assessment of the Company’s domestic operations and of the likelihood that the deferred tax assets will be realized. We considered factors such as recent financial results, future operating income of our subsidiaries, expected future taxable income, mix of taxable income, and available carryforward periods.  As a result, we estimated that it is more likely than not that we will be able to realize the benefit of certain deferred tax assets.  However, in certain jurisdictions, we do not consider it more likely than not that all of our state net operating loss carryforwards will be realized in future periods, and have retained a valuation allowance against those.  Because the determination of the realizability of deferred tax assets is based upon management’s judgment of future events and uncertainties, the amount of the deferred tax assets realized could be reduced if actual future income or income tax rates are lower than estimated.

In accordance with GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change.  Accordingly, in the fourth quarter of 2011, the Company recorded a non-cash tax benefit in Income from continuing operations, net of tax as a result of the reversal of its deferred tax valuation allowance.

Page | 68

On the consolidated balance sheet as of December 31, 2011, the increase in net deferred tax assets as compared to December 31, 2010 was principally due to the non-cash reversal of the deferred tax valuation allowance, as well as the tax benefit of a 2011 net comprehensive loss recognized in Accumulated Other Comprehensive Loss on the balance sheet.

Included in deferred tax assets as of December 31, 2011 are U.S. federal NOLs of $183.0 million ($64.1 million tax-effected), as well as certain state NOLs.  The U.S. federal NOLs expire between 2018 and 2029. Also included in deferred tax assets are tax credit carryforwards of $2.4 million. The Company’s net tax benefit reflects utilization of approximately $1.6 million of federal NOLs in 2011.

In 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy.  Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company’s U.S. federal NOLs of $183.0 million as of December 31, 2011 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2011, the Company has a deferred income tax liability of $2.0 million which relates to $4.8 million of undistributed earnings of foreign subsidiaries.  In addition, there were approximately $10.4 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total federal, state and foreign income taxes paid in 2011 and 2010 were $4.3 million and $2.7 million, respectively.  On the consolidated balance sheet, net current income taxes totaled $0.3 million receivable as of December 31, 2011 and $0.7 million payable as of December 31, 2010.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Income from continuing operations before income tax	$ 32,003	$ 7,777
Tax provision at statutory rate	$ 11,201	$ 2,665
Increase (decrease) in tax due to:
Foreign dividend income	929	381
Incentive stock options granted	-	2
State income tax, net of federal effect	1,113	1,185
Net decrease in valuation allowance	(116,689)	(234)
Increase in liability for uncertain tax positions	43	233
Net effect of foreign tax rate and tax holidays	(369)	(794)
Other, net	(818)	(162)
Tax provision (benefit)	$ (104,590)	$ 3,276

GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  At both December 31, 2011 and 2010, the Company had $2.3 million of unrecognized tax benefits recorded, all of which would affect the Company’s effective tax rate if recognized.  The changes in the amount of unrecognized tax benefits in 2011 and 2010 were as follows:

	Years Ended December 31,
	2011	2010
	(in thousands)
Beginning balance	$ 2,266	$ 2,111
Additions for tax positions related to current year	325	233
Additions due to interest accrued	113	101
Tax positions of prior years:
Increase in liabilities, net	7	160
Payments	(2)	(72)
Due to lapsed statutes of limitations	(403)	(267)
Ending balance	$ 2,306	$ 2,266

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of both December 31, 2011 and 2010, approximately $0.3 million of interest related to uncertain tax positions was accrued. No penalties were accrued.  It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.5 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.  For federal income tax purposes, the statute of limitations for audit by the IRS is open for years 2008 through 2011. In addition, NOLs generated in prior years are subject to examination and potential adjustment by the IRS upon their utilization in future years’ tax returns.

Note 12 – Investments

On December 31, 2011, the Company holds an investment in the common stock of a public company which is classified as an available-for-sale security.  The cost basis of the security, which includes brokerage commissions, was $18.0 million and the fair value as of December 31, 2011 was $25.9 million.  The unrealized gain of $7.8 million is included in Accumulated Other Comprehensive Income, net of income tax of $3.0 million, on the consolidated Balance Sheet and also on the consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss).  There has been no effect from such securities on the consolidated Statement of Operations.  There have been no sales or realized gains or losses from marketable securities, and no impairments, whether other-than-temporary or not, have been recognized.  On various dates after December 31, 2011, the Company continued to invest in the public company’s stock.

Note 13 – Inventories

Inventories at December 31, 2011 and 2010 were comprised of:

(in thousands)	December 31,	December 31,
	2011	2010
Finished products	$ 20,280	$ 18,718
In - process	8,354	8,110
Raw materials	17,304	16,389
Fine and fabricated precious metal in various stages of completion	8,658	12,151
	54,596	55,368
LIFO reserve	(4,211)	(6,693)
	$ 50,385	$ 48,675

Page | 70

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $4.2 million and $6.7 million as of December 31, 2011 and 2010, respectively.  The Company recorded favorable non-cash LIFO liquidation gains of $1.9 million and $0.2 million in 2011 and 2010, respectively.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of December 31, 2011, H&H’s customer metal consisted of 240,568 ounces of silver, 609 ounces of gold, and 1,396 ounces of palladium.

Supplemental inventory information:	December 31,	December 31,
(in thousands, except per ounce)	2011	2010

Precious metals stated at LIFO cost	$ 4,447	$ 5,458
Market value per ounce:
Silver	$ 27.95	$ 30.92
Gold	$ 1,565.80	$ 1,421.07
Palladium	$ 655.40	$ 797.00

Note 14 – Derivative Instruments

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forwards contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of December 31, 2011, the Company had entered into forward and future contracts for gold with a total value of $1.5 million and for silver with a total value of $2.6 million.

The forward contracts, in the amount of $3.1 million, were made with a counter party rated A by Standard & Poors, and the future contracts are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The twelve month periods ended December 2011 and December 2010 include a loss of $1.2 million and $5.6 million, respectively, on precious metal contracts.

As of December 31, 2011, the Company had the following outstanding forward and future contracts with settlement dates ranging from February 2012 to March 2012.

Commodity	Amount
Silver	90,000	ounces
Gold	1,000	ounces

The Company maintains collateral on account with the third-party broker.  Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Page | 71

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

Effect of Derivative Instruments on the Consolidated Statements of Operations
Years Ended December 31,
Derivative	Statement of Operations Line	2011	2010
(in thousands)
Commodity contracts	Realized and unrealized (gain) loss on derivatives	$ 1,236	$ 5,571
Derivative features of Subordinated Notes	Realized and unrealized (gain) loss on derivatives	$ (1,654)	$ 412
Total derivatives not designated as hedging instruments		$ (418)	$ 5,983
Total derivatives		$ (418)	$ 5,983

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

		December 31,	December 31,
Derivative	Balance Sheet Location	2011	2010
		(in thousands)
Commodity contracts	Other current liabilities	$ (229)	$ (40)
Derivative features of Subordinated Notes	Long-term debt & Long term debt-related party	(1,314)	(5,096)
Total derivatives not designated as hedging instruments		$ (1,543)	$ (5,136)

Total derivatives		$ (1,543)	$ (5,136)

Note 15 – Property, Plant & Equipment

	December 31,	December 31,
	2011	2010
	(in thousands)
Land	$ 6,547	$ 8,053
Buildings, machinery and equipment	173,328	159,738
Construction in progress	5,387	3,419
	185,262	171,210
Accumulated depreciation and amortization	107,786	93,067
	$ 77,476	$ 78,143

Depreciation expense for the years 2011 and 2010 was $12.5 million and $13.5 million, respectively.

Page | 72

Note 16 – Goodwill and Other Intangibles

The changes in the carrying amount of goodwill by segment for the years ended December 31, 2011 and 2010 were as follows:

Segment	Balance at January 1, 2011	Additions/other	Impairment	Balance at December 31, 2011	Accumulated Impairment Losses
(in thousands)
Precious Metal	$ 1,492	$ (3)	$ -	$ 1,489	$ -
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	1,753	-	52,985	-
Arlon Electronic Materials	9,298	-		9,298	(1,140)
Total	$ 63,917	$ 1,750	$ -	$ 65,667	$ (1,140)

Segment	Balance at January 1, 2010	Additions/other	Impairment	Balance at December 31, 2010	Accumulated Impairment Losses
(in thousands)
Precious Metal	$ 1,521	$ (29)	$ -	$ 1,492	$ -
Tubing	1,895	-	-	1,895	-
Engineered Materials	51,232	-	-	51,232	-
Arlon Electronic Materials	9,298	-	-	9,298	(1,140)
Total	$ 63,946	$ (29)	$ -	$ 63,917	$ (1,140)

The Company conducted the required annual goodwill impairment reviews in 2011 and 2010, and computed updated valuations for each reporting unit using a discounted cash flow approach, as described in Note 2-“Summary of Accounting Policies”.  As of June 30, 2009, the Company had conducted an interim goodwill impairment review of its Silicone Technology Division (“STD”) reporting unit principally because  of continuing adverse business conditions for STD, which resulted in a decline in the estimated future cash flows of STD.  Based on the results of these reviews, the Company recorded a goodwill impairment charge of $1.1 million in the third quarter of 2009.  The Silicone Technology Division is part of the Arlon segment.

Other intangible assets as of December 31, 2011 and 2010 consisted of:

(in thousands)	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net	Weighted Average Amortization Life
							(in years)
Products and customer relationships	$ 37,965	$ (10,666)	$ 27,299	$ 34,035	$ (8,204)	$ 25,831	16.6
Trademark/Brand name	4,398	(1,354)	3,044	3,928	(1,043)	2,885	17.5
Patents and patent applications	4,466	(1,192)	3,274	3,153	(893)	2,260	15
Non-compete agreements	906	(754)	152	756	(656)	100	6.5
Other	1,409	(1,101)	308	1,409	(947)	462	8
Total	$ 49,144	$ (15,067)	$ 34,077	$ 43,281	$ (11,743)	$ 31,538

Page | 73

The increase in intangibles during 2011 was attributable to the acquisition of Tiger Claw, which added $5.8 million of intangible assets (See Note 5-“Acquisition”). Amortization expense totaled $3.3 million and $3.0 million in 2011 and 2010, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Products and		Patents and
	Customer		Patent	Non-Compete
	Relationships	Trademarks	Applications	Agreements	Other	Total
(in thousands)
2012	$ 2,463	$ 311	$ 300	$ 97	$ 81	$ 3,252
2013	2,463	311	300	55	81	3,210
2014	2,463	311	300	-	68	3,142
2015	2,463	311	300	-	58	3,132
2016	2,463	311	300	-	8	3,082
Thereafter	14,984	1,489	1,774	-	12	18,259
	$ 27,299	$ 3,044	$ 3,274	$ 152	$ 308	$ 34,077

As of December 31, 2011, approximately $2.0 million of goodwill related to prior acquisitions made by Bairnco is expected to be amortizable for income tax purposes.

Note 17 – Debt

Debt at December 31, 2011 and 2010 was as follows:

(in thousands)	December 31,	December 31,
	2011	2010
Short term debt
First Lien Revolver	$ 23,850	$ 42,635
Foreign	318	255
Total short-term debt	24,168	42,890

Long-term debt - non related party:
First Lien Term Loans	16,100	20,300
Second Lien Term Loans	75,000	25,000
10% Subordinated Notes, net of unamortized discount	18,934	40,519
Other H&H debt-domestic	7,034	7,286
Foreign loan facilities	2,000	2,750
Total debt to non related party	119,068	95,855
Less portion due within one year	4,452	4,452
Long-term debt to non related party	114,616	91,403

Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	20,045	32,547
Total long-term debt	134,661	123,950

Total debt	$ 163,281	$ 171,292

Capital lease facility
Current portion of capital lease	$ 417	$ -
Long-term portion of capital lease	796	-
Total capital lease facility	$ 1,213	$ -

Page | 74

Long term debt as of December 31, 2011 matures in each of the next five years as follows:

Long-term Debt Maturity
(in thousands)	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt - non-related parties	$ 119,069	$ 4,452	$ 87,152	$ 2,252	$ 6,278	$ -	$ 18,935
Long term debt - related party	20,045	-	-	-	-	-	20,045
	$ 139,114	$ 4,452	$ 87,152	$ 2,252	$ 6,278	$ -	$ 38,980

Capital lease facility	$ 1,213	$ 417	$ 417	$ 379	$ -	$ -	$ -

Credit Facilities

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

Under the terms of the Wells Fargo Facility, if excess availability falls below $25.0 million (a “Cash Dominion Event”), all cash receipts will be swept daily to reduce borrowings outstanding under the credit facility. The Cash Dominion Event will conclude if the Company maintains excess availability in excess of $25 million for a 30 day period following such an event.  A Cash Dominion Event will be deemed permanent if the Company triggers three Cash Dominion Events within a consecutive 12 month period or six events within the term of the Wells Fargo Facility. As of December 31, 2011, H&H Group’s availability under its U.S. revolving credit facilities was $40.4 million.

The amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at December 31, 2011), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at December 31, 2011).  The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group’s Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement.  As of December 31, 2011, the First Lien Term Loan bore interest at a weighted average interest rate of 3.55% and the First Lien Revolver bore interest at a weighted average interest rate of 3.15%.  Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million.  All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013.

Obligations under the Wells Fargo Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Ableco Facility

On September 12, 2011, H&H Group refinanced the Ableco Facility to increase the size of the total term loan thereunder from $25.0 million to up to $75.0 million and to amend certain covenants.  The Ableco Facility now provides for three separate Second Lien Term Loans at a maximum value of $25.0 million per Second Lien Term Loan.  The first and second Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%.  The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%.  In September, an additional $50.0 million was borrowed under the Ableco Facility, making the outstanding total of the Second Lien Term Loans $75.0 million.  All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013.

Page | 75

Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.

Covenants

The Wells Fargo Facility and the Ableco Facility each has a cross-default provision.  If H&H Group is deemed in default of one agreement, then it is in default of the other.

The Wells Fargo Facility and the Ableco Facility both contain covenants requiring minimum Trailing Twelve Months (“TTM”) Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) of $45 million. H&H Group is required to maintain TTM EBITDA of $45 million under the Wells Fargo Facility until it is paid in full.  As of June 30, 2012, the covenant under the Ableco Facility adjusts to $49.0 million TTM EBITDA.

The Wells Fargo Facility and the Ableco Facility each contain a minimum TTM Fixed Charge Coverage Ratio of 1:1 which requires that Fixed Charges, as defined in the agreements, are at least equal to TTM EBITDA at the measurement date.

The Ableco Facility contains a maximum TTM Senior Leverage Ratio covenant which represents the ratio of senior debt to TTM EBITDA.  The ratio declines by 5/100ths each quarter: December 2010, 2.95; March 2011, 2.90; June 2011, 2.85; September 2011, 2.80; December 2011, 2.75 and March 2012, 2.70.  H&H Group is required to maintain a maximum TTM Senior Leverage Ratio covenant following the Ableco Facility schedule until such time as the Ableco Facility is paid in full.

The Wells Fargo Facility and the Ableco Facility each allow a maximum of $23 million for capital expenditures over the preceding four quarter period.

The Company is in compliance with all of the debt covenants at December 31, 2011.

Subordinated Notes and Warrants

In addition, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to SPII.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts (the “Exchange Agreement”), H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010, the “Indenture”), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee,  and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  The Subordinated Notes and Warrants may not be transferred separately until October 15, 2013.

All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017.  All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group’s subsidiaries and are secured by substantially all of their assets.  The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group’s option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”).  If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

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

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply the event that the Wells Fargo Facility and the Ableco Facility and any refinancing indebtednesses with respect thereto are repaid in full, and events of default.  The Company is in compliance with all of the debt covenants at December 31, 2011.

Page | 76

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

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 15, 2013, the Subordinated Notes are not detachable from the Warrants that were issued with the Subordinated Notes as units.  Accordingly, a pro rata portion of Warrants were also redeemed on October 14, 2011.  After giving effect to the redemption on October 14, 2011, the principal amount of the outstanding Subordinated Notes was approximately $40.6 million. During 2011, the Company redeemed a total of approximately $35.1 million principal amount of Subordinated Notes, including the October redemption.

Other Debt

A subsidiary of H&H has a mortgage agreement on its facility which is collateralized by the real property.  The mortgage balance was $7.0 million as of December 31, 2011.  The mortgage bore interest at LIBOR plus a margin of 2.7%, or 2.98%, at December 31, 2011.  The maturity date is October 2015.

The foreign loans reflect principally a $2.0 million borrowing by one of the Company’s Chinese subsidiaries as of December 31, 2011, which is collateralized by a mortgage on its facility.  The interest rate on the foreign loan was 5.25% at December 31, 2011.

The Company has approximately $3.8 million of irrevocable standby letters of credit outstanding as of December 31, 2011 which are not reflected in the accompanying consolidated financial statements. $2.8 million of the letters of credit guarantee various insurance activities and $1.0 million are for environmental and other matters. These letters of credit mature at various dates and some have automatic renewal provisions subject to prior notice of cancellation.

Capital Lease

On September 22, 2011, the Company signed a Master Lease Agreement with TD Equipment Finance, Inc. (“TD Equipment”) that allows the Company to finance equipment by adding individual lease schedules for specific pieces of equipment.  The equipment is sold to TD Equipment and leased back by the Company pursuant to the terms of the specific lease schedule signed.  As of December 31, 2011, the Company has leased equipment for which the present value of the minimum lease payments is $1.3 million.  The lease payments total $0.4 million each year through 2014 plus monthly interest at LIBOR plus 3.25%.  At the end of the lease term, the Company has the option to purchase the equipment for $100.00.  The equipment under this capital lease is included in Property, plant and equipment in the amount of $1.3 million, and the capital lease obligation is included in current Accrued liabilities and Other long-term liabilities on the consolidated balance sheet as of December 31, 2011.

Interest

The new debt agreements that the Company entered into on October 15, 2010 represented a refinancing of substantially all of its prior indebtedness, principally with its existing lenders or their affiliates.  The refinancing was effected through a newly formed, wholly-owned subsidiary of the Company, H&H Group, which is the direct parent of H&H and Bairnco.  Prior to the refinancing, H&H and Bairnco had separate credit arrangements. Interest rates on the refinanced debt are substantially less than those under the prior debt agreements and was the principal reason for a $10.0 million reduction in interest expense in 2011 as compared to 2010.

As of December 31, 2011, the revolving and term loans under the Wells Fargo Facility bore interest at rates ranging from 2.82% to 4.25%; and the Ableco Facility bore interest at rates ranging from 7.50% to 10.75%.  The Subordinated Notes bore interest at 10.00% as of December 31, 2011.  Weighted average interest rates for the years ended December 31, 2011 and 2010 were 6.20% and 11.58%, respectively.

Page | 77

Cash interest paid in 2011 and 2010 was $11.2 million and $10.1 million, respectively. The Company has not capitalized any significant amounts of interest in 2011 or 2010.

Note 18 – Earnings per Share

The computation of basic earnings or loss per common share is based upon the weighted average number of shares of Common Stock outstanding.  Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company has potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements (See Note 20-“Stock-Based Compensation”).

No common share equivalents were dilutive in 2011 or 2010 since the exercise price of the Company’s stock options and other stock-based incentive compensation arrangements was in excess of the average market price of the Company’s common stock.  As of December 31, 2011, stock options for an aggregate of 52,300 shares of common stock are excluded from the calculation of net income per share.

A reconciliation of the income and shares used in the earnings per share computations follows:

	Year Ended
	December 31,
(in thousands, except per share)	2011	2010

Income from continuing operations, net of tax	$ 136,593	$ 4,501
Weighted average number of common shares outstanding	12,555	12,179

Income from continuing operations, net of tax per common share	$ 10.88	$ 0.37

Net income from discontinued operations	$ 2,182	$ 589
Weighted average number of common shares outstanding	12,555	12,179

Net income from discontinued operations per common share	$ 0.17	$ 0.05

Net income	$ 138,775	$ 5,090
Weighted average number of common shares outstanding	12,555	12,179

Net income per common share	$ 11.05	$ 0.42

Note 19 – Stockholders’ Equity

Authorized and Outstanding Shares

The Company’s authorized capital stock is a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of Preferred Stock.

Of the authorized shares, no shares of Preferred Stock have been issued.  As of December 31, 2011 and 2010, 12,646,498 and 12,178,565 shares of Common Stock were issued and outstanding, respectively.

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

Page | 78

Other Comprehensive Income (Loss)

Other comprehensive income (loss) for the years ended December 31, 2011 and 2010 was as follows:

(in thousands)	Year Ended December 31,
Comprehensive Income (Loss)	2011	2010
Net income	$ 138,775	$ 5,090
Other comprehensive income (loss):
Changes in pension plan assets and other benefit obligations:
Curtailment/settlement loss	-	(64)
Current year actuarial loss	(93,680)	(25,556)
Amortization of actuarial loss	10,813	8,908
Amortization of prior service cost	62	63
Total changes in pension plan assets and other benefit obligations	(82,805)	(16,649)
Foreign currency translation adjustment	(1,751)	(814)
Increase in value of available-for-sale equity securities	7,835	-
Other comprehensive loss before income taxes	(76,721)	(17,463)
Income tax benefit related to other comprehensive loss	24,197	-
Total other comprehensive loss, net of tax	(52,524)	(17,463)
Comprehensive income (loss)	$ 86,251	$ (12,373)

Accumulated other comprehensive income (loss) balances, net of tax, as of December 31, 2011 and 2010 were as follows:

	2011	2010
Accumulated other comprehensive income (loss), net of tax:	(in thousands)
Net actuarial losses and prior service costs and credits	$ (195,330)	$ (139,114)
Unrealized gain on marketable equity securities	4,822	-
Foreign currency translation adjustment	2,119	3,249
	$ (188,389)	$ (135,865)

An income tax benefit of $24.2 million was recorded in Accumulated other comprehensive loss for 2011.  No amount was recorded for income taxes in Accumulated other comprehensive loss in 2010 due to the establishment of an offsetting deferred tax valuation allowance, which was reversed in 2011 (see Note 11-“Income Taxes”).

Note 20 – Stock-Based Compensation

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

Page | 79

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

The Company has recognized compensation expense related to the restricted shares of $3.1 million in 2011. Unearned compensation expense related to restricted shares at December 31, 2011 is $2.2 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Restricted stock activity under the Company’s 2007 Plan was as follows in 2011:

Restricted Stock	Shares (000's)

Restricted stock at December 31, 2010	-
Issued	473,784
Forfeited	(5,850)
Restricted stock at December 31, 2011	467,934

Vested at December 31, 2011	67,946
Non-vested at December 31, 2011	399,988

In July 2007, stock options were granted to certain employees and Directors under the 2007 Plan.  The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years.  The Company’s policy is to use shares of unissued common stock upon exercise of stock options.

In July 2007, The Company estimated the fair value of the stock options granted in accordance with GAAP using a Black-Scholes option-pricing model.  The expected average risk-free rate is based on U.S. treasury yield curve. The expected average life represents the period of time that options granted are expected to be outstanding.  Expected volatility is based on historical volatilities of HNH’s post-bankruptcy common stock. The expected dividend yield is based on historical information and management’s plan.

The Company has recorded no compensation expense related to its stock options in either 2011 or 2010 since the options fully vested prior to 2010.

Stock option activity under the Company’s 2007 Plan was as follows in 2011:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)

Outstanding options at December 31, 2010	58	$ 90.00	5.34	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	(6)	90.00	-	-
Outstanding at December 31, 2011	52	$ 90.00	4.34	-

Exercisable at December 31, 2011	52	$ 90.00	4.34	-

As of December 31, 2011 there was no unrecognized compensation cost related to non-vested share based compensation arrangements granted under the 2007 Plan. The total fair value of options vested in 2011 and 2010 was $-0-.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00 per share.  The bonus is payable immediately upon the sending of a notice by either board member, respectively.  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income in 2011 and $0.2 million of non-cash expense in 2010 related to these incentive arrangements.

As of December 31, 2011, there were 679,766 shares reserved for future issuance under the 2007 Plan.

Note 21 – Commitments and Contingencies

Operating Lease Commitments:

The Company leases certain facilities under non-cancelable operating lease arrangements.  Rent expense for the Company in 2011 and 2010 was $6.3 million and $7.9 million, respectively.  Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2012	$ 3,810
2013	2,460
2014	1,689
2015	1,204
2016	1,092
2017 and thereafter	3,978
$ 14,233

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco and part of its Arlon Electronic Materials segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year operating lease with two 5-year renewal options.  The annual lease payments are $570,000, and are subject to a maximum increase of 5% per annum.  The lease expires in 2023. Such amounts are included in the operating lease commitment table above.  Bairnco has agreed to guarantee the payment and performance of Arlon Inc. under the lease. To account for the sale leaseback, the property was removed from the books, but the recognition of a $1.8 million gain on the sale of the property was deferred and will be recognized ratably over the 15 year lease term as a reduction of lease expense.  Approximately $1.4 million and $1.5 million of such deferred gain was included in Other Long-term Liabilities on the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Page | 81

Legal Matters

Arista Development LLC v. Handy & Harman Electronic Materials Corporation

In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”).  Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts.  The plaintiff alleged that HHEM was liable for breach of contract relating to HHEM’s alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM’s termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination.  HHEM has denied liability and has been vigorously defending the case.  In November 2011, the parties agreed to dismiss the litigation without prejudice in order to focus their time, energies and resources on negotiating a settlement and not further litigating the matter unless and until they conclude that settlement is not reasonably possible.  It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM associated with this matter.

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

 Environmental Matters

H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for up to two years to prove no groundwater impact to the Sold Parcel.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H’s December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney’s fees, as the final settlement of H&H’s claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study with subsequent  evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

Page | 82

In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency’s potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of December 31, 2011, over and above the $1.0 million, total investigation and remediation costs of approximately $2.0 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon.  There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP’s have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H’s share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H’s obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy (“DOE”), has been completed with the exception of the Final Status Survey.  Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs.  It is currently anticipated that the DOE will turn over the Superfund site towards the end of 2012, allowing for mobilization in early 2013.  Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, which as noted above, is anticipated to be towards the end of 2012.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.

Page | 83

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM’s Licensed Site Professional’s partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL. On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM’s Licensed Site Professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site.  HHEM received notice on April 13, 2011 that the MADEP initiated a routine audit of the Class A-3 RAO.  MADEP subsequently requested clarification of several items and HHEM’s Licensed Site Professional provided a response letter on July 11, 2011.  HHEM anticipates resolution of the audit process before the end of 2012.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.5 million accrued related to estimated environmental remediation costs as of December 31, 2011.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.

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

There is insurance coverage available for many of the foregoing actions, which are being litigated in a variety of jurisdictions.  To date, HNH and its subsidiaries have not incurred and do not believe they will incur any significant liability with respect to these claims, which they are contesting vigorously.  However, it is possible that the ultimate resolution of such litigation and claims could have a material adverse effect on the Company’s results of operations, financial position and cash flows when they are resolved in future periods.

Note 22 - Related Party Transactions

As of December 31, 2011, SPH Group Holdings LLC (“SPHG Holdings”) was the direct owner of 7,014,736 shares of the Company’s common stock, representing approximately 55.47% of the outstanding shares.  The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. (“SP Holdings GP”).  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Chairman and Chief Executive Officer of SP Holdings GP.  Certain other affiliates of SP Holdings GP hold positions with the Company, including Glen M. Kassan, as Chief Executive Officer and Vice Chairman.

Page | 84

As more fully described in Note 17-“Debt”, on October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the Steel Trusts, each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to an affiliate of SPHG Holdings.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010, H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72,925,500 aggregate principal amount of 10% subordinated secured notes due 2017 (the “Subordinated Notes”) issued by H&H Group and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  On October 14, 2011, in connection with a redemption of $25.0 million of Subordinated Notes from all holders on a pro rata basis, H&H Group redeemed $12.5 million face amount of notes held by SPII for a total amount of $13.2 million, which included the redemption price of 102.8% of the principal amount, accrued but unpaid payment-in-kind-interest, plus accrued and unpaid cash interest. Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Units are not detachable and, accordingly, a pro rata portion of Warrants were also redeemed.  As of December 31, 2011, $0.6 million of accrued interest and $20.0 million of Subordinated Notes were owed to related parties.

On January 24, 2011, a special committee of the Board of Directors of the Company, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP Corporate”) in the amount of $1.95 million for services performed in 2010.  Such amount was paid in 2011. SP Corporate is an affiliate of SPHG Holdings and is controlled by the Company’s Chairman, Warren G. Lichtenstein.

The Company also incurred a management and services fee to SP Corporate of $1.74 million for services performed in 2011.  The management and services fees paid to SP Corporate were approved by a special committee of the Board, composed entirely of independent directors.  In connection with the approval of the management and services fee, in March 2011 the special committee of the Board also approved a sub-lease of office space from an affiliate of SPHG Holdings for an estimated aggregate occupancy charge of approximately $0.4 million per year.  In 2011, the management and services fee was paid as consideration for the services of Warren G. Lichtenstein, as Chairman of the Board, Glen M. Kassan, as Vice Chairman, and Jack L. Howard and John H. McNamara, Jr., both as directors.  In addition, in 2011 the management services fee was also paid as consideration for management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the Company’s businesses as well as Glen Kassan’s services as Chief Executive Officer, John Quicke’s services as a Vice President and other assistance from affiliates of SPHG Holdings.  As of December 31, 2011, $0.4 million of the management and services fee for 2011 was unpaid and recorded on the Company’s balance sheet as an accrued expense to SP Corporate.

In 2011 and 2010, the Company provided certain accounting services to Steel Partners Holdings (“SPH”).  The Company billed SPH $1.3 million and $0.6 million on account of services provided in 2011 and 2010, respectively. As of December 31, 2011, the Company has a receivable of $0.2 million recorded on its balance sheet from SPH.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00.  The bonus is payable immediately upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income in 2011 and $0.2 million of non-cash expense in 2010 related to these incentive arrangements.

Page | 85

In January 2012, the Company restructured its management services arrangements with SP Corporate.  On January 1, 2012, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate.  Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company’s Chief Executive Officer, and James F. McCabe, Jr., as the Company’s Chief Financial Officer, and certain other employees and corporate services.  The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries.  The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company.  The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

In connection with the Management Services Agreement, the Company also entered into an Asset Purchase Agreement, dated January 1, 2012 (the “Purchase Agreement”), pursuant to which the Company transferred to SP Corporate certain assets which had previously been used or held for use by the Company and its subsidiaries to provide corporate services to the Company and its affiliates.  In addition to certain fixed assets and contractual rights, approximately 37 employees of the Company and its subsidiaries were transferred to SP Corporate pursuant to the Purchase Agreement, including Mr. McCabe and certain other officers of the Company.  All of the Company’s officers who were transferred to SP Corporate pursuant to the Purchase Agreement continue to serve as officers of the Company pursuant to the Management Services Agreement.  The Company’s entry into the Management Services Agreement and the Purchase Agreement were also approved by a special committee of the Board, composed entirely of independent directors.

Note 23 –Segments

HNH, the parent company, manages a group of businesses on a decentralized basis.  HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials, and Kasco Blades and Route Repair Services.  The business units principally operate in North America.

Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ‘‘value added’’ of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company’s hedging and pricing models.  We believe that the business unit that comprises our Precious Metal segment is the North American market leader in many of the markets that it serves.

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world’s longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Page | 86

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications, and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.

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

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such operating companies have similar economic characteristics and share other qualitative characteristics.  Management reviews sales, gross profit, operating income, capital expenditures, working capital and free-cash flow to evaluate segment performance. Operating income for the segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses. Other income and expense, interest expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company’s management.

Page | 87

The following table presents information about segments for the years ended December 31, 2011 and 2010.

Statement of operations data:
(in thousands)	Year Ended December 31,
	2011	2010

Net Sales:
Precious Metal	$ 190,607	$ 128,360
Tubing	97,295	94,558
Engineered Materials	242,582	221,075
Arlon Electronic Materials	81,282	75,398
Kasco	52,251	48,821
Total net sales	$ 664,017	$ 568,212

Segment operating income:
Precious Metal (a)	24,747	14,455
Tubing (b)	13,371	13,361
Engineered Materials	24,298	20,911
Arlon Electronic Materials ( c)	8,348	8,808
Kasco (d)	4,227	1,349
Total segment operating income	74,991	58,884

Unallocated corporate expenses & non operating units	(19,318)	(14,241)
Unallocated pension expense	(6,357)	(4,349)
Income (loss) on disposal of assets	50	(44)
Income from continuing operations	49,366	40,250

Interest expense	(16,268)	(26,310)
Realized and unrealized gain (loss) on derivatives	418	(5,983)
Other expense	(1,513)	(180)
Income from continuing operations before tax	$ 32,003	$ 7,777

(a)  The results for the Precious Metal segment for 2011 and 2010 include gains of $1.9 million and $0.2 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

(b)  Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.

(c)  Segment operating income for the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write down certain unused land located in Rancho Cucamonga, California to fair value.

(d)  Segment operating income for the Kasco segment for 2010 includes $0.5 million of costs related to restructuring activities and $1.6 million of asset impairment charges associated with certain real property located in Atlanta, Georgia.

The following table presents revenue and long lived asset information by geographic area as of and for the years ended December 31. Long-lived assets in 2011 and 2010 consist of property, plant and equipment, plus approximately $7.8 million and $10.4 million, respectively, of land and buildings from previously operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included in other non-current assets on the consolidated balance sheets.

	December 31,
	2011	2010
Capital Expenditures	(in thousands)
Precious Metal	$ 1,574	$ 687
Tubing	3,061	3,686
Engineered Materials	2,250	2,215
Arlon Electronic Materials	5,055	2,552
Kasco	1,422	1,336
Corporate and other	64	129
	$ 13,426	$ 10,605

	December 31,
	2011	2010
Depreciation and amortization expense	(in thousands)
Precious Metal	$ 1,373	$ 1,472
Tubing	2,916	2,977
Engineered Materials	5,033	4,808
Arlon Electronic Materials	4,041	4,150
Kasco	2,199	2,588
Corporate and other	285	384
	$ 15,847	$ 16,379

	December 31,
	2011	2010
Total Assets	(in thousands)
Precious Metal	$ 50,550	$ 44,459
Tubing	41,346	39,141
Engineered Materials	137,490	126,926
Arlon Electronic Materials	65,778	67,622
Kasco	24,129	24,457
Corporate and other	173,897	21,640
Discontinued operations	-	29,303
	$ 493,190	$ 353,548

Foreign revenue is based on the country in which the legal subsidiary is domiciled. Neither revenue nor long-lived assets from any single foreign country was material to the consolidated revenues of the Company.

Geographic Information
	Revenue		Long-Lived Assets
(in thousands)	2011	2010	2011	2010

United States	$ 589,836	$ 514,992	$ 68,657	$ 76,483
Foreign	74,181	53,220	16,682	16,372
	$ 664,017	$ 568,212	$ 85,339	$ 92,855

Page | 89

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2011 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Grant Thornton LLP, the independent registered public accounting firm, who audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the  effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, which is included herein.

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

Page | 90

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

Page | 91

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(a) Listing of Documents

1.  Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets as of December 31, 2011 and 2010

•

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

•

Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following consolidated financial statement schedules for the years ended December 31, 2011 and 2010 are filed as part of this report:

•

Schedule I-Consolidated Financial Statements as of December 31, 2011 and 2010 (Parent Only)

•

Schedule II-Valuation and Qualifying Accounts and Reserves

3.  Exhibits

Page | 92

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of the Company, as most recently amended, effective on January 3, 2011.
3.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2010)
4.1

Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2011)

4.2

Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2011)

4.3

Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2011)

4.4

Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

4.5

Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

4.6

Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.  (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 29, 2011)

4.7	Form of Common Stock Purchase Warrant. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)
4.8	Form of Restricted Shares Agreement. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 11, 2011)
10.1

Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation (“WPSC”) and Wheeling-Pittsburgh Corporation (“WPC”), the Company and certain affiliates of WPSC, WPC and the Company. (incorporated by reference to Exhibit 99.1 to the Company’s Form 8-K filed May 30, 2001)

10.2	Supplemental Executive Retirement Plan. (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K filed December 27, 2006)
10.3

Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006)

10.4

Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)

10.5	2010 Bonus Plan of the Company. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 11, 2011)
*10.6	2011 Bonus Plan.
10.7	2007 Incentive Stock Plan. (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed November 4, 2010)
10.8

Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006. (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed January 4, 2007)

10.9	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008. (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed March 31, 2009)
10.10

Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009. (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K, filed March 31, 2009)

10.11

Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009. (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K, filed March 31, 2009)

10.12	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-K, filed March 31, 2009)
10.13

Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-K, filed March 31, 2009)

10.14	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-K, filed March 31, 2009)
10.15

Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-K, filed March 31, 2009)

*10.16	Management Services Agreement, dated as of January 1, 2012, by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC (“SP Corporate”)
*21.1	Subsidiaries of Registrant
*23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*

Exhibit 101.INS     XBRL Instance Document

*

Exhibit 101.SCH     XBRL Taxonomy Extension Schema

*

Exhibit 101.CAL     XBRL Taxonomy Extension Calculation Linkbase

*

Exhibit 101.DEF      XBRL Taxonomy Extension Definition Linkbase

*

Exhibit 101.LAB       XBRL Taxonomy Extension Label Linkbase

*

Exhibit 101.PRE       XBRL Taxonomy Extension Presentation Linkbase

* - filed herewith.

Page | 94

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2012.

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

By:	/s/ Warren G. Lichtenstein	March 12, 2012
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	March 12, 2012
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	March 12, 2012
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ John H. McNamara, Jr.	March 12, 2012
	John H. McNamara, Jr., Director	Date

By:	/s/ Jack L. Howard	March 12, 2012
	Jack L. Howard, Director	Date

By:	/s/ Robert Frankfurt	March 12, 2012
	Robert Frankfurt, Director	Date

By:	/s/ Mitchell I. Quain	March 12, 2012
	Mitchell I. Quain, Director	Date

By:	/s/ Garen W. Smith	March 12, 2012
	Garen W. Smith, Director	Date

By:	/s/Jeffrey A. Svoboda	March 12, 2012
	Jeffrey A. Svoboda, Director	Date

Page | 95

Schedule I

Handy & Harman Ltd. (PARENT ONLY)
Statements of Operations
(in thousands)	December 31,
	2011	2010
Cost and expenses:
Pension expense	$ (6,316)	$ (4,349)
Administrative and general expense	(3,526)	(4,174)
Restricted stock expense	(2,357)	-
Subtotal	(12,199)	(8,523)

Interest expense - H&H subordinated notes	(2,889)	(2,033)
Interest income - Bairnco loan	491	432
Equity in after- tax earnings of subsidiaries	40,044	15,435
Other expense - net	(3)	(8)
Income before taxes	25,444	5,303
Tax benefit (provision)	113,331	(213)
Net income	$ 138,775	$ 5,090

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

Handy & Harman Ltd. (PARENT ONLY)
Balance Sheets	December 31,
(in thousands)	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$ 1,591	$ 3,052
Deferred tax asset - current	17,456	-
Other current assets	95	94
Total current assets	19,142	3,146

Notes receivable from Bairnco	4,067	3,577
Investment in marketable securities	25,856	-
Deferred tax asset - long term	107,311	-
Investment in and advances to subsidiaries - net	144,676	125,416
	$ 301,053	$ 132,139
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$ 225	$ 47
Deferred tax liability - current	87	-
Accrued expenses	1,435	3,013
Total current liabilities	1,747	3,060

Accrued interest - Handy & Harman	8,106	5,217
Notes payable to Handy & Harman	60,664	41,929
Deferred tax liability - long term	(13,006)	-
Accrued pension liability	184,544	112,093
	242,055	162,299
Commitments and contingencies

Stockholders' Equity:
Preferred stock- $.01 par value; authorized 5,000
shares; issued and outstanding -0- shares	-	-
Common stock - $.01 par value; authorized 180,000 shares;
issued and outstanding 12,646 and 12,179 shares, respectively	127	122
Accumulated other comprehensive loss	(188,389)	(135,865)
Additional paid-in capital	555,746	552,844
Accumulated deficit	(308,486)	(447,261)
Total stockholders' equity (deficit)	58,998	(30,160)
Liabilities and stockholders' equity	$ 301,053	$ 132,139

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

Handy & Harman Ltd. (PARENT ONLY)
Consolidated Statements of Cash Flows	December 31,
	2011	2010
	(in thousands)

Cash Flows From Operating Activities
Net income	$ 138,775	$ 5,090
Non cash income and expenses
Payment in kind interest expense- H&H	2,889	2,033
Payment in kind interest income- Bairnco	(490)	(432)
Deferred income taxes	(113,490)	-
Equity in income of subsidiaries	(40,044)	(15,435)
Non-cash stock based compensation	2,837	223
Decrease/(increase) in working capital elements
Advances from affiliates	(424)	(41)
Pension payments-WHX plan	(15,235)	(9,522)
Other current assets and liabilities	(1,330)	1,429
Pension expense	6,316	4,349

Net cash used in operating activities	(20,196)	(12,306)

Cash Flows from Investing Activities
Investments in marketable equity securities	(18,021)	-
Dividends from subsidiaries	18,021	-

Net cash provided by (used in) investing activities	-	-

Cash Flows from Financing Activities
Notes payable - Handy & Harman	18,735	12,021
Notes receivable - Bairnco	-	-
Net cash provided by financing activities	18,735	12,021

Decrease in cash and cash equivalents	(1,461)	(285)

Cash and cash equivalents at beginning of period	3,052	3,258

Cash and cash equivalents at end of period	$ 1,591	$ 2,973

SEE NOTES TO PARENT ONLY FINANCIAL STATEMENTS

Page | 98

NOTES TO HANDY & HARMAN LTD. PARENT ONLY FINANCIAL STATEMENTS

Note 1 – Background

Basis of Presentation:

Handy & Harman Ltd. (Parent Only) (“HNH”) financial statements include the accounts of all subsidiary companies accounted for under the equity method of accounting.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted.  These HNH parent only financial statements are prepared on the same basis of accounting as the HNH consolidated financial statements, except that the HNH subsidiaries are accounted for under the equity method of accounting.  For a complete description of the accounting policies and other required GAAP disclosures, refer to the Company’s audited consolidated financial statements for the year ended December 31, 2011 contained in Item 8 of this Form 10-K (the “consolidated financial statements”).

HNH (formerly named WHX Corporation prior to January 3, 2011) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves.  Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets.  HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”) which owns Handy & Harman (“H&H”) and Bairnco Corporation (“Bairnco”).  HNH manages its group of businesses on a decentralized basis with operations principally in North America.  HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”), and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” shall refer to HNH together with all of its subsidiaries.

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

As of December 31, 2011, HNH, the parent company, had cash of approximately $1.6 million and current liabilities of approximately $1.7 million.  HNH, the parent company, held an equity investment in a public company with a  cost of $18.0 million and a market value of $25.9 million as of December 31, 2011, and as of March 5, 2012, HNH has invested an additional amount of $3.6 million in common stock of this public company.

At December 31, 2011, HNH, the parent company, held cash and cash equivalents which exceeded federally-insured limits by approximately $1.5 million, all of which was invested in a money market account that invests solely in US government securities.

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

Page | 99

Other Obligations

Pension Plan

The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan which totaled $184.5 million as of December 31, 2011 and $112.1 million as of December 31, 2010. .  In addition, a reduction in interest rates has caused a change in the discount rate that is used to value the pension liability on the balance sheet.  The Company expects to have required minimum contributions for 2012, 2013, 2014, 2015, 2016, and thereafter of $20.0 million, $19.4 million, $23.8 million, $19.5 million, $14.8 million, and $26.4 million respectively.   Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes.  Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Note 2 – Investment in and Advances to Subsidiaries – Net

The following table details the investments in and advances to associated companies, accounted for under the equity method of accounting.

	December 31,
	2011	2010
	(in thousands)

Handy & Harman Group Ltd	$ 144,676	$ 125,416
Investment in and advances to subsidiaries - net	$ 144,676	$ 125,416

Note 3 – Equity in Earnings (Loss) of Subsidiaries

	December 31,
	2011	2010
	(in thousands)
Handy & Harman	$ -	$ 14,732
Bairnco	-	1,338
Handy & Harman Group Ltd.	40,044	(635)
	$ 40,044	$ 15,435

Note 4 – Related Party Transactions

As of December 31, 2011, SPH Group Holdings LLC (“SPHG Holdings”) was the direct owner of 7,014,736 shares of the Company’s common stock, representing approximately 55.47% of the outstanding shares.  The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. (“SP Holdings GP”).  Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Chairman and Chief Executive Officer of SP Holdings GP.  Certain other affiliates of SP Holdings GP hold positions with the Company, including Glen M. Kassan, as Chief Executive Officer and Vice Chairman.

Page | 100

On January 24, 2011, a special committee of the Board of Directors of the Company, composed entirely of independent directors, approved a management and services fee to be paid to SP Corporate Services, LLC (“SP Corporate”) in the amount of $1.95 million for services performed in 2010.  Such amount was paid in 2011. SP Corporate is an affiliate of SPHG Holdings and is controlled by the Company’s Chairman, Warren G. Lichtenstein.

The Company also incurred a management and services fee to SP Corporate of $1.74 million for services performed in 2011.  The management and services fees paid to SP Corporate were approved by a special committee of the Board, composed entirely of independent directors.  In connection with the approval of the management and services fee, in March 2011 the special committee of the Board also approved a sub-lease of office space from an affiliate of SPHG Holdings for an estimated aggregate occupancy charge of approximately $0.4 million per year.  In 2011, the management and services fee was paid as consideration for the services of Warren G. Lichtenstein, as Chairman of the Board, Glen M. Kassan, as Vice Chairman, and Jack L. Howard and John H. McNamara, Jr., both as directors.  In addition, in 2011 the management services fee was also paid as consideration for management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the Company’s businesses as well as Glen Kassan’s services as Chief Executive Officer, John Quicke’s services as a Vice President and other assistance from affiliates of SPHG Holdings.  As of December 31, 2011, $0.4 million of the management and services fee for 2011 was unpaid and recorded on the Company’s balance sheet as an accrued expense to SP Corporate.

On July 6, 2007, the Compensation Committee of the Board of Directors of the Company adopted incentive arrangements for Mr. Kassan and Mr. Lichtenstein. These arrangements provide, among other things, for each to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company’s stock price and $90.00.  The bonus is payable immediately upon the sending of a notice by either Mr. Kassan or Mr. Lichtenstein, respectively  The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.1 million of non-cash income in 2011 and $0.2 million of non-cash expense in 2010 related to these incentive arrangements.

In January 2012, the Company restructured its management services arrangements with SP Corporate.  On January 1, 2012, the Company and Handy & Harman Group Ltd., a wholly-owned subsidiary of the Company (“H&H Group”), entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate.  Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company’s Chief Executive Officer, and James F. McCabe, Jr., as the Company’s Chief Financial Officer, and certain other employees and corporate services.  The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries.  The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company.  The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

In connection with the Management Services Agreement, the Company also entered into an Asset Purchase Agreement, dated January 1, 2012 (the “Purchase Agreement”), pursuant to which the Company transferred to SP Corporate certain assets which had previously been used or held for use by the Company and its subsidiaries to provide corporate services to the Company and its affiliates.  In addition to certain fixed assets and contractual rights, approximately 37 employees of the Company and its subsidiaries were transferred to SP Corporate pursuant to the Purchase Agreement, including Mr. McCabe and certain other officers of the Company.  All of the Company’s officers who were transferred to SP Corporate pursuant to the Purchase Agreement continue to serve as officers of the Company pursuant to the Management Services Agreement.  The Company’s entry into the Management Services Agreement and the Purchase Agreement were also approved by a special committee of the Board, composed entirely of independent directors.

H&H has made unsecured loans to HNH, as permitted under H&H’s loan and security agreements, to make payments to the WHX Pension Plan and for other general business purposes.  As of December 31, 2011 and 2010, the total outstanding balance of notes payable to H&H was $60.7 million and $41.9 million, respectively. These notes payable accrue interest at 5%.  Interest payable to H&H as of December 31, 2011 and 2010 was $8.1 million and $5.2 million respectively.

Page | 101

During 2009, HNH made a subordinated loan to Bairnco of $3.0 million as permitted under Bairnco’s loan and security agreements.  The subordinated loan accrues interest at 12.75%.  As of December 31, 2011, the outstanding balance of this note receivable was $3.0 million, and interest receivable from Bairnco as of December 31, 2011 was $1.1 million.

Note 5 –Investments

On December 31, 2011, the Company holds an investment in the common stock of a public company which is classified as an available-for-sale security.  The cost basis of the security, which includes brokerage commissions, was $18.0 million and the fair value as of December 31, 2011 was $25.9 million.  The unrealized gain of $7.8 million is included in Accumulated Other Comprehensive Income, net of income tax of $3.0 million, on the consolidated Balance Sheet and also on the consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Income (Loss).  There has been no effect from such securities on the consolidated Statement of Operations.  There have been no sales or realized gains or losses from marketable securities, and no impairments, whether other-than-temporary or not, have been recognized.  On various dates after December 31, 2011, the Company continued to invest in the public company’s stock.

Note 6 –Restricted Stock Expense

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

HNH, the parent, has recognized compensation expense related to the restricted shares of $2.4 million in 2011, and its subsidiaries have recognized $0.7 million.  Unearned compensation expense related to restricted shares at December 31, 2011 is $2.2 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Restricted stock activity under the Company’s 2007 Plan was as follows in 2011: 467,934 shares of restricted stock were issued and are outstanding as of December 31, 2011, of which 67,946 shares were vested and 399,988 shares were not vested.

Page | 102

As of December 31, 2011, there were 679,766 shares reserved for future issuance under the 2007 Plan.

Note 7 –Income taxes

As of December 31, 2010, the Company had established a deferred tax valuation allowance of $116.7 million against its deferred tax assets.  The valuation allowance was recorded because the realizability of the deferred tax benefits of the Company’s net operating loss carryforwards and other deferred tax assets was not considered “more likely than not”.  In the fourth quarter of 2011, the Company changed its judgment about the realizability of its deferred tax assets.  The recognition of this non-cash tax benefit followed an assessment of the Company’s domestic operations and of the likelihood that the deferred tax assets will be realized. We considered factors such as future operating income of our subsidiaries, expected future taxable income, mix of taxable income, and available carryforward periods.  As a result, we estimated that it is more likely than not that we will be able to realize the benefit of certain deferred tax assets.  However, in certain jurisdictions, we do not consider it more likely than not that all of our state net operating loss carryforwards will be realized in future periods, and have retained a valuation allowance against those.  Because the determination of the realizability of deferred tax assets is based upon management’s judgment of future events and uncertainties, the amount of the deferred tax assets realized could be reduced if actual future income or income tax rates are lower than estimated.

In accordance with GAAP under ASC 740, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset in future years should be included in income from continuing operations in the period of the change.  Accordingly, in the fourth quarter of 2011, the Company recorded a non-cash tax benefit in Income from continuing operations, net of tax as a result of the reversal of its deferred tax valuation allowance.

On the consolidated balance sheet as of December 31, 2011, the increase in net deferred tax assets as compared to December 31, 2010 was principally due to the non-cash reversal of the deferred tax valuation allowance, as well as the tax benefit of a 2011 net comprehensive loss recognized in Accumulated Other Current Loss on the balance sheet.

Included in deferred tax assets as of December 31, 2011 are U.S. federal NOLs of $183.0 million ($64.1 million tax-effected), as well as certain state NOLs.  The U.S. federal NOLs expire between 2018 and 2029. Also included in deferred tax assets are tax credit carryforwards of $2.4 million.

In 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy.  Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations.  Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company’s U.S. federal NOLs of $183.0 million as of December 31, 2011 include a reduction of $31.0 million ($10.8 million tax-effect).

Page | 103

HANDY & HARMAN LTD.

Schedule II – Valuation and Qualifying Accounts and Reserve

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Additions/ (Deductions)		Balance at End of Period

Year ended December 31, 2011
Valuation allowance on foreign, state and local NOL's	$ 4,441	$ (1,849)	$ -		$ 2,592
Valuation allowance on federal NOL's	65,449	(65,449)	-		-
Valuation allowance on other net deferred tax assets	46,799	(46,799)	-		-
	$ 116,689	$ (114,097)	$ -		$ 2,592

Allowance for Doubtful Accounts	$ 2,198	$ 551	$ (284)	(3)	$ 2,465

Year ended December 31, 2010 (1)
Valuation allowance on foreign, state and local NOL's	$ 4,946	$ (505)	$ -		$ 4,441
Valuation allowance on federal NOL's	72,584	(7,135)	-		65,449
Valuation allowance on other net deferred tax assets	35,763	15,639	(4,603)	(2)	46,799
	$ 113,293	$ 7,999	$ (4,603)		$ 116,689

Allowance for Doubtful Accounts	$ 2,172	$ 387	$ (361)	(3)	$ 2,198

(1)

Amounts have been recast to remove discontinued operations.

(2)

Increase (decrease) in valuation allowance relates principally to the change in deferred taxes associated with minimum pension liabilities recorded in other comprehensive income.

(3)

Decrease principally due to write-offs of accounts deemed uncollectible.

Page | 104