Form 10-K/A
period 2011-12-31
HANDY & HARMAN LTD.
filed 2012-04-30
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number 1-2394

HANDY & HARMAN LTD.
(formerly known as WHX Corporation)
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State or other jurisdiciton of of incorporation or organization)	(IRS Employer Identification No.)

1133 Westchester Avenue, Suite N222
White Plains, New York	10604
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code:  914-461-1300

Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $.01 par value	NASDAQ Capital Market

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

On April 25, 2012, there were approximately 13,131,404 shares of common stock, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

 EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A is to amend and restate Part III, Items 10 through 14, of the previously filed Annual Report on Form 10-K of Handy & Harman Ltd. (“HNH” or the “Company”) for the year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. The Company has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III and Part IV of the Original Form 10-K is hereby amended and restated as set forth below.

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

For the Year Ended December 31, 2011

i

PART III

Item 10.                      Directors and Executive Officers of the Company

Set forth below are the names and ages of the directors and executive officers of the Company and their principal occupations at present and for the past five years.  The directors of the Company are elected to serve until the next annual meeting of stockholders and until their respective successors have been duly elected and qualified.  While neither the Board of Directors of the Company (the “Board”), nor the Nominating Committee, has adopted a formal policy with regard to the consideration of diversity when evaluating candidates for election to the Board, it is the Company’s goal to have a balanced Board, with members whose skills, background and experience are complimentary and, together, cover the variety of areas that impact the Company’s business.  Our executive officers are appointed by the Board and serve until their successors have been duly appointed and qualified.  There are, to the knowledge of the Company, no agreements or understandings by which these individuals were so selected.  No family relationships exist between any directors or executive officers, as such term is defined in Item 402 of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Board has adopted independence standards for directors that conform to the standards required by the NASDAQ Stock Market (“NASDAQ”) for listed companies.  Based on the Company’s director independence standards, the Board has affirmatively determined that Robert Frankfurt, Mitchell I. Quain and Garen W. Smith are independent.

Directors
Name	Age	All Offices with the Company	Director Since
Warren G. Lichtenstein	46	Chairman of the Board	2005
Glen M. Kassan	68	Vice Chairman and Chief Executive Officer	2005
Jack L. Howard	50	Vice Chairman of the Board	2005
Robert Frankfurt*	46	Director	2008
John H. McNamara, Jr.	48	Director	2008
Mitchell I. Quain*	60	Director	2011
Garen W. Smith*	69	Director	2002
Jeffrey A. Svoboda	60	Director, Senior Vice President of HNH and President and Chief Executive Officer of Handy & Harman Group Ltd. (“HNH Group”)	2011
_______________
*	Member of the Compensation Committee, Nominating Committee and the Audit Committee.

 Executive Officers (non-directors)
Name	Age	All Offices with the Company	Officer Since
James F. McCabe, Jr.	49	Chief Financial Officer and Senior Vice President	2007
Leonard J. McGill	54	Senior Vice President, Chief Legal Officer & Assistant Secretary	2012

Business Background and Qualifications of Members of the Board

We believe that the collective skills, professional experiences and qualifications of our directors provide our Board with the expertise and experience necessary to advance the interests of our stockholders.  While the Nominating Committee of our Board does not have any specific, minimum qualifications that must be met by each of our directors, it uses a variety of criteria to evaluate the qualifications and skills necessary for each member of the Board.  In addition to the individual attributes of each of our current directors described below, we believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards.  They should have broad experience at the policy-making level in business, exhibit commitment to enhancing stockholder value and have sufficient time to carry out their duties and to provide insight and practical wisdom based on their past experience.

 The following is a summary of the business background and experience of each of the persons named above:

Warren G. Lichtenstein, Chairman of the Board.

Warren G. Lichtenstein, age 46, has served as Chairman of the Board of the Company since July 2005.  Mr. Lichtenstein has served as the Chairman of the Board and Chief Executive Officer of the general partner of Steel Partners Holdings L.P. (“Steel Holdings”), a global diversified holding company that owns and operates businesses and has significant interests in leading companies in a variety of industries, including diversified industrial products, energy, defense, banking, insurance, and food products and services, since July 15, 2009.  He is also the Chairman and Chief Executive Officer of Steel Partners LLC (“Steel Partners), a subsidiary of Steel Holdings, and has been associated with Steel Partners and its affiliates since 1990.  He is a Co-Founder of Steel Partners Japan Strategic Fund (Offshore), L.P., a private investment partnership investing in Japan, and Steel Partners China Access I LP, a private equity partnership investing in China.  He also co-founded Steel Partners II, L.P. (“SPII”), a private investment partnership that is now a wholly-owned subsidiary of Steel Holdings, in 1993.  Mr. Lichtenstein has served as a director of GenCorp Inc., a manufacturer of aerospace and defense products and systems with a real estate business segment, since March 2008.  He has served as a director of SL Industries, Inc. (“SLI”), a company that designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic and specialized communication equipment, since March 2010.  He previously served as a director (formerly Chairman of the Board) of SLI from January 2002 to May 2008 and served as Chief Executive Officer from February 2002 to August 2005.  He has served as a director (currently Chairman of the Board) of Steel Excel Inc. (“Steel Excel”), a company whose business is expected to consist primarily of capital redeployment and identification of new, profitable operations in the sports, training, education, entertainment and lifestyle businesses, since October 2010.  Mr. Lichtenstein served as the Chairman of the Board, President and Chief Executive Officer of SP Acquisition Holdings, Inc. (“SPAH”), a company formed for the purpose of acquiring one or more businesses or assets, from February 2007 until October 2009.  He served as a director of WebFinancial Corporation, a predecessor entity of Steel Holdings, from 1996 to June 2005, as Chairman and Chief Executive Officer from December 1997 to June 2005 and as President from December 1997 to December 2003.  From May 2001 to November 2007, Mr. Lichtenstein served as a director (formerly Chairman of the Board) of United Industrial Corporation (“United Industrial”), a company principally focused on the design, production and support of defense systems, which was acquired by Textron Inc.  He served as a director of KT&G Corporation, South Korea’s largest tobacco company, from March 2006 to March 2008.  Mr. Lichtenstein served as a director of Layne Christensen Company, a provider of products and services for the water, mineral, construction and energy markets, from January 2004 to October 2006.  We believe Mr. Lichtenstein is qualified to serve as Chairman of the Board due to his expertise in corporate finance, record of success in managing private investment funds and his related service as a director of, and advisor to, a diverse group of public companies, including other companies having attributes similar to the Company.

Glen M. Kassan, Vice Chairman and Chief Executive Officer.

Glen M. Kassan, age 68, has served as a director of the Company since July 2005 and as the Company’s Vice Chairman of the Board and Chief Executive Officer since October 2005.   He is a Managing Director and operating partner of Steel Partners and has been associated with Steel Partners and its affiliates since August 1999.  He served as the Vice President, Chief Financial Officer and Secretary of a predecessor entity of Steel Holdings from June 2000 to April 2007.  He has served as a director of SLI since January 2002 and its Chairman of the Board since May 2008.  He previously served as SLI’s Vice Chairman of the Board from August 2005 to May 2008, its President from February 2002 to August 2005, its interim Chief Executive Officer from June 14, 2010 to June 29, 2010 and its interim Chief Financial Officer from June 14, 2010 to August 30, 2010.  He was a director of United Industrial from October 2002 to November 2007.  We believe Mr. Kassan is qualified to serve as a Vice Chairman of the Board due to his years of experience and record of success in leadership positions in other manufacturing, industrial and other public companies having attributes similar to the Company as well as the expertise he possesses in capital markets and corporate finance.

Jack L. Howard, Vice Chairman.

Jack L. Howard, age 50, has been Vice Chairman of the Board since March 2012 and has served as a director of the Company since July 2005.  He has been a registered principal of Mutual Securities, Inc., a FINRA registered broker-dealer, since 1989.  Mr. Howard is currently the President of the general partner of Steel Holdings.  He is the President of Steel Partners and has been associated with Steel Partners and its affiliates since 1993.  Mr. Howard co-founded SPII in 1993.  He has been a director of Steel Excel since December 2007.  Mr. Howard has also served as a director of DGT Holdings Corp., a company primarily engaged in the design, manufacture and marketing of medical and dental imaging systems, since September 2011.  Mr. Howard served as Chairman of the Board of a predecessor entity of Steel Holdings from June 2005 to December 2008, as a director from 1996 to December 2008 and its Vice President from 1997 to December 2008.  From 1997 to May 2000, he also served as Secretary, Treasurer and Chief Financial Officer of Steel Holdings’ predecessor entity.  Mr. Howard served as a director of SPAH from February 2007 until June 2007, and was Vice-Chairman from February 2007 until August 2007.  He also served as Chief Operating Officer and Secretary of SPAH from June 2007 and February 2007, respectively, until October 2009.  He currently holds the securities licenses of Series 7, Series 24, Series 55 and Series 63.  We believe Mr. Howard is qualified to serve as Vice Chairman of the Board due to his financial expertise and record of success as a director, chairman and top-level executive officer of numerous public companies.

Robert Frankfurt, Director.

Robert Frankfurt, age 46, has been a director of the Company since November 2008.  Mr. Frankfurt is the founder of Myca Partners, Inc., an investment advisory services firm, and has served as its President since November 2006.  From February 2005 through December 2005, Mr. Frankfurt served as the Vice President of Sandell Asset Management Corp., a privately owned hedge fund.  From October 2002 through January 2005, Mr. Frankfurt was a private investor.  Mr. Frankfurt has been a director of Peerless Systems Corp., a public company that licenses and sells imaging and networking technologies and components to the digital document markets, since November 2010.  Mr. Frankfurt has been a director of Mercury Payment Systems, Inc., a private company that provides integrated transaction processing, since October 2010.  Mr. Frankfurt graduated from the Wharton School of Business at the University of Pennsylvania with a B.S. in Economics and received an M.B.A. from the Anderson Graduate School of Management at University of California at Los Angeles.  We believe Mr. Frankfurt is qualified to serve as a member of the Board due to his years of experience with private investing and investment advising and his post-graduate education, which provide him with comprehensive financial and accounting expertise.

John H. McNamara, Jr., Director.

John H. McNamara, Jr., age 48, has served as a director of the Company since February 2008.  He is a Managing Director and investment professional of Steel Partners and has been associated with Steel Partners and its affiliates since May 2006.  He has also served as a director of Fox & Hound Restaurant Group, an owner and operator of entertainment restaurants, since April 2008.  Mr. McNamara has served as Chairman of the Board of Directors of WebBank, a Utah chartered industrial bank that is a wholly-owned subsidiary of Steel Holdings, since May 2009.  Mr. McNamara served as a director of SLI from May 2008 until June 2011.  Mr. McNamara also served as a director of a predecessor entity of Steel Holdings from April 2008 to December 2008, and was its Chief Executive Officer from June 2008 to December 2008.  Prior to working at Steel Partners, Mr. McNamara was a Managing Director and Partner at Imperial Capital LLC, an investment banking firm, which he joined in 1995.  As a member of its Corporate Finance Group he provided advisory services for middle market companies in the areas of mergers and acquisitions, restructurings and financings.  Mr. McNamara began his career at Bay Banks, Inc., a commercial bank, where he served in lending and work-out capacities.  We believe Mr. McNamara is qualified to serve as a member of the Board due to his record of success in leadership positions in other public companies and extensive expertise in corporate finance, particularly in the areas of mergers and acquisitions, restructuring and refinancing.

Mitchell I. Quain, Director.

Mitchell I. Quain, age 60, has served as a director of the Company since June 2011.  Mr. Quain has been a Managing Director of One Equity Partners, a private investment firm, since 2009.  From 2006 through 2009, he was a Senior Director of ACI Capital Corp., a private investment firm.  From 2002 through 2005, Mr. Quain served as Chairman of Register.Com, Inc., an internet services provider, and from 1997 to 2001 he was employed with ABN AMRO and its predecessors in several capacities, including Vice Chairman.  Mr. Quain also serves as Chairman of the Board of Directors of MagneTek, Inc., a manufacturer of digital power and motion control systems, and a director of each of Hardinge Inc., a global designer, manufacturer and distributor of machine tools, Titan International, Inc., a supplier of wheel and tire assemblies, Astro-Med, Inc., a manufacturer of high tech specialty printing systems, electronic medical instrumentation, and data acquisition systems for test and measurement, and RBC Bearings Incorporated, an international manufacturer and marketer of highly engineered precision bearings and components.  Mr. Quain received a M.B.A. with Distinction from the Harvard Business School and is a Chartered Financial Analyst.  We believe Mr. Quain is qualified to serve as a member of the Board due to his working knowledge of capital markets gained from his experiences as an investment professional and his service as a director of other publicly-traded manufacturers.

Garen W. Smith, Director.

Garen W. Smith, age 69, has served as a director of the Company since 2002.  Mr. Smith is Vice President, Secretary and Treasurer of New Abundance Corp., a business consulting company.  Mr. Smith served as Vice President, Secretary and Treasurer of Abundance Corp., a consulting company that provided services to the Company, from 2002 to February 2005.  In addition, he was President and Chief Executive Officer of Unimast Incorporated (“Unimast”) from 1991 to 2002.  Mr. Smith has served as a director of Phillips Manufacturing Company since November 2006.  Mr. Smith also serves on the advisory board of Steel Warehouse Company, Inc.  Mr. Smith is also currently the President of Grove Park Associates, a small, regional residential developer.  Mr. Smith received his Bachelor of Science degree in Civil Engineering from Penn State University in 1964 and his Masters of Engineering degree (Civil Engineering) from Penn State University in 1966.  We believe Mr. Smith is qualified to serve as a member of the Board due to his years of experience and record of success in leadership positions in other manufacturing and industrial companies having attributes similar to the Company.

Jeffrey A. Svoboda, Director, Senior Vice President of HNH and President and Chief Executive Officer of HNH Group.

Mr. Svoboda, age 60, has served as a director of the Company since June 2011 and has been President and Chief Executive Officer of each of HNH Group, since August 2011, Handy & Harman (“H&H”), since January 2008, and Bairnco Corporation (“Bairnco”), since January 2009.  Mr. Svoboda has also served as a Senior Vice President of the Company since March 2009.  Mr. Svoboda has previously served as a Group Executive and Corporate Vice President of Danaher Corporation from 2001 through 2007.  From 1998 through 2001, he was with Fortune Brands as President of Moen Incorporated.  Prior positions included Vice President of Manufacturing and Distribution for Black & Decker, General Manager of International Marketing and Sales for General Electric Appliances, and President of Electro Componentes de Mexico, an affiliate of General Electric.  We believe Mr. Svoboda is qualified to serve as a member of the Board due to his familiarity with the Company and its operations and his experience with other manufacturing and industrial companies having attributes similar to the Company.

Business Background and Qualifications of Executive Officers that are not also Directors

James F. McCabe, Jr., Chief Financial Officer, Senior Vice President and President, Shared Services.

James F. McCabe, Jr., age 49, has been Senior Vice President of the Company since March 2007, and Chief Financial Officer of the Company since August 2008, and holds similar positions in substantially all of the Company’s subsidiaries.  Mr. McCabe has also served as President, Shared Services of the Company since March 2011.  In addition, since October 2011, Mr. McCabe has served as the Chief Financial Officer of the general partner of Steel Holdings and as an officer of certain of its affiliates.  See “Item 13.Certain Relationships and Related Transactions, and Director Independence.”  From July 2004 to February 2007, Mr. McCabe served as Vice President of Finance and Treasurer, Northeast Region, of American Water Works Company, a public water utility.  From August 1991 to September 2003, he was with Teleflex Incorporated, a diversified global industrial company, where he served in senior management positions including President of Teleflex Aerospace, President of Sermatech International, Chief Operating Officer of Sermatech International, President of Airfoil Technologies International and Chief Financial Officer of Teleflex Aerospace.

Leonard J. McGill, Senior Vice President, Chief Legal Officer & Assistant Secretary.

Leonard J. McGill, age 54, was appointed Senior Vice President, Chief Legal Officer and Assistant Secretary of the Company in January 2012. He joined Steel Partners in November 2011 and has been Senior Vice President, General Counsel & Secretary of the general partner of Steel Holdings since January 2012.  Previously, from May 2010 to October 2011, Mr. McGill was Senior Vice President, Secretary & General Counsel of Ameron International Corporation, a multinational manufacturer of highly-engineered products and materials for the chemical, industrial, energy, transportation and infrastructure markets, and from 2002 to 2010 was with Fleetwood Enterprises, Inc., a producer and distributor of recreational vehicles and manufactured housing, where he was Senior Vice President, General Counsel & Secretary. Fleetwood filed for Chapter 11 bankruptcy protection in March 2009. Prior to joining Fleetwood Mr. McGill was of counsel to the international law firm of Gibson Dunn & Crutcher LLP.  He is a graduate of the Georgetown University Law Center.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company and written representations that no Form 5 or amendments thereto were required, the Company believes that during the fiscal year ended December 31, 2011, its directors and officers, and greater than 10% beneficial owners, have complied with all Section 16(a) filing requirements, with the exception of one report on Form 4 filed by SPH Group Holdings LLC (“SPHG Holdings”).

The Board’s Leadership Structure

Since July 2005, Warren Lichtenstein has held the position of Chairman of the Board and Jack Howard has held the position of Vice Chairman since March 2012.  Glen Kassan has held the positions of Vice Chairman and Chief Executive Officer of the Company since October 2005.   This arrangement allows our Chairman to lead the Board and to be the Company’s principal spokesman with regards to the investment and financial communities while the Chief Executive Officer of the Company has focused primarily on managing the daily operations of the Company.  The separation of duties provides strong leadership for the Board while allowing the Chief Executive Officer to be the leader of the Company for customers, employees and stockholders.  We do not have a Lead Independent Director.  Rather, the Company’s three independent directors, who are the sole members of the Audit, Compensation and Nominating Committees, provide strong independent leadership for each of those three committees.  The three independent directors meet in executive session from time to time, as deemed appropriate in their discretion, in their various capacities, and as the Audit Committee, the three independent directors meet in executive sessions with our outside auditors on a regular basis.

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

Code of Ethics

The Company has adopted a code of conduct that applies to all of its directors, officers and employees and has adopted and made applicable to all employees of the Company the Steel Partners Holdings Code of Business Conduct and Ethics (together, the “Codes of Conduct”).  The Codes of Conduct are reasonably designed to deter wrongdoing and to promote (i) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, (ii) full, fair, accurate, timely and understandable disclosure in reports and documents filed with, or submitted to, the SEC and in other public communications made by the Company, (iii) compliance with applicable governmental laws, rules and regulations, (iv) the prompt internal reporting of violations of the Codes of Conduct to appropriate persons identified in the Codes of Conduct, and (v) accountability for adherence to the Codes of Conduct. The Codes of Conduct are available on the Company’s website at www.handyharman.com.  Amendments to the Codes of Conduct and any grant of a waiver from a provision of the Codes of Conduct requiring disclosure under applicable SEC rules will be disclosed on the Company’s website at www.handyharman.com.  The Company has implemented a web-based method for anonymous reporting of concerns at www.handyharman.ethicspoint.com.

Audit Committee

The Company has a separately standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The Audit Committee has a charter, a current copy of which is available on the Company’s website, www.handyharman.com.  The members of the Audit Committee currently are Robert Frankfurt, Garen W. Smith and Mitchell I. Quain.  Each of Messrs. Frankfurt, Smith and Quain are non-employee members of the Board.  After reviewing the qualifications of the current members of the Audit Committee, and any relationships they may have with the Company that might affect their independence from the Company, the Board has determined that (1) all current Audit Committee members are “independent” as that concept is defined in Section 10A of the Exchange Act, (2) all current Audit Committee members are financially literate, and (3) Mr. Quain qualifies as an “audit committee financial expert” under the applicable rules promulgated pursuant to the Exchange Act.  The Audit Committee met six times during the fiscal year ended December 31, 2011.

Compensation Committee

The Company has a separately standing Compensation Committee.  The Compensation Committee has a charter, a current copy of which is available on the Company’s website,  www.handyharman.com.  The current members of the Compensation Committee are Robert Frankfurt, Garen W. Smith and Mitchell I. Quain.  Each of Messrs. Frankfurt, Smith and Quain are non-employee members of the Board.  The Compensation Committee reviews compensation arrangements and personnel matters.  The Compensation Committee charter provides that the Compensation Committee may delegate certain duties to a consultant and/or advisor.  The Compensation Committee met five times during the fiscal year ended December 31, 2011.

Nominating Committee

The Company has a separately standing Nominating Committee.  The Nominating Committee has a charter, a current copy of which is available on the Company’s website,  www.handyharman.com.  The current members of the Nominating Committee are Robert Frankfurt, Garen W. Smith and Mitchell I. Quain.  Each of Messrs. Frankfurt, Smith and Quain are non-employee members of the Board.  The Nominating Committee evaluates and selects, or recommends to the full Board for their selection, nominees for directors.  The Nominating Committee Charter provides that the Nominating Committee may delegate certain duties to a consultant and/or advisor.  The Nominating Committee met twice during the fiscal year ended December 31, 2011.

Item 11.                      Executive Compensation.

The following table sets forth all compensation awarded to, paid to or earned by the following type of executive officers for each of the Company’s last two completed fiscal years: (i) individuals who served as, or acted in the capacity of, the Company’s principal executive officer for the fiscal year ended December 31, 2011; and (ii) the Company’s two most highly compensated executive officers, other than the Company’s principal executive officer, who were serving as executive officers at the end of the fiscal year ended December 31, 2011.  We refer to these individuals collectively as our “Named Executive Officers.”

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)		Total Compensation ($)
(a)	(b)	(c)		(d)	(e)	(i)		(j)
Glen M. Kassan	2011	--	(2)	--	1,077,000	--		1,077,000
Chief Executive Officer	2010	--	(2)	--	--	--		--
Jeffrey A. Svoboda	2011	537,846		378,998	753,900	24,894	(3)	1,695,638
Senior Vice President of HNH and President and Chief Executive Officer of HNH Group	2010	522,154		464,400	--	23,036	(3)	1,009,590
James F. McCabe	2011	336,192		180,870	269,250	53,017	(4)	839,329
Chief Financial Officer and Senior Vice President	2010	320,640		223,859	--	63,131	(4)	607,630
____________
(1)
This column represents the grant date fair value of equity awards calculated in accordance with FASB ASC Topic 718.  See Note 20 to our audited consolidated financial statements in the Original Form 10-K for details as to the assumptions used to determine the fair value of the awards.

(2)
In each of 2011 and 2010, in lieu of paying Mr. Kassan’s annual salary, the Company was charged a management and services fee by SP Corporate Services, LLC (“SP Corporate”) in consideration for the services of Mr. Kassan and others.  Mr. Kassan is a Managing Director and operating partner of Steel Partners, an affiliate of SP Corporate. See “Item 13.Certain Relationships and Related Transactions, and Director Independence.”

(3)	Includes payments for life insurance, car allowance and 401(k) matching payments.

(4)	Includes payments for life insurance, car allowance, temporary living allowance, and 401(k) matching payments.

Narrative Disclosure to Summary Compensation Table

The compensation paid to the Named Executive Officers during the fiscal years ended December 31, 2011 and 2010 included salaries and bonus and, in 2011, equity compensation.  In addition, each Named Executive Officer is eligible to receive contributions to his 401(k) plan under our matching contribution program.

Base Compensation.  In January 2012, the Company entered into a Management Services Agreement with SP Corporate (the “Management Services Agreement”) pursuant to which SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company’s Chief Executive Officer, and James F. McCabe, Jr., as the Company’s Chief Financial Officer, and certain other employees and corporate services.  In connection with the Management Services Agreement, the Company also transferred to SP Corporate the employment of 37 employees of the Company and its subsidiaries, including Mr. McCabe and certain other officers of the Company.  During the term of the Management Agreement, the Company is not responsible for compensating or providing applicable employment benefits to any officers or other personnel provided thereunder.  See “Item 13.Certain Relationships and Related Transactions, and Director Independence.”

In each of 2011 and 2010, salaries and bonuses accounted for 57% and 95% of total compensation, respectively, on average, for our Named Executive Officers other than our Chief Executive Officer.  Our Chief Executive Officer did not receive an annual salary or any bonus payments in 2011 or 2010.  See “Employment Agreements” below.

Bonus Plan.  Effective January 1, 2010 and 2011, the Compensation Committee of our Board formally adopted the 2010 Bonus Plan and 2011 Bonus Plan (together, the “Bonus Plans”), respectively, to provide incentives to officers and members of management of the Company and its subsidiaries, including certain of the Company’s executive officers, in the form of cash bonus payments for achieving certain performance goals established for them.  Participants in the Bonus Plans who are Named Executive Officers of the Company were Messrs. McCabe and Svoboda.

The Bonus Plans include two components.  The first component is a Short Term Incentive Plan (“STIP”) and the second component is a Long Term Incentive Plan (“LTIP”).  The structure of the Bonus Plans is designed to provide short-term incentives to participants for achieving annual targets, while also motivating and rewarding eligible participants for achieving longer term growth goals.

Short Term Incentive Plan.  The Compensation Committee has established two components for the STIP, a return on invested capital (“ROIC”) component and a component based on the achievement of pre-determined individual objectives.  The ROIC component is calculated by dividing pre-bonus earnings before interest, taxes, depreciation and amortization (“PBEBITDA”) by average invested capital (“AIC”).  The component based on the achievement of individual objectives is based on personal objectives set either by the Division President, President & Chief Executive Officer of HNH Group, the CEO of HNH or the Compensation Committee of the Board for each participant.  Based on the determination of the objectives under the two components, the maximum percentage of base salary that may be earned by the participants ranges from 7% to 80%.     STIP bonuses earned under the Bonus Plans are paid annually.  No STIP bonus will be paid if either component is below a predetermined threshold.

Long Term Incentive Plan.  The LTIP component of the Bonus Plans is based on a combination of the achievement of certain sales targets and ROIC targets over the three fiscal years preceding the year the LTIP bonus is paid.  The sales target is based on the combined budgeted sales for the three fiscal years preceding the year the LTIP bonus is paid.  The ROIC is calculated using total PBEBITDA for the three year cycle and the AIC for these three years.  Based on the determination of these objectives, the maximum percentage of base salary that may be earned by the participants ranges from 2% to 30%.  LTIP bonuses earned under the 2010 Bonus Plan and 2011 Bonus Plan will be paid following the conclusion of the 2012 fiscal year and 2013 fiscal year, respectively.  A bonus payout under the LTIP will not occur if either the ROIC or sales component is below 80% of the respective target.

Under the Bonus Plans, the target percentage of base salary (as base salary is defined in his employment agreement) that may be earned by Mr. Svoboda is 100% and the target percentage of base salary that may be earned by Mr. McCabe is 75%.

Messrs. McCabe and Svoboda received STIP bonuses of $223,859 and $464,400, respectively, in 2010 and STIP bonuses of $180,870 and $378,998, respectively, in 2011.

2010 LTIP bonuses were accrued under the 2010 Bonus Plan in accordance with the terms thereof.  Effective March 14, 2011, the Compensation Committee of our Board approved the grant of restricted stock awards under the 2007 Plan, to certain executive officers, including a grant of 70,000 restricted shares to Mr. Svoboda and of 25,000 restricted shares to Mr. McCabe.  These grants were made in lieu of the LTIP component of the 2011 Bonus Plan for those individuals who received shares of restricted stock (including Messrs. Svoboda and McCabe). Individuals who received restricted stock awards under the 2007 Plan are not eligible for the LTIP component of the Company’s 2011 Bonus Plan. These restricted stock grants vested with respect to 25% of the award upon grant and will vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award.

Employment Agreements

 Glen M. Kassan.  Glen M. Kassan was appointed Chief Executive Officer on October 7, 2005.  There is no employment agreement between the Company and Mr. Kassan regarding Mr. Kassan’s employment with the Company.   Mr. Kassan is a Managing Director and operating partner of Steel Partners, an affiliate of SP Corporate.  In each of 2011 and 2010, in lieu of paying Mr. Kassan’s annual salary, the Company was charged a management and services fee by SP Corporate in consideration for the services of Mr. Kassan and others.  See “Item 13.Certain Relationships and Related Transactions, and Director Independence.”

In March 2011, Mr. Kassan received a grant of 100,000 shares of restricted stock under the 2007 Plan with respect to his service as a director, Vice Chairman and Chief Executive Officer of the Company.  See “Director Compensation” below.

Jeffrey A. Svoboda.  Effective January 28, 2008, Jeffrey A. Svoboda entered into an employment agreement, pursuant to which Mr. Svoboda agreed to become the President and Chief Executive Officer of H&H.  Mr. Svoboda was also appointed by the Board to serve as the President and Chief Executive Officer of Bairnco, effective January 2009, and as a Senior Vice President of the Company, effective March 2009, and President and Chief Executive Officer of HNH Group, effective August 2011.  His employment agreement provides for an initial two-year term, which automatically extends for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement also provides to Mr. Svoboda, among other things, (i) an annual salary of $500,000, (ii) an annual bonus with a target of 100% of base salary under the Company’s STIP and LTIP (as base salary is defined in his employment agreement); (iii) a grant of 100,000 options to purchase shares of the Company’s common stock pursuant to the terms and conditions of the 2007 Plan at an exercise price equal to $9.00; and (iv) other benefits.  As discussed above, effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. Svoboda’s employment agreement was adjusted pursuant to the 2007 Plan to reflect a 1-for-10 reverse split of the Company’s common stock effected November 2008 (the “Reverse Stock Split”) by reducing the number of shares issuable thereunder to 10,000 and by increasing the exercise price of such option to $90.00 per share.  Effective January 4, 2009, we amended our employment agreement with Mr. Svoboda to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. Svoboda’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A of the Internal Revenue Code and the regulations and interpretive guidance issued thereunder (“Section 409A”).

James F. McCabe, Jr.  On February 1, 2007, James F. McCabe, Jr. entered into a one-year employment agreement with each of the Company and H&H, effective on March 1, 2007, and which, by the terms of the employment agreement, will automatically extend for successive one-year periods unless earlier terminated pursuant to its terms.  The employment agreement provides for an annual salary of no less than $300,000 and an annual bonus to be awarded at the Company’s sole discretion.  In addition, Mr. McCabe’s employment agreement provided for the grant of options to purchase 50,000 shares of the Company’s common stock upon the Company’s adoption of a stock option plan and registration of underlying shares by September 30, 2007, or alternatively 50,000 “phantom” options in lieu of such options if such a plan had not been adopted by such date.  The Company satisfied this obligation by granting Mr. McCabe an option to purchase 50,000 shares of the Company’s common stock options on July 6, 2007 at an exercise price equal to $9.00.  Effective November 24, 2008, the outstanding option to purchase shares of the Company’s common stock granted pursuant to Mr. McCabe’s employment agreement was adjusted pursuant to the 2007 Plan to reflect the Reverse Stock Split by reducing the number of shares issuable thereunder to 5,000 and by increasing the exercise price of such option to $90.00 per share.

In addition, pursuant to Mr. McCabe’s employment agreement, he is entitled to four weeks paid vacation, health insurance coverage (if and to the extent provided to all of our other employees), a car allowance of $600 per month, life insurance, disability insurance and 401(k) benefits, if and to the extent provided to executives of either the Company or H&H.  Mr. McCabe was also entitled to a temporary living allowance of $3,400 per month through February 2009 under his employment agreement, and thereafter is receiving a monthly living and travel allowance of up to $3,400 per month.  Effective January 4, 2009, the Company amended its employment agreement with Mr. McCabe to permit the reduction of the annual salary payable thereunder by 5% in accordance with the company-wide salary reductions.  Certain technical amendments were also made to Mr. McCabe’s employment agreement, effective January 1, 2009, for the purpose of bringing the severance payment provisions of the employment agreement into compliance with the applicable provisions of Section 409A. Effective January 1, 2012, Mr. McCabe’s employment agreement was assigned to SP Corporate.

See “Potential Payments upon Termination or Change in Control” below for further discussion on termination, retirement and change in control provisions of the employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding equity awards held by the Named Executive Officers as of December 31, 2011.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)
(a)	(b)	(e)	(f)	(g)		(h)
Glen M. Kassan	--	--	--	100,000	(1)	990,000
Chief Executive Officer
Jeffrey A. Svoboda	10,000	90.00	January 28, 2016	52,500	(2)	519,750
Senior Vice President of HNH and President and Chief Executive Officer of HNH Group
James F. McCabe, Jr.	5,000	90.00	July 6, 2015	18,750	(2)	185,625
Chief Financial Officer and Senior Vice President
 ___________________
(1)	Restricted shares granted as of March 14, 2011 which vested one year from the date of grant.

(2)	Restricted shares granted as of March 14, 2011 which vest in four equal installments over three years, beginning on the date of grant.

Potential Payments Upon Termination or a Change in Control

Jeffrey A. Svoboda.  In the event that the Company terminates Mr. Svoboda’s employment agreement without cause or gives notice not to extend the term of the employment agreement, the Company will pay to Mr. Svoboda, as aggregate compensation, (i) a lump-sum cash payment equal to the greater of the balance of his base salary due for the remaining term of his contract (as base salary is defined in his employment agreement) or one (1) year of the greater of his then current annual base salary or of his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits and (iii) a bonus payment equal to the cash portion of the most recent bonus paid to Mr. Svoboda.  Mr. Svoboda will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or H&H relocates more than 50 miles from White Plains, NY, as more specifically described in the employment agreement.

James F. McCabe, Jr.  In the event that the Company terminates Mr. McCabe’s employment agreement without cause or gives notice not to extend the term of the employment agreement, the Company will pay to Mr. McCabe, as aggregate compensation, (i) a lump-sum cash payment equal to one (1) year of the greater of his then current annual base salary or his base salary as of December 31, 2008, (ii) the continuation of certain health-related benefits for up to a twelve (12) month period following termination, (iii) any bonus payment that he is entitled to pursuant to any bonus plans as are then-in-effect and (iv) a car allowance for a one-year period after termination.  Mr. McCabe will also receive the same compensation set forth in the preceding sentence if he terminates the employment agreement due to the material diminution of duties or the Company relocates more than 50 miles from its headquarters, as more specifically described in the employment agreement.  In connection with the Management Services Agreement, the Company assigned its employment agreement with Mr. McCabe to SP Corporate, effective January 1, 2012.  See “Item 13.Certain Relationships and Related Transactions, and Director Independence.”

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

Director Compensation

The following table sets forth information with respect to compensation earned by or awarded to each director who served on the Board during the year ended December 31, 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(g)	(h)
Robert Frankfurt	101,333	10,770	--	112,103
Jack L. Howard	53,500	10,770	--	64,270
Glen M. Kassan	--	1,077,000	--	1,077,000
Louis Klein, Jr.(2)	76,000	10,770	--	86,770
Warren G. Lichtenstein	102,000	1,077,000	--	1,179,000
John H. McNamara, Jr.	55,000	10,770	--	65,770
Mitchell I. Quain(3)	61,098	13,330	--	74,428
Garen W. Smith	101,000	10,770	--	111,770(4)

__________________
(1)
Represents the grant date fair value of the award calculated in accordance with FASB ASC Topic 718.  See Note 20 to our audited consolidated financial statements in the Original Form 10-K for details as to the assumptions used to determine the fair value of the awards.  As of December 31, 2011, each of Messrs. Frankfurt, Howard, McNamara, Quain and Smith held 1,000 unvested shares of restricted stock and Messrs. Lichtenstein and Kassan each held 100,000 unvested shares of restricted stock.

(2)	Mr. Klein resigned from the Board in August 2011.

(3)	Mr. Quain became a director in June 2011.

(4)
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

Effective March 14, 2011, the Compensation Committee of the Board approved the grant of (a) 1,000 shares of restricted stock under the 2007 Plan to each director, other than the Chairman and the Vice Chairman, and (b) 100,000 shares of restricted stock under the 2007 Plan to each of the Chairman and then Vice Chairman.  These restricted stock grants vested on the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company, subject to the terms thereof.  In addition, the Company granted 1,000 shares of restricted stock to Mr. Quain upon his appointment to the Board in June 2011, which shares vest on the earlier of one year from the date of grant or upon Mr. Quain ending his service as a director of the Company.

On April 27, 2012 the Board of Directors, upon the recommendation of the Compensation Committee, approved an increase in the annual retainer for all independent directors to $60,000 per annum, effective January 1, 2012, and an increase in the annual retainer of the Chairman of the Nominating Committee to $6,000 per annum, also effective January 1, 2012, and approved the grant of 3,000 shares of restricted stock to each of the independent directors, to vest upon the earlier of one year from the date of grant or upon the recipient ending his service as a director of the Company.

On July 6, 2007, the Compensation Committee of the Board of the Company adopted certain compensatory arrangements (the “Arrangements”) for each of Warren G. Lichtenstein, the Chairman of the Board of the Company and Chairman and Chief Executive Officer of Steel Partners, the manager of SPII and Steel Holding, and Glen Kassan, the Chief Executive Officer and then Vice Chairman of the Board and Managing Director and operating partner of Steel Partners, to provide incentives for Messrs. Lichtenstein and Kassan.  The Arrangements provide, among other things, for each of Messrs. Lichtenstein and Kassan to receive a bonus equal to 10,000 multiplied by the difference of the market value of the Company’s stock price and $90.00, as adjusted pursuant to the terms of the 2007 Plan to reflect the Reverse Stock Split.  The Arrangements are not based on specified targets or objectives other than the Company’s stock price.  The bonus is payable immediately upon the sending of a notice by Mr. Lichtenstein or Mr. Kassan, respectively.  The Arrangements terminate July 6, 2015, to the extent not previously received.  Effective January 1, 2009, certain technical amendments were made to the Arrangements for the purpose of bringing the Arrangements into compliance with the applicable provisions of Section 409A.

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

Item 12.                      Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	52,300	$90.00	679,766

Equity compensation plans not approved by security holders	--	--	--

Total:	52,300	$90.00	679,766

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of shares of our common stock as of April 25, 2012, held by:

Each person who beneficially owns 5% or more of the shares of common stock then outstanding;

Each of our directors;

Each of our named executive officers;

All of our directors and executive officers as a group.

 The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options, if any, held by that person that were exercisable on April 25, 2012 or would be exercisable within 60 days following April 25, 2012 are considered outstanding.  Such shares, however, are not considered outstanding for the purpose of computing the percentage ownership of any other person.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 13,131,404 shares of common stock outstanding as of April 25, 2012.  Unless otherwise listed in the table below, the address of each such beneficial owner is c/o Handy & Harman Ltd., 1133 Westchester Avenue, Suite N222, White Plains, NY, 10604.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Class
SPH Group Holdings LLC (1) 590 Madison Avenue New York, New York 10022	7,051,331	53.7%

GAMCO Investors, Inc. (2) One Corporate Center Rye, New York 10580	1,355,015	10.3%

Warren G. Lichtenstein (3)	175,000	1.3%

Robert Frankfurt	3,000	*

Jack L. Howard (4)	108,642	*

Glen M. Kassan (5)	175,000	1.3%

James F. McCabe, Jr. (6)	37,712	*

John H. McNamara, Jr. (7)	26,500	*

Mitchell I. Quain (8)	2,000	*

Garen W. Smith (9)	3,415	*

Jeffrey A. Svoboda (10)	139,424	1.1%

All Directors and Nominees for Director and Executive Officers as a Group (10 persons) (11)	700,086	5.3%
______________
* less than 1%

(1)
Based upon a Schedule 13D amendment it filed on April 9, 2012, SPHG Holdings directly owns 7,051,331 shares of the Company’s common stock.  SPH Group LLC (“SPHG”) is the sole member of SPHG Holdings and Steel Holdings owns 99% of the membership interests of SPHG. Steel Partners Holdings G.P. Inc. (“SP Holdings GP”) is the general partner of Steel Holdings, the managing member of SPHG and the manager of SPHG Holdings. Steel Holdings, SPHG and SP Holdings GP disclaim beneficial ownership of the shares owned by SPHG Holdings except to the extent of their pecuniary interest therein.

(2)	Based upon Amendment No. 7 to Schedule 13D filed on January 24, 2011, a group including GAMCO Investors, Inc. beneficially owns 1,355,015 shares of common stock.

(3)
Includes 75,000 shares of restricted stock issued pursuant to the 2007 Plan, which currently have voting rights but do not vest until the earlier of March 22, 2013 or upon Mr. Lichtenstein ending his service as a director of the Company.

(4)
Includes (a) 57,642 shares owned directly by EMH Howard, LLC (“EMH”) which may be deemed beneficially owned by Mr. Howard by virtue of his position as the managing member of EMH and (b) 50,000 shares of restricted stock issued pursuant to the 2007 Plan, which currently have voting rights but do not vest until the earlier of March 22, 2013 or upon Mr. Howard ending his service as a director of the Company.  Mr. Howard disclaims beneficial ownership of the shares owned by EMH except to the extent of his pecuniary interest therein.

(5)
Includes 75,000 shares of restricted stock issued pursuant to the 2007 Plan, which currently have voting rights but do not vest until the earlier of March 22, 2013 or upon Mr. Kassan ending his service as a director of the Company.

(6)
Includes (a) 5,000 shares of common stock issuable upon exercise of options that are currently exercisable, (b) 12,500 unvested shares of restricted stock issued as of March 14, 2011 pursuant to the 2007 Plan, which currently have voting rights and will vest in equal annual installments on March 14, 2013 and 2014; and (c) 7,000 unvested shares of restricted stock issued as of March 22, 2012 pursuant to the 2007 Plan, which currently have voting rights and will vest over three years from the grant date in equal annual installments.

(7)
Includes 25,000 unvested shares of restricted stock issued pursuant to the 2007 Plan, which currently have voting rights but do not vest until the earlier of March 22, 2013 or upon Mr. McNamara ending his service as a director of the Company.

(8)	Includes 1,000 shares owned directly by family trusts.

(9)	Includes 1,000 shares of common stock issuable upon exercise of options that are currently exercisable.

(10)
Includes (a) 10,000 shares of common stock issuable upon exercise of options that are currently exercisable, (b) 35,000 shares of restricted stock issued as of March 14, 2011 pursuant to the 2007 Plan, which currently have voting rights and vest in equal annual installments on March 14, 2013 and 2014; and (c) 70,000 unvested shares of restricted stock issued as of March 22, 2012 pursuant to the 2007 Plan, which currently have voting rights and will vest over three years from the grant date in equal annual installments.

(11)
Includes 7,000 unvested shares of restricted stock issued as of March 22, 2012 to an officer not named in the foregoing table pursuant to the 2007 Plan, which currently have voting rights and will vest over three years from the grant date in equal annual installments.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

As of April 25, 2012, SPHG Holdings is the direct owner of 7,051,331 shares of the Company’s common stock, representing approximately 53.7% of the outstanding shares.  The power to vote and dispose of the securities held by SPHG Holdings is controlled by SP Holdings GP.  Warren G. Lichtenstein, Chairman of the Company’s Board of Directors, is also the Chairman and Chief Executive Officer of SP Holdings GP.  Certain other affiliates of SP Holdings GP hold positions with the Company, including Glen M. Kassan, as Chief Executive Officer and Vice Chairman, John J. Quicke, as Vice President, Jack L. Howard as Vice Chairman, John H. McNamara, Jr. as director, and James F. McCabe, Jr. and Leonard J. McGill as officers.

The Company paid a management and services fee to SP Corporate of $1.74 million for services performed in 2011.  SP Corporate is an affiliate of SPHG Holdings and is controlled by the Company’s Chairman, Warren G. Lichtenstein.  The management and services fees paid to SP Corporate were approved by a special committee of the Board, composed entirely of independent directors.  In connection with the approval of the management and services fee, in March 2011 the special committee of the Board also approved a sub-lease of office space from an affiliate of SPHG Holdings for an estimated aggregate occupancy charge of approximately $425,000 per year.  In 2011, the management and services fee was paid as consideration for the services of Warren G. Lichtenstein, as Chairman of the Board, Glen M. Kassan, as Vice Chairman, and Jack L. Howard and John H. McNamara, Jr., both as directors.  In addition, in 2011 the management services fee was also paid as consideration for management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the Company’s businesses as well as Glen Kassan’s services as Chief Executive Officer, John Quicke’s services as a Vice President and other assistance from affiliates of SPHG Holdings.

In 2011, the Company provided certain accounting services to Steel Holdings.  The Company billed Steel Holdings $1,394,806 on account of such services provided in 2011.  Beginning October 2011, Mr. McCabe served at the Company’s request as an officer of SP Holdings GP and certain of its affiliates in furtherance of providing such services.  Mr. McCabe’s employment was transferred from the Company to SP Corporate effective January 1, 2012 pursuant to a Purchase Agreement (as defined and described below).

In January 2012, the Company restructured its management services arrangements with SP Corporate.  On January 1, 2012, the Company and HNH Group, entered into the Management Services Agreement with SP Corporate.  Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company’s Chief Executive Officer, and James F. McCabe, Jr., as the Company’s Chief Financial Officer, and certain other employees and corporate services.  The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million consisting of (a) $1,740,000 in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9,242,217 in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries.  The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company.  The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

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

On October 15, 2010, we refinanced the prior indebtedness of H&H and Bairnco to the Steel Partners II Liquidating Series Trusts (Series A and Series E) (the “Steel Trusts”), each constituting a separate series of the Steel Partners II Liquidating Trust as successor-in-interest to an affiliate of SPHG Holdings.  In accordance with the terms of an Exchange Agreement entered into on October 15, 2010 by and among HNH Group, certain of its subsidiaries and the Steel Trusts, HNH Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units (the “Units”) consisting of (a) $72,925,500 aggregate principal amount of the 10% subordinated secured notes due 2017 (the “Subordinated Notes”) and (b) warrants, exercisable beginning October 14, 2013, to purchase an aggregate of 1,500,806 shares of the Company’s common stock, with an exercise price of $11.00 per share (the “Warrants”).  On October 14, 2011, HNH Group redeemed $25 million principal amount of outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest.  Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Units are not detachable and, accordingly, a pro rata portion of Warrants were also redeemed.

Our Board is charged with monitoring and reviewing issues involving potential conflicts of interest, and reviewing and approving all related party transactions.  As used throughout this Proxy Statement, the term “affiliate” means with respect to a person each other person that directly or indirectly through one or more intermediaries controls, is controlled by, or is under common control with such person.

Director Independence

In assessing the independence of our directors, our Board has reviewed and analyzed the standards for independence required under the NASDAQ Listing Rules, including NASDAQ Listing Rule 5605(a)(2), and applicable regulations adopted by the SEC.  Under the applicable NASDAQ Listing Rules, we have been considered a “controlled company” since May 2010, as more than 50% of our voting power is held by SPHG Holdings.  As a controlled company, among other things, we are exempt from the requirement under the NASDAQ Listing Rules that we have a majority of independent directors.

After reviewing any material relationships that any of our directors may have with the Company that could compromise his ability to exercise independent judgment in carrying out his responsibilities, our Board has determined that Robert Frankfurt, Garen W. Smith and Mitchell I. Quain, representing three of our eight current directors, are “independent directors.”  The Company has a separately standing Compensation Committee, Nominating Committee and Audit Committee.  Each of the Audit Committee, Compensation Committee and Nominating Committee have a charter, current copies of which are available on the Company’s website, www.handyharman.com.  All of the members of our Audit Committee, Compensation Committee and Nominating Committee, which are comprised of Messrs. Frankfurt, Smith and Quain, are independent under the NASDAQ definition of “independence.”

Item 14.                      Principal Accountant Fees and Services

The Audit Committee’s policy is to pre-approve services to be performed by the Company’s independent public accountants in the categories of audit services, audit-related services, tax services and other services.  Additionally, the Audit Committee will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  The Audit Committee has approved all fees and advised us that it has determined that the non-audit services rendered by Grant Thornton LLP during our most recent fiscal year are compatible with maintaining the independence of such auditors.

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

	2011	2010

Audit fees	$2,031,298	$1,601,655
Audit-related fees	$102,030	$51,998
Tax fees	$65,819	$23,562
All other fees	$-	$-

PART IV

Item 15.                       Exhibits and Financial Statement Schedules

(a) Listing of Documents

1.  Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of the Original Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the years ended December 31, 2011 and 2010

•	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011 and 2010

•	Notes to Consolidated Financial Statements

                2.  Financial Statement Schedules

The following consolidated financial statement schedules for the years ended December 31, 2011 and 2010 are filed as part of the Original Form 10-K:

•	Schedule I-Consolidated Financial Statements as of December 31, 2011 and 2010 (Parent Only)

•	Schedule II-Valuation and Qualifying Accounts and Reserves

3.           Exhibits

Exhibit Number	Description
**3.1	Amended and Restated Certificate of Incorporation of the Company, as most recently amended, effective on January 3, 2011.
3.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008. (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2010)
4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among HNH Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 11, 2011)

4.2
Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among HNH Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party hereto as lenders, and the financial institutions party hereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2011)

4.3
Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among HNH Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2011)

4.4
Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among HNH Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

4.5
Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among HNH Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2011)

4.6
Amended and Restated Indenture, dated as of December 13, 2010, by and among HNH Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.  (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company’s Annual Report on Form 10-K filed on April 29, 2011)

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
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K filed December 27, 2006)

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, HNH Group, the Steel Trusts, and each other person who becomes a holder thereunder. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)

10.5	2010 Bonus Plan of the Company. (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed on March 11, 2011)
**10.6	2011 Bonus Plan.
10.7	2007 Incentive Stock Plan. (incorporated by reference to Exhibit B to the Company’s Schedule 14A filed November 4, 2010)
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

**10.16	Management Services Agreement, dated as of January 1, 2012, by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC.
**21.1	Subsidiaries of Registrant.
**23.1	Consent of Independent Registered Accounting Firm-Grant Thornton LLP.
**24.1	Power of Attorney (included in the signature page to the Original Form 10-K).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**	Exhibit 101.INS XBRL Instance Document
**	Exhibit 101.SCH XBRL Taxonomy Extension Schema
**	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase
**	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase
**	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase
**	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Previously filed with the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2012.

HANDY & HARMAN LTD.

By:	/s/ James F. McCabe, Jr.
	Name:	James F. McCabe, Jr.
	Title:	Chief Financial Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	*	April 30, 2012
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Glen M. Kassan	April 30, 2012
	Glen M. Kassan, Director and Chief Executive	Date
Officer (Principal Executive Officer)

By:	/s/ James F. McCabe, Jr.	April 30, 2012
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	*	April 30, 2012
	John H. McNamara, Jr., Director	Date

By:	*	April 30, 2012
	Jack L. Howard, Director	Date

By:	*	April 30, 2012
	Robert Frankfurt, Director	Date

By:	*	April 30, 2012
	Mitchell I. Quain, Director	Date

By:	*	April 30, 2012
	Garen W. Smith, Director	Date

By:	*	April 30, 2012
	Jeffrey A. Svoboda, Director	Date

*By	/s/ James F. McCabe, Jr.	April 30, 2012
	James F. McCabe, Jr., Attorney-in-fact	Date

Index to Exhibits

31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.