Form 10-Q
period 2012-03-31
HANDY & HARMAN LTD.
filed 2012-05-01
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock issued and outstanding as of April 25, 2012 was 13,131,404.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I. Item 1: Financial Statements

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands except per share)	2012	2011

Net sales	$164,136	$153,329
Cost of goods sold	120,177	114,303
Gross profit	43,959	39,026
Selling, general and administrative expenses	31,869	28,923
Pension expense	612	1,125
Asset impairment charge	—	690
Operating income	11,478	8,288
Other:
Interest expense	3,848	4,329
Realized and unrealized (gain) loss on derivatives	(898)	4,164
Other expense (income)	45	(32)
Income (loss) from continuing operations before tax	8,483	(173)
Tax provision	3,386	1,006
Income (loss) from continuing operations, net of tax	5,097	(1,179)
Discontinued Operations:
Loss from discontinued operations, net of tax	—	(584)
Gain on disposal of assets, net of tax	—	6,585
Net income from discontinued operations	—	6,001
Net income	$5,097	$4,822
Basic and diluted per share of common stock
Income (loss) from continuing operations, net of tax, per share	$0.40	$(0.10)
Discontinued operations, net of tax, per share	—	0.49
Net income per share	$0.40	$0.39
Weighted average number of common shares outstanding	12,692	12,277

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011

Net income	$5,097	$4,822

Other comprehensive income (loss), net of tax:
Net change in market value of investments, net of tax benefit of $38	(57)	—
Currency translation adjustment	(94)	757
Other comprehensive income (loss)	(151)	757

Comprehensive income	$4,946	$5,579

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$8,050	$6,841
Trade and other receivables - net of allowance for doubtful accounts of $2,516 and $2,465, respectively	96,520	81,261
Inventories, net	54,878	50,385
Deferred income tax assets - current	19,734	19,693
Prepaid and other current assets	13,166	12,314
Total current assets	192,348	170,494
Property, plant and equipment at cost, less accumulated depreciation	76,703	77,476
Goodwill	65,675	65,667
Other intangibles, net	33,313	34,077
Investments in marketable securities	32,082	25,856
Deferred income tax asset	105,379	107,685
Other non-current assets	11,484	11,935
Total assets	$516,984	$493,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$47,467	$35,624
Accrued liabilities	26,018	28,312
Accrued environmental liability	6,044	6,524
Accrued interest - related party	311	609
Short-term debt	36,824	24,168
Current portion of long-term debt	4,452	4,452
Deferred income tax liabilities - current	943	736
Total current liabilities	122,059	100,425
Long-term debt	113,645	114,616
Long-term debt - related party	19,784	20,045
Long-term interest accrual - related party	207	—
Accrued pension liability	183,928	186,211
Other employee benefit liabilities	5,297	5,299
Other liabilities	7,698	7,596
Total liabilities	452,618	434,192
Commitments and Contingencies
Stockholders' Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	—	—
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 13,131 and 12,646 shares, respectively	131	127
Accumulated other comprehensive loss	(188,540)	(188,389)
Additional paid-in capital	556,164	555,746
Accumulated deficit	(303,389)	(308,486)
Total stockholders' equity	64,366	58,998
Liabilities and stockholders' equity	$516,984	$493,190

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$5,097	$4,822
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	3,913	3,867
Non-cash stock based compensation	670	923
Amortization of debt issuance costs	427	558
Accrued interest not paid in cash	555	777
Deferred income taxes	2,454	87
Gains from asset dispositions	(24)	—
Asset impairment charge	—	690
Non-cash (income) loss from derivatives	(876)	1,484
Reclassification of net cash settlements on precious metal contracts to investing activities	(22)	2,794
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on sale of assets	—	(9,259)
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(15,294)	(21,001)
Inventories	(4,406)	(7,658)
Other current assets	(720)	(456)
Accrued interest expense-related party	311	89
Other current liabilities	8,999	3,829
Other items-net	(438)	(370)
Net cash provided by (used in) operating activities	646	(18,824)
Cash flows from investing activities:
Additions to property, plant & equipment	(2,612)	(2,370)
Net cash settlements on precious metal contracts	22	(2,794)
Acquisition	—	(8,761)
Proceeds from sales of assets	408	—
Investment in available-for-sale securities	(6,321)	—
Net cash provided by (used in) sale of assets of discontinued operations	—	26,532
Net cash provided by (used in) investing activities	(8,503)	12,607
Cash flows from financing activities:

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Net revolver borrowings	12,473	3,727
Net borrowings on loans - foreign	548	758
Repayments of term loans	(1,113)	(1,460)
Deferred finance charges	—	(204)
Net change in overdrafts	(2,808)	2,804
Other financing activities	(104)	(39)
Net cash provided by financing activities	8,996	5,586
Net change for the period	1,139	(631)
Effect of exchange rate changes on net cash	70	178
Cash and cash equivalents at beginning of period	6,841	8,762
Cash and cash equivalents at end of period	$8,050	$8,309

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Equity
Balance, December 31, 2011	12,646	$127	$(188,389)	$(308,486)	$555,746	$58,998
Amortization, issuance, and forfeitures of restricted stock grants	485	4	—	—	418	422
Unrealized loss on available-for-sale investments, net of tax	—	—	(57)	—	—	(57)
Foreign currency translation adjustment	—	—	(94)	—		(94)
Net income	—	—	—	5,097	—	5,097
Balance, March 31, 2012	13,131	$131	$(188,540)	$(303,389)	$556,164	$64,366

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

Note 2 – Management’s Plans and Liquidity

Liquidity
As of March 31, 2012, the Company's current assets totaled $192.3 million, its current liabilities totaled $122.1 million, and its working capital was $70.2 million, as compared to working capital of $70.1 million as of December 31, 2011.
HNH the parent company
The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. H&H Group is a corporation formed in connection with the Company's October 15, 2010 refinancing of substantially all of its indebtedness, principally with its existing lenders or their affiliates.
For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate (a portion of which has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities. H&H Group's credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.
HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $20.0 million in 2012 and $19.4 million in 2013. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.
As of March 31, 2012, HNH, the parent company, had cash of approximately $0.9 million and current liabilities of approximately $0.9 million. HNH held an equity investment in common stock of a public company with a cost of $24.3 million and a market value of $32.1 million as of March 31, 2012.
Handy & Harman Group Ltd.
The ability of H&H Group to draw on its U.S. revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of March 31, 2012, H&H Group's availability under its U.S. revolving credit facilities was $46.5 million, and as of April 25, 2012, was approximately $35.3 million.
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
Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets, and (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.
The Company has explored and will continue to explore from time to time refinancing for its existing credit facilities, as well as potential alternative or additional sources of financing. The relative attractiveness of any such financing or refinancing to the Company is subject to prevailing conditions in the credit markets. Accordingly, while the Company, among other financings, continues to consider the potential term loan referred to in rating agency press releases on March 27, 2012, there is no assurance the Company will proceed with such financing or any alternative financing at the present time.
Note 3 – Basis of Presentation

The condensed consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited condensed consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2011.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.  In particular, the assets, liabilities and income of discontinued operations (see Note 5-“Discontinued Operations”) have been reclassified into separate lines on the financial statements to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

Note 4 – Recently Adopted Accounting Pronouncements

Comprehensive Income (Topic 220): Presentation of Comprehensive Income - In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentation changes only.

Testing Goodwill for Impairment - In September 2011, the FASB issued guidance relating to testing goodwill for impairment, to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this amendment in the third quarter of 2011. The adoption did not have a material impact on the Company's consolidated financial position and results of operations.

Note 5 – Discontinued Operations

Kasco-France

During the third quarter of 2011, the Company sold the stock of Eurokasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pre-tax earnings over the next three years. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.   Kasco-France has been included as a discontinued operation on a retrospective basis and had a loss of $0.1 million for the first quarter of 2011.

Arlon CM

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  A pre-tax gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a pre-tax loss of $5.0 million on the sale of these assets in the first quarter of 2011.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, are recorded in “Trade and other receivables” on the consolidated balance sheets as of December 31, 2011 and March 31, 2012, and are expected to be received by the Company in the second quarter of 2012.

The total gain of $6.6 million net of tax, as a result of the sales of the California and Texas operations of Arlon CM is reported in discontinued operations on the consolidated statement of operations for the three months ended March 31, 2011. The discontinued operations had an aggregate loss of $0.6 million from their operations for the three months ended March 31, 2011.

The income (loss) from discontinued operations consists of the following:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net sales	$—	$12,027
Operating income (loss)	$—	$(549)
Income (loss) from discontinued operations, net	$—	$(584)
Gain (loss) on sale of assets, net of tax	$—	$6,585

Note 6 – Acquisition

In the first quarter of 2011, a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The initial purchase price of $8.8 million was subsequently adjusted by $0.3 million in the fourth quarter of 2011, resulting in a final purchase price of $8.5 million. The purchase price was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories of raw materials, work-in-process and finished products, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business are reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

If the acquisition had taken place as of January 1, 2010 instead of during the first quarter of 2011, the unaudited proforma statement of operations for the Company would have been as follows:

Three Months Ended
(in thousands except per share)	March 31, 2011
Net sales	$155,001
Loss from continuing operations before tax	$(249)
Loss from continuing operations, net of tax	$(1,255)
Loss from continuing operations, net of tax, per share	$(0.10)

Note 7 – Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income/(loss) and their components follow:

(in thousands)	Unrealized gain on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$4,822	$2,120	$(195,331)	$(188,389)
Current period other comprehensive income/(expense)	(57)	(94)	—	(151)
Balance at March 31, 2012	$4,765	$2,026	$(195,331)	$(188,540)

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of March 31, 2012, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of March 31, 2012
(Dollars in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$32,082	$32,082	$—	$—
Commodity contracts on precious metal	$6	$(3)	$9	$—
Derivative features of Subordinated Notes	$(673)	$—	$—	$(673)

Activity	Three Months Ended March 31, 2012
Dollars in thousands)
Balance at December 31, 2011	$(1,314)
Total net gains (losses) included in:
Net income	641
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net transfers into/ (out) of Level 3	—
Balance at March 31, 2012	$(673)

The income of $0.6 million for the three months ended March 31, 2012 noted above is an unrealized gain that is attributable to the Company’s Subordinated Notes which are a liability on the balance sheets as of December 31, 2011 and March 31, 2012.

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations. A non-cash asset impairment charge of $0.7 million was recorded for the three months ended March 31, 2011, related to unused land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of the Company’s common stock outstanding, as follows:

	Three Months Ended March 31,
	2012	2011
(in thousands, except per share)
Income (loss) from continuing operations, net of tax	$5,097	$(1,179)
Weighted average number of common shares outstanding	12,692	12,277
Income (loss) from continuing operations, net of tax per common share	$0.40	$(0.10)
Discontinued operations	$—	$6,001
Weighted average number of common shares outstanding	12,692	12,277
Discontinued operations per common share	$—	$0.49
Net income	$5,097	$4,822
Weighted average number of common shares outstanding	12,692	12,277
Net income per common share	$0.40	$0.39

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three month period ended March 31, 2012 and 2011, although none were dilutive because the $90.00 per share exercise price of such equivalents exceeded the market value of the Company’s common stock during those periods. The market value of the Company’s common stock averaged $11.90 during the three month period ended March 31, 2012.  As of March 31, 2012, stock options for an aggregate of 52,300 shares are excluded from the calculation of net income per share.

Note 10 – Inventories

Inventories at March 31, 2012 and December 31, 2011 were comprised of:

(in thousands)	March 31,	December 31,
	2012	2011
Finished products	$19,841	$20,280
In - process	8,660	8,354
Raw materials	18,458	17,304
Fine and fabricated precious metal in various stages of completion	13,550	8,658
	60,509	54,596
LIFO reserve	(5,631)	(4,211)
	$54,878	$50,385

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $5.6 million as of March 31, 2012 and $4.2 million as of December 31, 2011.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2012, H&H’s customer metal consisted of 226,363 ounces of silver, 543 ounces of gold, and 1,396 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
	2012	2011
	(in thousands, except per ounce)
Precious metals stated at LIFO cost	$7,919	$4,447
Market value per ounce:
Silver	$32.50	$27.95
Gold	$1,670.35	$1,565.80
Palladium	$653.10	$655.40

Note 11 – Derivative Instruments

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forwards contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of March 31, 2012, the Company had entered into forward and future contracts for gold with a total value of $2.8 million and had no open contracts for silver.

The forward contracts, in the amount of $3.4 million, were made with a counter party rated A by Standard & Poors, and the futures are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The three month period ended March 31, 2012 includes a gain of $0.3 million and the three month period ended March 31, 2011 includes a loss of $2.7 million on precious metal contracts.

As of March 31, 2012, the Company had the following outstanding forward and future contracts with settlement dates in June 2012.

Commodity	Amount
Silver	—	ounces
Gold	1,700	ounces

The Company had no open silver contracts as of March 31, 2012 because its inventory of silver was all subject to fixed-price contracts with customers.

The Company’s Subordinated Notes issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement, valued at $4.7 million. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three month period ended March 31, 2012, a mark to market gain of $0.6 million was recognized in unrealized gain on derivatives compared to a loss of $1.4 million for the three month period ended March 31, 2011.  The embedded derivative features of the Subordinated Notes and related Warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Condensed Consolidated Statements of Operations

(in thousands)		Three Months Ended
		March 31,
Derivative	Statement of Operations Line	2012	2011
Commodity contracts	Realized and unrealized gain (loss) on derivatives	$257	$(2,733)
Derivative features of Subordinated Notes	Realized and unrealized gain (loss) on derivatives	641	(1,431)
	Total derivatives not designated as hedging instruments	$898	$(4,164)
	Total derivatives	$898	$(4,164)

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Condensed Consolidated Balance Sheets

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2012	2011
Commodity contracts	Other current assets (liabilities)	$6	$(229)
Derivative features of Subordinated Notes	Long-term debt & long term debt-related party	(673)	(1,314)
	Total derivatives not designated as hedging instruments	$(667)	$(1,543)
	Total derivatives	$(667)	$(1,543)
Note 12 – Investments
On March 31, 2012, the Company holds an investment in the common stock of a public company which is classified as an available-for-sale security. The cost basis of the security, which includes brokerage commissions, was $24.3 million and the fair value as of March 31, 2012 was $32.1 million. The unrealized gain of $7.7 million is included in Accumulated Other Comprehensive Income, net of income tax of $3.0 million, on the consolidated Balance Sheet and also on the consolidated Statement of Changes in Stockholders' Equity. There has been no effect from such securities on the consolidated Statement of Operations. There have been no sales or realized gains or losses from marketable securities, and no impairments, whether other-than-temporary or not, have been recognized.

Note 13 - Goodwill and Other Intangibles
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

The changes in the net carrying amount of goodwill by reportable segment for the three month periods ended March 31, 2012 and 2011 were as follows:

(in thousands)
Segment	Balance at January 1, 2012	Acquisitions/ Other	Balance at March 31, 2012	Accumulated Impairment Losses
Precious Metal	$1,489	$8	$1,497	$—
Tubing	1,895	—	1,895	—
Engineered Materials	52,985	—	52,985	—
Arlon	9,298	—	9,298	(1,140)
	$65,667	$8	$65,675	$(1,140)
Segment	Balance at January 1, 2011	Acquisitions/ Other	Balance, March 31, 2011	Accumulated Impairment Losses
Precious Metal	$1,492	$24	$1,516	$—
Tubing	1,895	—	1,895	—
Engineered Materials	51,232	1,623	52,855	—
Arlon	9,298	—	9,298	(1,140)
	$63,917	$1,647	$65,564	$(1,140)

Other intangible assets as of March 31, 2012 and December 31, 2011 consisted of:

(in thousands)	March 31, 2012			December 31, 2011			Weighted Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$37,965	$(11,305)	$26,660	$37,965	$(10,666)	$27,299	16.6
Trademarks & Brand names	4,398	(1,424)	2,974	4,398	(1,354)	3,044	17.5
Patents and patent applications	4,544	(1,274)	3,270	4,466	(1,192)	3,274	15
Non-compete agreements	906	(761)	145	906	(754)	152	6.5
Other	1,409	(1,145)	264	1,409	(1,101)	308	8
Total	$49,222	$(15,909)	$33,313	$49,144	$(15,067)	$34,077
Amortization expense totaled $0.8 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. The estimated amortization expense for the remainder of 2012 and for the years thereafter is as follows:

(in thousands)	Products and Customer Relationships	Trademarks	Patents and Patent Applications	Non-Compete Agreements	Other	Total

Remainder of 2012	$1,824	$241	$222	$90	$39	$2,416
2013	2,463	311	305	55	81	3,215
2014	2,463	311	305	—	68	3,147
2015	2,463	311	305	—	58	3,137
2016	2,463	311	305	—	8	3,087
Thereafter	14,984	1,489	1,828	—	10	18,311
	$26,660	$2,974	$3,270	$145	$264	$33,313

Note 14 – Pensions and Other Post-retirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
(in thousands)	2012	2011
Service cost	$—	$55
Interest cost	5,349	5,616
Expected return on plan assets	(6,767)	(6,924)
Amortization of prior service cost	10	16
Amortization of actuarial loss	2,020	$2,362
	$612	$1,125

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions. In 2011, the unrecognized actuarial gains or losses were amortized over the average future service years of active participants in the WHX Pension Plan, which was approximately 10 years. Beginning in 2012, the actuarial losses will be amortized over the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than previously used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million for each of the three month periods ended March 31, 2012 and 2011.

Note 15 – Debt

Debt at March 31, 2012 and December 31, 2011 was as follows:

(in thousands)	March 31,	December 31,
	2012	2011
Short term debt
First Lien Revolver	$36,323	$23,850
Foreign	501	318
Total short-term debt	36,824	24,168
Long-term debt
First Lien Term Loan	15,050	16,100
Second Lien Term Loan	75,000	75,000
10% Subordinated Notes, net of unamortized discount	18,704	18,934
Other H&H debt-domestic	6,971	7,034
Foreign loan facilities	2,372	2,000
Sub total	118,097	119,068
Less portion due within one year	4,452	4,452
Long-term debt	113,645	114,616
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	19,784	20,045
Total long-term debt	133,429	134,661
Total debt	$174,705	$163,281

Capital lease facility
Current portion of capital lease	$417	$417
Long-term portion of capital lease	727	796
Total capital lease facility	$1,144	$1,213

H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder. Amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at December 31, 2011), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at December 31, 2011). The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million. All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013. Obligations under the Wells Fargo Facility ("First Lien Revolver" and "First Lien Term Loans") are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
The Ableco Facility provides for three loans at a maximum value of $25.0 million per loan (the "Second Lien Term Loans"). Two of the three Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.5% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013. Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
10% subordinated secured notes due 2017 (the “Subordinated Notes”) were issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010), by and among H&H Group, the Guarantors party thereto and Wells Fargo, as trustee. All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of 100% of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.
Note 16 – Income Taxes

For the three months ended March 31, 2012 and 2011, tax provisions from continuing operations of $3.4 million and $1.0 million were recorded, respectively. The increase in the tax provision in the first quarter of 2012 as compared to the first quarter of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
HNH had NOLs of approximately $185 million as of December 31, 2010 and had established a full valuation allowance against its federal deferred tax assets. As earnings were recorded in the first quarter of 2011, HNH recognized the benefit from the utilization of its NOLs, thereby reducing tax expense. In the fourth quarter of 2011, the Company changed its judgment regarding the realizability of its deferred tax assets, and, as of December 31, 2011, reversed most of its remaining deferred tax valuation allowance, thus recording a tax benefit of the future NOLs at that time. As of December 31, 2011, HNH had federal NOLs of approximately $183 million and a related deferred tax asset of $64.1 million was recorded on the consolidated balance sheet as of December 31, 2011.
In the first quarter of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax liability resulting from first quarter 2012 earnings was recorded in the tax provision in the statement of operations. The effective tax rate in the first quarter of 2012 was 39.9%.
Note 17 – Reportable Segments

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials, and Kasco Blades and Route Repair Services. The business units principally operate in North America.
Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ''value added'' of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Precious Metal segment is the North American market leader in many of the markets that it serves.
Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
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
Arlon provides high performance materials for the printed circuit board (''PCB'') industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Arlon products are marketed principally to Original Equipment Manufacturers (''OEMs''), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

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

The following table presents information about reportable segments for the three month periods ended March 31, 2012 and 2011.

Statement of operations data:	Three Months Ended
(in thousands)	March 31,
	2012	2011
Net Sales:
Precious Metal	$47,839	$44,646
Tubing	25,791	24,398
Engineered Materials	57,113	49,394
Arlon	20,005	22,029
Kasco	13,388	12,862
Total net sales	$164,136	$153,329
Segment operating income:
Precious Metal	5,614	4,502
Tubing	3,545	4,281
Engineered Materials	4,531	2,137
Arlon (a)	2,529	2,136
Kasco	1,157	1,110
Total segment operating income	17,376	14,166
Unallocated corporate expenses & non operating units (b)	(5,310)	(4,752)
Unallocated pension expense	(612)	(1,125)
Income (loss) on disposal of assets	24	(1)
Operating income	11,478	8,288
Interest expense	(3,848)	(4,329)
Realized and unrealized income (loss) on derivatives	898	(4,164)
Other (expenses) income	(45)	32
Income (loss) from continuing operations before income taxes	$8,483	$(173)

a)
The segment operating income of the Arlon segment for the three months ended March 31, 2011 includes an asset impairment charge of $0.7 million to write down unused land located in Rancho Cucamonga, California to fair value.

b)
2011 segment operating income has been adjusted by $0.4 million of non-cash restricted stock expense to be comparable with the 2012 presentation. Such restricted stock expense is presented in both years as an unallocated corporate expense.

Note 18 – Stock-Based Compensation

In March 2012, the Compensation Committee of the Company's Board of Directors approved the grant of 505,400 of restricted stock awards under the 2007 Incentive Stock Plan, as amended, to certain employees and members of the Board of Directors. The fair value of the restricted shares was determined based upon the NASDAQ closing price per share on March 22, 2012, the date of grant.

The restricted stock grants made to the employees in 2012 vest in equal annual installments over a three year period from the grant date.  These grants were made in lieu of the Long Term Incentive Plan component of the Company's 2012 Bonus Plan for those individuals who received shares of restricted stock. The restricted stock grants to the Company's directors will vest upon the earlier of one year from the grant date, or the date the recipient ends his service as a director of the Company, subject to the terms thereof.

Compensation expense is measured based on the fair value of the share-based awards on the grant date and recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The Company allows employees to forego the issuance of shares to meet applicable federal and state income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's Common Stock. During the three month periods ended March 31, 2012, approximately 20,000 shares were foregone by employees in connection with income tax withholding obligations.
Restricted stock activity under the Company's 2007 Plan was as follows in the three months ended March 31, 2012:

(shares)	Employees	Directors
Balance, January 1, 2012	261,934	206,000
Granted	265,400	240,000
Forfeited	—	—
Reduced for income tax obligations	(20,494)	—
Balance, March 31, 2012	506,840	446,000

Vested	142,850	205,000
Non-vested	363,990	241,000

The Company has recognized compensation expense related to restricted shares of $0.7 million and $0.9 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Unearned compensation expense related to restricted shares at March 31, 2012 is $7.5 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 19 – Contingencies

Legal Matters:

Arista Development LLC v. Handy & Harman Electronic Materials Corporation
In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (the “MA Property”). Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts. The plaintiff alleged that HHEM was liable for breach of contract relating to HHEM's alleged breach of the agreement, unfair and deceptive acts and practices, and certain consequential and treble damages as a result of HHEM's termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination. HHEM has denied liability and has been vigorously defending the case. In November 2011, the parties agreed to dismiss the litigation without prejudice in order to focus their time, energies and resources on negotiating a settlement and not further litigating the matter unless and until they conclude that settlement is not reasonably possible. It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM associated with this matter, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.

Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.
On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal's second amended complaint alleges that HNH breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets  of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI's pension trust and (ii) the subsequent management of SWI's pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company believes that Severstal's allegations are without merit and intends to defend itself vigorously.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011.  On September 1, 2011, the District Court granted the Company's Motion to Dismiss in its entirety. On September 15, 2011, Severstal filed a motion for leave to amend the second amended complaint. The proposed amendments seek to add the WHX Pension Investment Committee, along with two of its members in their individual capacities. On October 3, 2011, the Company filed its opposition to Severstal's motion for leave to amend. The decision on Severstal's motion is pending. The Company's liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.
 Environmental Matters
H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for up to two years to prove no groundwater impact to the Sold Parcel.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.3 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney's fees, as the final settlement of H&H's claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study with subsequent evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.
In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of March 31, 2012, over and above the $1.0 million, total investigation and remediation costs of approximately $2.1 million and $0.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.

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
In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) to work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP's have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $182,053 relating to the “true-up” of monies previously expended for remediation and a payment of $308,380 for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy (“DOE”), has been completed with the exception of the Final Status Survey. Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs. It is currently anticipated that the DOE will turn over the Superfund site towards the end of 2012, allowing for mobilization in early 2013.  Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, which as noted above, is anticipated to occur towards the end of 2012.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.
HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM's Licensed Site Professional's partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL.   On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status (“ROS”) on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM's Licensed Site Professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. HHEM received notice on April 13, 2011 that the MADEP initiated a routine audit of the Class A-3 RAO. MADEP subsequently requested clarification of several items and HHEM's Licensed Site Professional provided a response letter on July 11, 2011. HHEM anticipates resolution of the audit process before the end of 2012.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.
As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $6.0 million accrued related to estimated environmental remediation costs as of March 31, 2012.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.
Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations and cash flows of such subsidiaries or the Company, but there can be no such assurances.  The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them.  In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.
Other Litigation

Certain of the Company's subsidiaries are defendants (“Subsidiary Defendants”) in numerous cases pending in a variety of jurisdictions relating to welding emissions.  Generally, the factual underpinning of the plaintiffs' claims is that the use of welding products for their ordinary and intended purposes in the welding process causes emissions of fumes that contain manganese, which is toxic to the human central nervous system.  The plaintiffs assert that they were over-exposed to welding fumes emitted by welding products manufactured and supplied by the Subsidiary Defendants and other co-defendants.  The Subsidiary Defendants deny any liability and are defending these actions.  It is not possible to reasonably estimate the Subsidiary Defendants' exposure or share, if any, of the liability at this time.
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
Note 20 - Related Party Transactions
In January 2012, the Company restructured its management services arrangements with SP Corporate Services LLC (“SP Corporate”).  On January 1, 2012, the Company entered into a Management Services Agreement (the “Management Services Agreement”) with SP Corporate.  Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company's Chief Executive Officer, and James F. McCabe, Jr., as the Company's Chief Financial Officer, and certain other employees and corporate services.  The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The corporate services fee is based on the 2012 budgeted cost of the transferred employees, their benefits and related office space.  The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company.  The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.
In connection with the Management Services Agreement, the Company also entered into an Asset Purchase Agreement, dated January 1, 2012 (the “Purchase Agreement”), pursuant to which the Company transferred to SP Corporate certain assets which had previously been used or held for use by the Company and its subsidiaries to provide corporate services to the Company and its affiliates.  In addition to certain fixed assets and contractual rights, approximately 37 employees of the Company and its subsidiaries were transferred to SP Corporate pursuant to the Purchase Agreement, including Mr. McCabe and certain other officers of the Company.  All of the Company's officers who were transferred to SP Corporate pursuant to the Purchase Agreement continue to serve as officers of the Company pursuant to the Management Services Agreement.  The Company's entry into the Management Services Agreement and the Purchase Agreement were also approved by a special committee of the Board, composed entirely of independent directors.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

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

Precious Metal segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals as well as specialty metals and some ceramics with strong, hermetic joints. Precious Metal segment offers these metal joining products in a wide variety of alloys including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal-joining applications are required. Operating income from precious metal products is principally derived from the ''value added'' of processing and fabricating and not from the purchase and resale of precious metal. Precious Metal segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Precious Metal segment is the North American market leader in many of the markets that it serves.
Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils in excess of 5,000 feet serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
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
Arlon provides high performance materials for the printed circuit board (''PCB'') industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Arlon products are marketed principally to Original Equipment Manufacturers (''OEMs''), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.
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

Overview

Demand for the Company’s products and services increased in the first quarter of 2012 as compared to the first quarter of 2011 resulting in a 7.0% quarter-over-prior year quarter net sales growth.  The growth in net sales was due principally to increased units sold. Operating income increased $3.2 million to $11.5 million during the first quarter of 2012 compared to $8.3 million for the same period of 2011.  Improved operating income was principally a result of $10.8 million higher first quarter sales and the continuing benefits of the application of the HNH Business System.

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
Comparison of the Three Months Ended March 31, 2012 and 2011

The operating results for the three months ended March 31, 2012 and 2011 are summarized in the following table.

	Three Months ended
	March 31,
(in thousands)	2012	2011	Inc(decr)	% Change

Net sales	$164,136	$153,329	$10,807	7.0%
Gross profit	43,959	39,026	4,933	12.6%
Gross profit margin	26.8%	25.5%	1.3%
Selling, general and administrative expenses	31,869	28,923	2,946	10.2%
Pension expense	612	1,125	(513)	(45.6)%
Other operating expense	—	690	(690)
Operating income	11,478	8,288	3,190	38.5%
Other:
Interest expense	3,848	4,329	(481)	(11.1)%
Realized and unrealized (gain) loss on derivatives	(898)	4,164	(5,062)
Other expense (income)	45	(32)	77
Income (loss) from continuing operations before tax	8,483	(173)	8,656
Tax provision	3,386	1,006	2,380
Income (loss) from continuing operations, net of tax	$5,097	$(1,179)	$6,276

Net sales for the three months ended March 31, 2012 increased by $10.8 million, or 7.0%, to $164.1 million, as compared to $153.3 million for the three months ended March 31, 2011.  The higher sales for the three months ended March 31, 2012 were primarily driven by higher demand for our products. There was no material impact on revenue related to silver prices as both periods in 2012 and 2011 had average silver prices of approximately $32 per ounce.

Gross profit for the three months ended March 31, 2012 increased to $44.0 million as compared to $39.0 million for the same period of 2011. Gross profit margin for the three months ended March 31, 2012 was 1.3% higher compared to the same period of 2011, primarily due to increased sales of higher-margin branded roofing fasteners from the Company's Engineered Materials segment, higher margin from the Company's Precious Metal segment along with effective cost control and improved efficiency at the manufacturing plants in the first quarter of 2012 as compared to the first quarter of 2011.  However, the Tubing segment gross margin declined in the first quarter of 2012 as compared to the first quarter of 2011 primarily due to higher material and overhead costs.

Selling, general & administrative (“SG&A”) expenses were $2.9 million higher for the three months ended March 31, 2012 compared to the same period of 2011, reflecting higher variable costs as a result of higher sales during the first quarter of 2012.  SG&A as a percentage of net sales was 0.5% higher for the three months ended March 31, 2012 as compared to the same period of 2011 due to the timing of certain fixed charges, principally the fixed monthly corporate charges under the management services agreement with SP Corporate Services LLC (see Note 20-Related Party Transactions), as compared to corporate expenses in the prior period.

Non-cash pension expense was $0.6 million for the three months ended March 31, 2012, which was $0.5 million lower than the three months ended March 31, 2011. The reduction in non-cash pension expense was partially due to a change in the amortization period for actuarial losses to reflect the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than the average future service years of active participants, which was previously used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive. We currently expect non-cash pension expense to be approximately $2.5 million in 2012, as compared to $6.4 million in 2011.
A non-cash asset impairment charge of $0.7 million was recorded for the three months ended March 31, 2011. The non-cash asset impairment charge was related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga,

California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.
Operating income was $11.5 million for the three months ended March 31, 2012 as compared to $8.3 million for the same period of 2011. The higher operating income in the 2012 period was principally driven by increased sales and gross profit in most of the Company’s segments along with a lower non-cash impairment charge and non-cash pension expense.

Interest expense was $3.8 million for the three months ended March 31, 2012, compared to $4.3 million for the three months ended March 31, 2011.  The decrease was primarily due to a lower weighted average interest rate during the first quarter of 2012 compared to the first quarter of 2011. The Company experienced a reduction in average interest rate principally as a result of the refinancing of its debt and redemption of $25 million of 10% Subordinated Notes during the fourth quarter of 2011, both of which reduced the Company's average borrowing rate.

Realized and unrealized gain on derivatives totaled $0.9 million for the three months ended March 31, 2012 compared to a loss of $4.2 million in the same period of 2011. The gain of $0.9 million included a $0.3 million gain attributable to precious metal contracts and a $0.6 million unrealized gain attributable to embedded derivative features of the Company’s Subordinated Notes and Warrants. Of the $4.2 million loss in 2011, a $2.8 million realized loss was attributable to precious metal contracts and a $1.4 million unrealized loss was attributable to the mark to market adjustment to the embedded derivative features of the Company's Subordinated Notes. The lower loss related to precious metal derivative contracts in the 2012 period resulted principally from a lower number of ounces of silver under contract.

For the three months ended March 31, 2012 and 2011, tax provisions from continuing operations of $3.4 million and $1.0 million were recorded, respectively. The increase in the tax provision in the first quarter of 2012 as compared to the first quarter of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
HNH had NOLs of approximately $185 million as of December 31, 2010 and had established a full valuation allowance against its federal deferred tax assets. As earnings were recorded in the first quarter of 2011, HNH recognized the benefit from the utilization of its NOLs, thereby reducing tax expense. In the fourth quarter of 2011, the Company changed its judgment regarding the realizability of its deferred tax assets, and, as of December 31, 2011, reversed most of its remaining deferred tax valuation allowance, thus recording a tax benefit of the future NOLs at that time. As of December 31, 2011, HNH had federal NOLs of approximately $183 million and a related deferred tax asset of $64.1 million was recorded on the consolidated balance sheet as of December 31, 2011.
In the first quarter of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax liability resulting from first quarter 2012 earnings was recorded in the tax provision in the statement of operations. The effective tax rate in the first quarter of 2012 was 39.9%.
For the three months ended March 31, 2011, the Company recorded income from discontinued operations, net of tax, of $6.0 million. See segment discussion that follows for more specific information on the discontinued operations.
Net income for the three months ended March 31, 2012 was $5.1 million, or $0.40 per share, compared to $4.8 million, or $0.39 per share, for the three months ended March 31, 2011.

Segment sales and operating income data for the three months ended March 31, 2012 and 2011 are shown in the following table:

Statement of operations data:	Three Months Ended
(in thousands)	March 31,
	2012	2011	Inc(decr)	% Change
Net Sales:
Precious Metal	$47,839	$44,646	$3,193	7.2%
Tubing	25,791	24,398	1,393	5.7%
Engineered Materials	57,113	49,394	7,719	15.6%
Arlon	20,005	22,029	(2,024)	(9.2)%
Kasco	13,388	12,862	526	4.1%
Total net sales	$164,136	$153,329	$10,807	7.0%
Segment operating income:
Precious Metal	5,614	4,502	1,112	24.7%
Tubing	3,545	4,281	(736)	(17.2)%
Engineered Materials	4,531	2,137	2,394	112.0%
Arlon	2,529	2,136	393	18.4%
Kasco	1,157	1,110	47	4.2%
Total segment operating income	$17,376	$14,166	$3,210	22.7%

The comments that follow compare revenues and operating income by segment for the three months ended March 31, 2012 and 2011.

Precious Metal

The Precious Metal segment net sales increased by $3.2 million, or 7.2%, to $47.8 million for the three months ended March 31, 2012, as compared to net sales of $44.6 million for the same period of 2011.  The increased net sales were primarily driven by higher volume and an increase of approximately $316.00 per troy ounce in the average market price of gold during the first quarter of 2012 as compared to the same period of 2011.

Segment operating income increased by $1.1 million from $4.5 million during the first quarter of 2011 to $5.6 million for the same period in 2012.  The increase was primarily driven by higher sales volume and a more favorable product mix.

Tubing

The Tubing segment net sales increased by $1.4 million, or 5.7%, to $25.8 million for the three months ended March 31, 2012, as compared to $24.4 million in 2011.  The increase was attributable to higher sales from the markets served by the Stainless Steel Tubing Group and new markets served by the Specialty Tubing Group, which were partially offset by lower sales from the refrigeration market serviced by the Specialty Tubing Group,

Segment operating income decreased by $0.7 million to $3.5 million for the three months ended March 31, 2012, as compared to $4.3 million for the same period of 2011.   Lower operating income was principally driven by lower gross margin from the Stainless Steel Tubing Group due to a shift in sales mix.

Engineered Materials

The Engineered Materials segment sales increased by $7.7 million, or 15.6% to $57.1 million for the three months ended March 31, 2012, as compared to $49.4 million for the same period of 2011. The incremental sales were driven by higher volume of commercial roofing products and fasteners, which were favorably impacted by the mild winter in several parts of the United States. Sales of gas connectors also increased, partially offset by lower sales of electro-galvanized steel products as a result of lower demand from the residential construction market.

Segment operating income increased by $2.4 million to $4.5 million for the three months ended March 31, 2012, as compared to $2.1 million for the same period of 2011.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the three months ended March 31, 2012 was higher compared to the three months ended March 31, 2011 primarily due to increased sales of higher-margin branded fastener products in the first quarter of 2012 as compared to the first quarter of 2011.

Arlon

Arlon sales decreased by $2.0 million, or 9.2% to $20.0 million for the three months ended March 31, 2012, as compared to $22.0 million for the same period of 2011.  Lower sales were driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China, as well as lower sales of flex heater products for the general industrial market.

Segment operating income increased by $0.4 million to $2.5 million for the three months ended March 31, 2012, as compared to $2.1 million for the same period of 2011.  Gross margin was 1.6% higher during the first quarter of 2012 as compared to 2011 primarily due to favorable product mix and improved manufacturing efficiencies.  A non-cash asset impairment charge of $0.7 million was recorded for the three months ended March 31, 2011. The non-cash asset impairment charge was related to vacant land owned by Arlon in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Kasco

Kasco segment sales increased by $0.5 million, or 4.1%, to $13.4 million for the three months ended March 31, 2012, as compared to $12.9 million for the same period of 2011. The sales improvement was principally from its route business in the United States.

Operating income for the Kasco segment was $1.2 million for the first quarter of 2012, as compared to an operating income of $1.1 million for the same period of 2011, principally as a result of higher sales volume.

Discontinued Operations

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million. Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company's First Lien Revolver. A pretax gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011. Additional escrow funds of $2.5 million are due to be received by the Company during the second quarter of 2012.

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

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. (“Kasco-France”), part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pretax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco. Kasco-France has been included as a discontinued operation on a retrospective basis for the first quarter of 2011.

The results of the Arlon CM segment and Kasco-France, for 2011, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $6.0 million for the three months ended March 31, 2011, which included a gain, net of tax, of $6.6 million as a result of the sale of the California and Texas operations of Arlon CM, as well as an aggregate loss of $0.6 million from their operations for the three months ended March 31, 2011.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the three months ended March 31, 2012, $0.6 million was provided from operating activities, $8.5 million was used in investing activities, and $9.0 million was provided by financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$5,097	$4,822
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	3,913	3,867
Non-cash stock based compensation	670	923
Asset impairment charges	—	690
Accrued interest not paid in cash	555	777
Non cash pension expense	612	1,125
Unrealized (gains) losses on derivatives	(876)	1,484
Other	2,835	3,439
Net income after non-cash items	12,806	17,127
Discontinued operations	—	(9,259)
Pension payments	(2,897)	(1,914)
Working capital:
Trade and other receivables	(15,294)	(21,001)
Precious metal inventory	(3,472)	(4,088)
Inventory other than precious metal	(934)	(3,570)
Other current assets	(720)	(456)
Other current liabilities	11,595	4,707
Total working capital effect	(8,825)	(24,408)
Other items-net	(438)	(370)
Net cash provided by (used in) operating activities	$646	$(18,824)

The Company reported net income of $5.1 million for the three months ended March 31, 2012, which included $7.7 million of non-cash expense items such as depreciation and amortization of $3.9 million, non-cash stock-based compensation of $0.7 million, and non-cash pension expense of $0.6 million. Other non-cash items included deferred income tax change of $2.5 million, accrued interest not paid in cash of $0.6 million, and $0.4 million amortization of deferred debt issuance costs, which partially offset by unrealized gains on derivatives of $0.9 million. Working capital used $8.8 million of cash during the three months ended March 31, 2012, and the Company made pension plan payments of $2.9 million.  As a result, net cash provided from operations was $0.6 million for the three months ended March 31, 2012.

The Company reported net income of $4.8 million for the three months ended March 31, 2011, which included $12.3 million of non-cash expense items such as depreciation and amortization of $3.9 million, non-cash stock-based compensation of $0.9 million, non-cash pension expense of $1.1 million, accrued interest not paid in cash of $0.8 million, unrealized losses on derivatives of $1.5 million, and an asset impairment charge of $0.7 million. Other non-cash items included a $2.8 million reclassification of net cash settlements on precious metal contracts to investing activities and $0.6 million amortization of deferred debt financing costs. Working capital used $24.4 million of cash during the three months ended March 31, 2011, and the Company made pension plan payments of $1.9 million. In addition, discontinued operations used $9.3 million cash during the first quarter of 2011 ($2.7 million in operations, plus $6.6 million relating to the gain on sales of assets). As a result, net cash used in operations was $18.8 million for the three months ended March 31, 2011.

Operating cash flow for the three months ended March 31, 2012 was $19.5 million higher compared to the same period of 2011.  The increase in cash flow from operations was principally attributable to a lower use of working capital during the three months ended March 31, 2012.  Accounts receivable increased $15.3 million during the first quarter of 2012, compared to an increase of $21.0 million for the same period of 2011.  Inventory increased $4.4 million during the first quarter of 2012, compared to an increase of $7.6 million for the same period in 2011. Other current liabilities provided $11.6 million of cash for the three months ended March 31, 2012 as compared to $4.7 million during the same period of 2011. The fluctuation in silver prices caused part of the variance in working capital utilization for the comparable periods. In the first quarter of 2011, silver prices increased at a much faster rate than in the first quarter of 2012, causing a larger increase in accounts receivable for the Precious Metal segment in the 2011 period as compared to the increase in accounts receivable in the first quarter of 2012.

Investing Activities

Investing activities used $8.5 million for the three months ended March 31, 2012 and provided $12.6 million during the same period of 2011.  The amount provided in 2011 was driven by discontinued operations, which received $26.5 million of proceeds from two sales of assets of the Arlon Coated Materials segment.  In 2011 the Company acquired a business that developed and manufactured hidden fastening systems for deck construction for $8.8 million.  Capital spending in the 2012 period was $2.6 million, as compared to $2.4 million in the 2011 period.  During the first quarter of 2012, the Company invested approximately $6.3 million, including brokerage commissions, in common stock of a public company, bringing its total investment at cost to $24.3 million.

Financing Activities

Financing activities provided $9.0 million of cash for the three months ended March 31, 2012, and $5.6 million for the same period of 2011. The increase in 2012 was principally attributable to $8.7 million higher net borrowings under the Company's First Lien Revolver.  In 2011, the net borrowings had been reduced by the proceeds from the asset sales of the Arlon Coated Materials segment, which were used to pay down the outstanding balance of the revolver.

In the first quarter of 2012, financing activities provided $9.0 million of cash, including $12.5 million of net borrowings under the First Lien Revolver and additional foreign term loans of $0.5 million during the three month period. The Company paid down $1.1 million on its domestic term loans for the three months ended March 31, 2012.

Financing activities provided $5.6 million of cash during the first quarter of 2011, including a net amount of $3.7 million of additional borrowing under the First Lien Revolver and additional foreign term loans of $0.8 million during the three month period. The Company paid down $1.5 million on its domestic term loans during the first quarter of 2011.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of March 31, 2012, H&H’s customer metal consisted of 226,363 ounces of silver, 543 ounces of gold, and 1,396 ounces of palladium.

Liquidity and Capital Resources

As of March 31, 2012, the Company's current assets totaled $192.3 million, its current liabilities totaled $122.1 million, and its working capital was $70.2 million, as compared to working capital of $70.1 million as of December 31, 2011.
HNH the parent company
The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. H&H Group is a corporation formed in connection with the Company's October 15, 2010 refinancing of substantially all of its indebtedness, principally with its existing lenders or their affiliates.
For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate (a portion of which has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities. H&H Group's credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.
HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $20.0 million in 2012 and $19.4 million in 2013. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.
As of March 31, 2012, HNH, the parent company, had cash of approximately $0.9 million and current liabilities of approximately $0.9 million. HNH, the parent company, held an equity investment in common stock of a public company with a cost of $24.3 million and a market value of $32.1 million as of March 31, 2012.
Handy & Harman Group Ltd.
The ability of H&H Group to draw on its U.S. revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of March 31, 2012, H&H Group's availability under its U.S. revolving credit facilities was $46.5 million and as of April 25, 2012, was approximately $35.3 million.
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
Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets (4) seeking financing alternatives that may lower its cost of capital and/or enhance current cash flow. The Company continues to examine all of its options and strategies, including acquisitions, divestitures, and other corporate transactions, to increase cash flow and stockholder value.
The Company has explored and will continue to explore from time to time refinancing for its existing credit facilities, as well as potential alternative or additional sources of financing. The relative attractiveness of any such financing or refinancing to the Company is subject to prevailing conditions in the credit markets. Accordingly, while the Company, among other financings, continues to consider the potential term loan referred to in rating agency press releases on March 27, 2012, there is no assurance the Company will proceed with such financing or any alternative financing at the present time.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of March 31, 2012, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Condensed Consolidated Financial Statements (unaudited), Note 18 “Contingencies-Legal Matters”, of this report.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2012, shares of common stock were foregone by certain employees, at their option, for state and federal income tax obligations attributable to the vesting of the second 25% of shares of restricted stock granted to such employees on March 14, 2011. The following table provides information on the shares foregone during the three months ended March 31, 2012:

Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2012 to January 31, 2012	—	$—	—	$—
February 1, 2012 to February 29, 2012	—	$—	—	$—
March 1, 2012 to March 31, 2012	20,494	$12.06	—	$—

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

**	Exhibit 101.INS XBRL Instance Document

**	Exhibit 101.SCH XBRL Taxonomy Extension Schema

**	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

**	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

**	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

**	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN Ltd.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 1, 2012