Form 10-Q
period 2012-06-30
HANDY & HARMAN LTD.
filed 2012-08-09
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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
Yes ☐    No ☒

The number of shares of Common Stock issued and outstanding as of August 7, 2012 was 13,149,404.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I. Item 1: Financial Statements

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands except per share)	2012	2011	2012	2011

Net sales	$187,213	$187,453	$351,349	$340,782
Cost of goods sold	132,439	139,578	252,616	253,881
Gross profit	54,774	47,875	98,733	86,901
Selling, general and administrative expenses	32,657	29,866	64,527	58,788
Pension expense	652	1,125	1,264	2,250
Asset impairment charge	—	10	—	700
Operating income	21,465	16,874	32,942	25,163
Other:
Interest expense	4,350	3,297	8,199	7,626
Realized and unrealized gain on derivatives	(1,612)	(5,019)	(2,510)	(855)
Other expense (income)	152	26	196	(5)
Income from continuing operations before tax	18,575	18,570	27,057	18,397
Tax provision	7,623	1,529	11,009	2,535
Income from continuing operations, net of tax	10,952	17,041	16,048	15,862
Discontinued Operations:
Loss from discontinued operations, net of tax	—	(127)	—	(709)
Gain on disposal of assets, net of tax	—	(154)	—	6,431
Net income (loss) from discontinued operations	—	(281)	—	5,722
Net income	$10,952	$16,760	$16,048	$21,584
Basic and diluted per share of common stock
Income from continuing operations, net of tax, per share	$0.83	$1.35	$1.24	$1.27
Discontinued operations, net of tax, per share	—	(0.03)	—	0.46
Net income per share	$0.83	$1.32	$1.24	$1.73
Weighted average number of common shares outstanding	13,144	12,651	12,918	12,468

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Net income	$10,952	$16,760	$16,048	$21,584

Other comprehensive income (loss), net of tax:
Change in market value of investments	(14,320)	—	(14,415)	—
Tax effect of change in market value of investments	5,829	—	5,867	—
Foreign currency translation adjustment	(844)	(157)	(938)	600
Other comprehensive income (loss)	(9,335)	(157)	(9,486)	600

Comprehensive income	$1,617	$16,603	$6,562	$22,184

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$6,244	$6,841
Trade and other receivables - net of allowance for doubtful accounts of $2,393 and $2,465, respectively	102,092	81,261
Inventories, net	54,203	50,385
Deferred income tax assets - current	19,816	19,693
Prepaid and other current assets	13,232	12,314
Total current assets	195,587	170,494
Property, plant and equipment at cost, less accumulated depreciation	78,782	77,476
Goodwill	65,658	65,667
Other intangibles, net	32,581	34,077
Investments in marketable securities	17,764	25,856
Deferred income tax asset	105,580	107,685
Other non-current assets	11,029	11,935
Total assets	$506,981	$493,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$52,215	$35,624
Accrued liabilities	32,134	28,312
Accrued environmental liability	5,476	6,524
Accrued interest - related party	621	609
Short-term debt	22,271	24,168
Current portion of long-term debt	4,452	4,452
Deferred income tax liabilities - current	1,096	736
Total current liabilities	118,265	100,425
Long-term debt	108,465	114,616
Long-term debt - related party	19,623	20,045
Accrued pension liability	180,684	186,211
Other employee benefit liabilities	5,298	5,299
Other liabilities	7,392	7,596
Total liabilities	439,727	434,192
Commitments and Contingencies
Stockholders' Equity:
Preferred stock- $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	—	—
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 13,149 and 12,646 shares, respectively	132	127
Accumulated other comprehensive loss	(197,875)	(188,389)
Additional paid-in capital	557,435	555,746
Accumulated deficit	(292,438)	(308,486)
Total stockholders' equity	67,254	58,998
Liabilities and stockholders' equity	$506,981	$493,190

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$16,048	$21,584
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisitions:
Depreciation and amortization	7,643	7,875
Non-cash stock based compensation	1,941	1,729
Amortization of debt issuance costs	854	1,145
Loss (gain) on early retirement of debt	539	(603)
Pay-in-kind interest on Subordinated Notes	1,110	1,433
Deferred income taxes	7,454	349
Gains from asset dispositions	(49)	(44)
Asset impairment charge	—	700
Non-cash gain from derivatives	(1,913)	(2,383)
Reclassification of net cash settlements on precious metal contracts to investing activities	(597)	1,603
Net cash used in operating activities of discontinued operations, including non-cash gain on sale of assets	—	(11,002)
Decrease (increase) in operating assets and liabilities:
Trade and other receivables	(21,473)	(37,197)
Inventories	(3,866)	(11,298)
Other current assets	(835)	(190)
Accrued interest expense-related party	621	—
Other current liabilities	3,838	2,994
Other items-net	(134)	(1,038)
Net cash provided by (used in) operating activities	11,181	(24,343)
Cash flows from investing activities:
Additions to property, plant & equipment	(7,722)	(5,712)
Net cash settlements on precious metal contracts	597	(1,603)
Acquisition	—	(8,761)
Proceeds from sales of assets	465	74
Investment in available-for-sale securities	(6,321)	—
Net cash provided by (used in) sale of assets of discontinued operations	—	26,532
Net cash provided by (used in) investing activities	$(12,981)	$10,530

	Six Months Ended
	June 30,
(in thousands)	2012	2011
Cash flows from financing activities:
Net revolver borrowings (repayments)	(2,042)	19,465
Net borrowings on loans - foreign	1,400	746
Repayments of term loans	(2,226)	(2,576)
Repurchase of Subordinated Notes	—	(8,069)
Deferred finance charges	—	(510)
Net change in overdrafts	4,305	3,832
Other financing activities	(210)	(55)
Net cash provided by financing activities	1,227	12,833
Net change for the period	(573)	(980)
Effect of exchange rate changes on net cash	(24)	228
Cash and cash equivalents at beginning of period	6,841	8,762
Cash and cash equivalents at end of period	$6,244	$8,010
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$(5,492)	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Capital in Excess of	Total Stockholders'
	Shares	Amount	Loss	Deficit	Par Value	Equity
Balance, December 31, 2011	12,646	$127	$(188,389)	$(308,486)	$555,746	$58,998
Amortization, issuance, and forfeitures of restricted stock grants	503	5	—	—	1,689	1,694
Unrealized loss on available-for-sale investments, net of tax	—	—	(8,548)	—	—	(8,548)
Foreign currency translation adjustment	—	—	(938)	—	—	(938)
Net income	—	—	—	16,048	—	16,048
Balance, June 30, 2012	13,149	$132	$(197,875)	$(292,438)	$557,435	$67,254

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 2 – Management’s Plans and Liquidity

Liquidity
As of June 30, 2012, the Company's current assets totaled $195.6 million, its current liabilities totaled $118.3 million, and its working capital was $77.3 million, as compared to working capital of $70.1 million as of December 31, 2011.
HNH the parent company
The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH.
For HNH, the parent company, sources of cash flow consist of its cash on-hand, distributions from its principal subsidiary, H&H Group, and other discrete transactions. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to the following exceptions: (i) unsecured loans for required payments to the WHX Corporation Pension Plan, a defined benefit pension plan sponsored by the Company (the “WHX Pension Plan”), (ii) payments by H&H Group to HNH for the payment of taxes by HNH that are attributable to H&H Group and its subsidiaries, and (iii) unsecured loans, dividends or other payments for other uses in the aggregate principal amount, together with the aggregate amount of all other such loans, dividends and payments, not to exceed $60.0 million in the aggregate (as of June 30, 2012, $56.3 million has been used). These exceptions are subject to the satisfaction of certain conditions, including the maintenance of minimum amounts of excess borrowing availability under the credit facilities. H&H Group's credit facilities are collateralized by first priority liens on substantially all of the assets of H&H Group and its subsidiaries.
HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $7.8 million for the remainder of 2012, $10.8 million, $17.5 million, $18.0 million, $16.0 million, and $59.7 million in 2013, 2014, 2015, 2016, and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.
As of June 30, 2012, HNH, the parent company, had cash of approximately $1.1 million and current liabilities of approximately $1.0 million. HNH held an equity investment in common stock of a public company with a cost of $24.3 million and a market value of $17.8 million as of June 30, 2012.
Handy & Harman Group Ltd.
The ability of H&H Group to draw on its U.S. revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of June 30, 2012, H&H Group's availability under its U.S. revolving credit facilities was $64.4 million, and as of July 31, 2012, was approximately $71.7 million.
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
The Company has explored and will continue to explore from time to time refinancing for its existing credit facilities, as well as potential alternative or additional sources of financing. The relative attractiveness of any such financing or refinancing to the Company is subject to prevailing conditions in the credit markets. The Company expects to refinance its senior debt prior to its maturity date of July 1, 2013.
Note 3 – Basis of Presentation

The consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2011.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.  In particular, the income of certain discontinued operations (see Note 5-“Discontinued Operations”) has been reclassified into separate lines on the Consolidated Statement of Operations to segregate them from continuing operations.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

Note 5 – Discontinued Operations

Kasco-France

During the third quarter of 2011, the Company sold the stock of Eurokasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pretax earnings over the next three years. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.   Kasco-France has been included as a discontinued operation on a retrospective basis and had a loss of $0.1 million and $0.2 million for the three and six months ended June 30, 2011, respectively.

Arlon CM

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million.  Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company’s revolving credit facility.  A pretax gain on the sale of these assets of $11.5 million was recorded in 2011.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded a pretax loss of $5.0 million on the sale of these assets in 2011.  The net proceeds from these asset sales were used to repay indebtedness under the Company’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, were recorded in “Trade and other receivables” on the consolidated balance sheet as of December 31, 2011, and were received by the Company in the second quarter of 2012.

The total gain of $6.4 million, net of tax, as a result of the sales of the California and Texas operations of Arlon CM is reported in discontinued operations on the consolidated statement of operations for the six months ended June 30, 2011. The discontinued operations had an aggregate loss of $0.1 million and $0.7 million from their operations for the three and six months ended June 30, 2011, respectively.

The income (loss) from discontinued operations consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net sales	$—	$3,769	$—	$15,796
Operating loss	$—	$(123)	—	(672)
Loss from discontinued operations, net	$—	$(127)	—	(709)
Gain on sale of assets, net of tax	$—	$(154)	—	6,431

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

If the acquisition had taken place as of January 1, 2010 instead of during the first quarter of 2011, the unaudited proforma statement of operations for the Company would have been as follows:

	Three Months Ended	Six Months Ended
(in thousands except per share)	June 30, 2011	June 30, 2011
Net sales	$189,125	$342,454
Income from continuing operations before tax	$18,494	$18,321
Income from continuing operations, net of tax	$16,965	$15,786
Income from continuing operations, net of tax, per share	$1.34	$1.27

Note 7 – Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income/(loss) and their components follow:

(in thousands)	Unrealized gain (loss) on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$4,822	$2,119	$(195,330)	$(188,389)
Current period other comprehensive loss	(8,548)	(938)	—	(9,486)
Balance at June 30, 2012	$(3,726)	$1,181	$(195,330)	$(197,875)

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

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of June 30, 2012, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$17,764	$17,764	$—	$—
Commodity contracts on precious metal	$(74)	$(14)	$(60)	$—
Derivative features of Subordinated Notes	$527	$—	$—	$527

Activity	Six Months Ended June 30, 2012
(in thousands)
Balance at December 31, 2011	$(1,314)
Total net gains (losses) included in:
Net income	1,758
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	83
Net transfers into/ (out of) Level 3	—
Balance at June 30, 2012	$527

The income of $1.8 million for the six months ended June 30, 2012 noted above is an unrealized gain that is attributable to the fair value of the embedded derivatives associated with the Company’s Subordinated Notes.

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $7.3 million as of June 30, 2012, are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations. A non-cash asset impairment charge of $0.7 million was recorded for the six months ended ended June 30, 2011, related to unused land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Note 9 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of the Company’s common stock outstanding, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(in thousands, except per share)
Income from continuing operations, net of tax	$10,952	$17,041	$16,048	$15,862
Weighted average number of common shares outstanding	13,144	12,651	12,918	12,468
Income from continuing operations, net of tax per common share	$0.83	$1.35	$1.24	$1.27
Discontinued operations	$—	$(281)	$—	$5,722
Weighted average number of common shares outstanding	13,144	12,651	12,918	12,468
Discontinued operations per common share	$—	$(0.03)	$—	$0.46
Net income	$10,952	$16,760	$16,048	$21,584
Weighted average number of common shares outstanding	13,144	12,651	12,918	12,468
Net income per common share	$0.83	$1.32	$1.24	$1.73

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three and six month periods ended June 30, 2012 and 2011, although none were dilutive because the $90.00 per share exercise price of such equivalents exceeded the market value of the Company’s common stock during those periods. The market value of the Company’s common stock averaged $13.62 during the three month period ended June 30, 2012.  As of June 30, 2012, stock options for an aggregate of 51,500 shares are excluded from the calculation of net income per share.

Note 10 – Inventories

Inventories at June 30, 2012 and December 31, 2011 were comprised of:

(in thousands)	June 30,	December 31,
	2012	2011
Finished products	$19,629	$20,280
In - process	9,128	8,354
Raw materials	17,612	17,304
Fine and fabricated precious metal in various stages of completion	11,836	8,658
	58,205	54,596
LIFO reserve	(4,002)	(4,211)
	$54,203	$50,385

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $4.0 million as of June 30, 2012 and $4.2 million as of December 31, 2011.

Certain customers and suppliers of H&H choose to do business on a “toll” basis, and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2012, H&H’s customer metal consisted of 250,111 ounces of silver, 567 ounces of gold, and 1,467 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
	2012	2011
	(in thousands, except per ounce)
Precious metals stated at LIFO cost	$7,834	$4,447
Market value per ounce:
Silver	$27.64	$27.95
Gold	$1,604.00	$1,565.80
Palladium	$584.55	$655.40

Note 11 – Derivative Instruments

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forwards contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of June 30, 2012, the Company had entered into forward and future contracts with a value of $2.2 million for gold and $2.7 million for silver.

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

As these derivatives are not designated as accounting hedges under GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated statement of operations.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The three month periods ended June 30, 2012 and June 30, 2011 include gains of $0.5 million and $1.3 million, respectively, on precious metal contracts. The six month period ended June 30, 2012 includes a gain of $0.8 million and the six month period ended June 30, 2011 includes a loss of $1.4 million on precious metal contracts.

As of June 30, 2012, the Company had the following outstanding forward and future contracts with settlement dates ranging from August to September 2012.

Commodity	Amount
Silver	100,000	ounces
Gold	1,400	ounces

The Company’s Subordinated Notes issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. For the three month period ended June 30, 2012, a mark to market gain of $1.1 million was recognized in unrealized gain on derivatives compared to a gain of $3.7 million for the three month period ended June 30, 2011. For the six month period ended June 30, 2012, a mark to market gain of $1.8 million was recognized in unrealized gain on derivatives compared to a gain of $2.3 million for the six month period ended June 30, 2011. The embedded derivative features of the Subordinated Notes and related Warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Consolidated Statements of Operations

(in thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative	Statement of Operations Line	2012	2011	2012	2011
Commodity contracts	Realized and unrealized gain (loss) on derivatives	$495	$1,315	$752	$(1,418)
Derivative features of Subordinated Notes	Realized and unrealized gain (loss) on derivatives	1,117	3,704	1,758	2,273
	Total derivatives not designated as hedging instruments	$1,612	$5,019	$2,510	$855
	Total derivatives	$1,612	$5,019	$2,510	$855

GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)		June 30,	December 31,
Derivative	Balance Sheet Location	2012	2011
Commodity contracts	Other current assets (liabilities)	$(74)	$(229)
Derivative features of Subordinated Notes	Long-term debt & long term debt-related party	527	(1,314)
	Total derivatives not designated as hedging instruments	$453	$(1,543)
	Total derivatives	$453	$(1,543)
Note 12 – Investments
On June 30, 2012 and December 31, 2011, the Company held an investment in the common stock of a single public company which is classified as an available-for-sale security in non-current assets. The unrealized gain or loss associated with such securities is included in Accumulated Other Comprehensive Loss, net of tax, on the consolidated Balance Sheet and also on the consolidated Statement of Changes in Stockholders' Equity. There have been no sales or realized gains or losses from marketable securities, and no impairments, whether other-than-temporary or not, have been recognized. The security has been in a continuous loss position for less than 12 months. Some of the factors considered by the Company when determining that the reduction in fair value below cost should not be recorded as an impairment in the Statement of Operations are that the security is listed on a national stock exchange (NASDAQ), the market price has generally exceeded the June 30, 2012 price since that time, and the Company has the intent and ability to retain the investment for a period of time sufficient to allow for the anticipated recovery in its market value.

(in thousands)	Cost	Gross Unrealized Gain (Loss)	Fair Value
June 30, 2012
Available-for-sale equity securities	$24,343	$(6,579)	$17,764

December 31, 2011
Available-for-sale equity securities	$18,021	$7,835	$25,856

Note 13 - Goodwill and Other Intangibles
Goodwill is reviewed annually for impairment in accordance with generally accepted accounting principles. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.  The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit.

The changes in the net carrying amount of goodwill by reportable segment for the six month periods ended June 30, 2012 and 2011 were as follows:

(in thousands)
Segment	Balance at January 1, 2012	Acquisitions/ Other	Balance at June 30, 2012	Accumulated Impairment Losses
Precious Metal	$1,489	$(9)	$1,480	$—
Tubing	1,895	—	1,895	—
Engineered Materials	52,985	—	52,985	—
Arlon	9,298	—	9,298	(1,140)
	$65,667	$(9)	$65,658	$(1,140)
Segment	Balance at January 1, 2011	Acquisitions/ Other	Balance, June 30, 2011	Accumulated Impairment Losses
Precious Metal	$1,492	$32	$1,524	$—
Tubing	1,895	—	1,895	—
Engineered Materials	51,232	1,623	52,855	—
Arlon	9,298	—	9,298	(1,140)
	$63,917	$1,655	$65,572	$(1,140)

Other intangible assets as of June 30, 2012 and December 31, 2011 consisted of:

(in thousands)	June 30, 2012			December 31, 2011			Weighted Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$37,965	$(11,945)	$26,020	$37,965	$(10,666)	$27,299	16.6
Trademarks & Brand names	4,398	(1,494)	2,904	4,398	(1,354)	3,044	17.5
Patents and patent applications	4,638	(1,357)	3,281	4,466	(1,192)	3,274	15
Non-compete agreements	906	(777)	129	906	(754)	152	6.5
Other	1,409	(1,162)	247	1,409	(1,101)	308	8
Total	$49,316	$(16,735)	$32,581	$49,144	$(15,067)	$34,077
Amortization expense totaled $0.8 million and $0.9 million for the three months ended June 30, 2012 and 2011, respectively. Amortization expense totaled $1.7 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. The estimated amortization expense for the remainder of 2012 and for the years thereafter is as follows:

(in thousands)	Products and Customer Relationships	Trademarks	Patents and Patent Applications	Non-Compete Agreements	Other	Total

Remainder of 2012	$1,184	$171	$143	$74	$22	$1,594
2013	2,463	311	310	55	81	3,220
2014	2,463	311	310	—	68	3,152
2015	2,463	311	310	—	58	3,142
2016	2,463	311	310	—	8	3,092
Thereafter	14,984	1,489	1,898	—	10	18,381
	$26,020	$2,904	$3,281	$129	$247	$32,581

Note 14 – Pensions and Other Post-retirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three and six month periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Service cost	$—	$55	$—	$111
Interest cost	5,349	5,616	10,698	11,232
Expected return on plan assets	(6,727)	(6,924)	(13,494)	(13,849)
Amortization of prior service cost	10	16	20	31
Amortization of actuarial loss	2,020	$2,362	4,040	4,725
	$652	$1,125	1,264	2,250

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions. In 2011, the unrecognized actuarial gains or losses were amortized over the average future service years of active participants in the WHX Pension Plan, which was approximately 10 years. Beginning in 2012, the actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than previously used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive.

During the second quarter of 2012, new U.S. legislation was enacted that significantly reduced the amount of minimum pension plan contributions that the Company expects to make to the WHX Pension Plan in the next several years. The Company now expects to have required minimum contributions to the WHX Pension Plan of $7.8 million for the remainder of 2012, $10.8 million, $17.5 million, $18.0 million, $16.0 million, and $59.7 million in 2013, 2014, 2015, 2016 and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million and $0.6 million for the three month periods ended June 30, 2012 and 2011, respectively, and $1.0 million and $1.1 million for the six month periods ended June 30, 2012 and 2011, respectively.

Note 15 – Debt

Debt at June 30, 2012 and December 31, 2011 was as follows:

(in thousands)	June 30,	December 31,
	2012	2011
Short term debt
First Lien Revolver	$21,807	$23,850
Foreign	464	318
Total short-term debt	22,271	24,168
Long-term debt
First Lien Term Loan	14,000	16,100
Second Lien Term Loan	75,000	75,000
10% Subordinated Notes, net of unamortized discount	13,755	18,934
Other H&H debt-domestic	6,908	7,034
Foreign loan facilities	3,254	2,000
Sub total	112,917	119,068
Less portion due within one year	4,452	4,452
Long-term debt	108,465	114,616
Long-term debt - related party:
10% Subordinated Notes, net of unamortized discount	19,623	20,045
Total long-term debt	128,088	134,661
Total debt	$154,811	$163,281

Capital lease facility
Current portion of capital lease	$417	$417
Long-term portion of capital lease	624	796
Total capital lease facility	$1,041	$1,213

First Lien Term Loan
H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the “Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder. Amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at June 30, 2012 ), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at June 30, 2012). The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million. All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013. Obligations under the Wells Fargo Facility ("First Lien Revolver" and "First Lien Term Loans") are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
Second Lien Term Loan
The Amended and Restated Loan and Security Agreement with Ableco L.L.C. (the "Ableco Facility") provides for three loans at a maximum value of $25.0 million per loan (the "Second Lien Term Loans"). Two of the three Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.50% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013. Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
On May 23, 2012, H&H Group and the lenders agreed to amend the Wells Fargo Facility and the Ableco Facility to, among other things, increase from $23.0 million to $28.0 million, the maximum amount of capital expenditures allowed during the previous 12 months.

The Company expects to refinance its senior debt prior to the maturity date, July 1, 2013.
Subordinated Notes

Subordinated secured notes due 2017 (the “Subordinated Notes”) were issued by H&H Group pursuant to an Indenture by and among H&H Group, the guarantors party thereto, and Wells Fargo, as trustee. All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of all of the principal amount of the Notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (the “Applicable Redemption Price”). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.
During the second quarter of 2012, H&H Group agreed to repurchase $5.1 million face amount of Subordinated Notes, plus accrued interest. The cash settlement of the transaction is expected to take place in the third quarter of 2012 and a liability of $5.5 million in connection with the repurchase is included in Accrued Liabilities on the Consolidated Balance Sheet as of June 30, 2012.

Note 16 – Income Taxes

For the six months ended June 30, 2012 and 2011, tax provisions from continuing operations of $11.0 million and $2.5 million were recorded, respectively. The increase in the tax provision in the first half of 2012 as compared to the first half of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
HNH had NOLs of approximately $185 million as of December 31, 2010 and had established a full valuation allowance against its federal deferred tax assets. As earnings were recorded in the first half of 2011, HNH recognized the benefit from the utilization of its NOLs, thereby reducing tax expense. In the fourth quarter of 2011, the Company changed its judgment regarding the realizability of its deferred tax assets, and, as of December 31, 2011, reversed most of its remaining deferred tax valuation allowance, thus recording a tax benefit of the future NOLs at that time. As of December 31, 2011, HNH had federal NOLs of approximately $183 million and a related deferred tax asset of $64.1 million was recorded on the consolidated balance sheet as of December 31, 2011.
In the first half of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax expense resulting from first half 2012 earnings was recorded in the tax provision in the statement of operations. The effective tax rate in the first half of 2012 was 40.7%.
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

The following table presents information about reportable segments for the three and six months ended June 30, 2012 and 2011.

Statement of operations data:	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2012	2011	2012	2011
Net Sales:
Precious Metal	$49,576	$54,051	$97,414	$98,697
Tubing	25,905	24,474	51,697	48,873
Engineered Materials	77,014	74,168	134,127	123,562
Arlon	21,703	21,813	41,708	43,842
Kasco	13,015	12,947	26,403	25,808
Total net sales	$187,213	$187,453	$351,349	$340,782
Segment operating income:
Precious Metal	7,803	5,612	13,417	10,114
Tubing	4,574	3,292	8,119	7,573
Engineered Materials	10,413	10,050	14,945	12,188
Arlon (a)	3,970	2,513	6,498	4,649
Kasco	852	961	2,009	2,070
Total segment operating income	27,612	22,428	44,988	36,594
Unallocated corporate expenses & non operating units (b)	(5,521)	(4,473)	(10,831)	(9,225)
Unallocated pension expense	(652)	(1,125)	(1,264)	(2,250)
Gain on disposal of assets	26	44	49	44
Operating income	21,465	16,874	32,942	25,163
Interest expense	(4,350)	(3,297)	(8,199)	(7,626)
Realized and unrealized gain on derivatives	1,612	5,019	2,510	855
Other (expenses) income	(152)	(26)	(196)	5
Income from continuing operations before income taxes	$18,575	$18,570	$27,057	$18,397

a)
The segment operating income of the Arlon segment for the six months ended June 30, 2011 includes an asset impairment charge of $0.7 million to write down unused land located in Rancho Cucamonga, California to fair value.

b)
The segment operating income for the six months ended June 30, 2011 has been adjusted by $0.4 million of non-cash restricted stock expense to be comparable with the 2012 presentation. Such restricted stock expense is presented in both years as an unallocated corporate expense.

Note 18 – Stock-Based Compensation

In March, April and May of 2012, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 525,400 shares of restricted stock under the 2007 Incentive Stock Plan, as amended, to certain employees and members of the Board of Directors. The fair value of the restricted shares was determined based upon the NASDAQ closing price per share on the dates of grant.

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

Compensation expense is measured based on the fair value of the stock-based awards on the grant date and recognized in the statement of operations on a straight-line basis over the requisite service period, which is the vesting period.

The Company allows employees to forego the issuance of shares to meet applicable federal and state income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's Common Stock. During the six month period ended June 30, 2012, 20,494 shares were foregone by employees in connection with income tax withholding obligations.
Restricted stock activity under the Company's 2007 Plan was as follows in the six months ended June 30, 2012:

(shares)	Employees	Directors
Balance, January 1, 2012	261,934	206,000
Granted	273,400	252,000
Forfeited	(2,600)	—
Reduced for income tax obligations	(20,494)	—
Balance, June 30, 2012	512,240	458,000

Vested	142,850	209,000
Non-vested	369,390	249,000

The Company has recognized compensation expense related to restricted shares of $1.3 million and $0.7 million for the three months ended June 30, 2012 and 2011, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2012 and 2011, respectively. Unearned compensation expense related to restricted shares at June 30, 2012 is $6.6 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

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
Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.
On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal's second amended complaint alleged that HNH breached fiduciary duties under the Employee Retirement Income Security Act (“ERISA”) in connection with (i) the transfer in November 2008 of the pension plan assets of Severstal Wheeling, Inc (“SWI”) from the WHX Pension Plan Trust to SWI's pension trust and (ii) the subsequent management of SWI's pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief. The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011.  On September 1, 2011, the District Court granted the Company's Motion to Dismiss in its entirety. On September 15, 2011, Severstal filed a motion for leave to amend the second amended complaint. The proposed amendments sought to add the WHX Pension Investment Committee, along with two of its members in their individual capacities. On October 3, 2011, the Company filed its opposition to Severstal's motion for leave to amend. On May 11, 2012, the magistrate judge assigned to the case denied Severstal's motion to amend. On May 25, 2012, Severstal filed an objection to the magistrate judge's decision with the district court. That objection is pending. The Company believes that Severstal's allegations are without merit and intends to continue to defend itself vigorously. The Company's liability, if any, cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of the Company.
 Environmental Matters
H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for up to two years to prove no groundwater impact to the Sold Parcel.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.0 million was expended through December 31, 2009, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.2 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy and in January 2010, H&H received $1.034 million, net of attorney's fees, as the final settlement of H&H's claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel, and will be initiating a more comprehensive field study with subsequent evaluation of various options for remediation of the Adjacent Parcel. Since the total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.
In 1986, HHEM entered into an administrative consent order (the “ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time.    Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of June 30, 2012, over and above the $1.0 million, total investigation and remediation costs of approximately $2.3 million and $0.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.   Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of HHEM or the Company.
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
In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (the “Superfund site”).  H&H is part of a group of thirteen (13) other PRPs (the “PRP Group”) that work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRP's have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $0.2 million relating to the “true-up” of monies previously expended for remediation and a payment of $0.3 million for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy (“DOE”), has been completed with the exception of the Final Status Survey. Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs. It is currently anticipated that the DOE will turn over the Superfund site towards the end of 2012 or the first quarter of 2013, allowing for mobilization in early 2013.  Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, as noted above.   H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations and cash flow of H&H or the Company.
HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL Audit Inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM's Licensed Site Professional's partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL.   On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM's Licensed Site Professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. HHEM received notice on April 13, 2011 that the MADEP initiated a routine audit of the Class A-3 RAO. MADEP subsequently requested clarification of several items and HHEM's Licensed Site Professional provided a response letter on July 11, 2011. HHEM anticipates resolution of the audit process before the end of 2012.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.
As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $5.5 million accrued related to estimated environmental remediation costs as of June 30, 2012.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.
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
Other Litigation
Certain of the Company's subsidiaries were defendants (“Subsidiary Defendants”) in numerous cases pending in a variety of jurisdictions relating to welding fumes.  Generally, the factual underpinning of the plaintiffs' claims was that the use of welding products for their ordinary and intended purposes in the welding process caused emissions of fumes that contain manganese, which is toxic to the human central nervous system.  In June 2012, the steering committees for the parties in the welding fume multi-district litigation pending in the United States District Court for the Northern District of Ohio reached a global settlement resolving nearly all welding fume cases pending in state or federal court. None of the Subsidiary Defendants were required to contribute to the settlement fund under the global settlement. As a result of the global settlement, all but one of the cases against the Subsidiary Defendants have been dismissed. The remaining case is not expected to have a material effect on the Company.
In addition to the foregoing case, there are a number of other claims against the Company or certain of its subsidiaries in connection with a variety of products sold by such subsidiaries over several years, as well as litigation related to employment matters, contract matters, sales and purchase transactions and general liability claims, many of which arise in the ordinary course of business. It is not possible at this time to reasonably estimate the probability, range or share of any potential liability of the Company or its subsidiaries in any of these matters.
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

Results from Continuing Operations

The operating results for the three and six months ended June 30, 2012 and 2011 are summarized in the following table.

	Three Months ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011

Net sales	$187,213	$187,453	$351,349	$340,782
Gross profit	54,774	47,875	98,733	86,901
Gross profit margin	29.3%	25.5%	28.1%	25.5%
Selling, general and administrative expenses	32,657	29,866	64,527	58,788
Pension expense	652	1,125	1,264	2,250
Asset impairment charge	—	10	—	700
Operating income	21,465	16,874	32,942	25,163
Other:
Interest expense	4,350	3,297	8,199	7,626
Realized and unrealized gain on derivatives	(1,612)	(5,019)	(2,510)	(855)
Other expense (income)	152	26	196	(5)
Income from continuing operations before tax	18,575	18,570	27,057	18,397
Tax provision	7,623	1,529	11,009	2,535
Income from continuing operations, net of tax	$10,952	$17,041	$16,048	$15,862

Net Sales
(in thousands)	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012

Net sales, prior period	$187,453	$340,782
Components of change in sales:
Effect of silver prices	(7,492)	(7,104)
Organic sales change	7,252	17,671
Net sales, current period	$187,213	$351,349

Net sales for the three months ended June 30, 2012 of $187.2 million was relatively flat when compared to the same period in 2011.  Organic sales increased by $7.3 million on higher volume, offset by the impact of lower silver prices of $7.5 million. Average silver market price was approximately $29.40 per troy ounce in the second quarter of 2012 as compared to $38.57 per troy ounce during the same period of 2011.

Net sales for the six months ended June 30, 2012 increased by $10.6 million, or 3.1%, to $351.3 million, as compared to $340.8 million for the six months ended June 30, 2011.  Organic sales for the six months ended June 30, 2012 increased $17.7 million driven by higher demand for our products. Lower silver prices had a negative effect of $7.1 million on net sales during the first half of 2012 as the average silver price was approximately $31.12 per troy ounce, compared to $35.24 per troy ounce during the same period of 2011.

Gross Profit Margin

Gross profit for the three months ended June 30, 2012 increased to $54.8 million as compared to $47.9 million for the same quarter of 2011, and as a percentage of net sales, increased to 29.3% as compared to 25.5% in the second quarter last year. For the six months ended June 30, 2012, gross profit increased to $98.7 million as compared to $86.9 million for the same period of 2011, and as a percentage of sales, increased to 28.1% as compared to 25.5% for the same six month period of 2011. The gross margin improvements of 3.8% and 2.6%, respectively, in the three and six month periods ended June 30, 2012, were principally due to favorable product mix, effective cost control, and improved efficiency at the manufacturing plants across all segments. In addition, lower silver prices also contributed to the increase in gross margin by 1.2% and 0.6%, respectively, in the three and six month periods ended June 30, 2012. Since the Company's precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, lower silver prices generally result in increases in the precious metal segment's gross profit margin as a percentage of net sales.

 Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses for the three months ended June 30, 2012 were $32.7 million or 17.4% of sales, compared to $29.9 million or 15.9% of sales for the same period a year ago. For the six months ended June 30, 2012, SG&A was $64.5 million or 18.4% of sales, compared to $58.8 million or 17.3% of sales for the six months ended June 30, 2011. The increases in SG&A as a percentage of net sales in both the three and six month periods of 2012 were primarily due to higher selling and promotion costs related to product sales of the Engineered Materials segment, higher 2012 restricted stock awards and higher self-insured employee medical claim costs compared to the same periods of 2011. Also, lower average silver prices had a negative impact on SG&A as a percentage of net sales as compared to the prior year.
Pension Expense

Non-cash pension expense was $0.7 million for the three months ended June 30, 2012, which was $0.5 million lower than the three months ended June 30, 2011, and for the six months ended June 30, 2012 was $1.3 million , which was $1.0 million lower than the six months ended June 30, 2011. The reduction in non-cash pension expense was partially due to a change in the amortization period for actuarial losses to reflect the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than the average future service years of active participants, which was previously used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive. We currently expect non-cash pension expense to be approximately $2.5 million in 2012, as compared to $6.4 million in 2011.

Asset Impairment Charge

A non-cash asset impairment charge of $0.7 million was recorded for the six months ended June 30, 2011. The non-cash asset impairment charge was related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.
Operating Income

Operating income for the three months ended June 30, 2012 was $21.5 million as compared to $16.9 million for the same period of 2011. The higher operating income in the 2012 quarter was principally driven by increased sales volume in most of the Company’s segments, improved gross profit margin in all segments, along with a lower non-cash pension expense.

Operating income for the six months ended June 30, 2012 was $32.9 million as compared to $25.2 million for the same period of 2011. The higher operating income in the 2012 six-month period was principally driven by increased sales volume in most of the Company’s segments, improved gross profit margin in all segments, along with a lower non-cash impairment charge and non-cash pension expense.

Interest Expense

Interest expense for the three months ended June 30, 2012 was $4.4 million, compared to $3.3 million for the same period of 2011 and for the six months ended June 30, 2012, was $8.2 million compared to $7.6 million for the same period of 2011. As a result of certain subordinated note repurchases during the second quarters of both 2012 and 2011, interest expense included a $0.5 million loss in the three and six months ended June 30, 2012, and a $0.6 million gain in the three and six months ended June 30, 2011.

Realized and Unrealized Gain on Derivatives

Realized and unrealized gains (losses) on derivatives for the three and six months ended June 30, 2012 and June 30, 2011 were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative	2012	2011	2012	2011
Commodity contracts	$495	$1,315	$752	$(1,418)
Derivative features of Subordinated Notes	1,117	3,704	1,758	2,273
Total realized and unrealized gain on derivatives	$1,612	$5,019	$2,510	$855

H&H utilizes precious metal forward and future contracts as derivative financial instruments to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on this derivative instrument are the change in the prices of precious metal and the amount of ounces hedged. The lower gain in the three months ended June 30, 2012 was primarily driven by a reduction in the amount of ounces under contract in 2012 as compared to 2011. While decreasing the use of hedging contracts with brokers, the Company has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner. If there is an increase in silver prices, it could reasonably be expected to cause a loss on H&H's silver derivatives contracts, as occurred in the six months ended June 30, 2011, when silver prices increased significantly. The market price of silver on June 30, 2012 was $27.64 per troy ounce. In addition, the Company's Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH's stock is a significant factor that influences the valuation of the derivative liability.

Income Taxes
For the three months ended June 30, 2012 and 2011, tax provisions from continuing operations of $7.6 million and $1.5 million were recorded, respectively. For the six months ended June 30, 2012 and 2011, tax provisions from continuing operations of $11.0 million and $2.5 million were recorded, respectively. The increase in the tax provision in the three and six months ended June 30, 2012 as compared to the same periods of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
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
In the first half of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax expense resulting from first half 2012 earnings was recorded in the tax provision in the statement of operations. The effective tax rate in the first half of 2012 was 40.7%, as compared to 13.8% in the first half of 2011.
Discontinued Operations
For the six months ended June 30, 2011, the Company recorded net income from discontinued operations of $5.7 million, or $0.46 per share. See segment discussion that follows for more specific information on the discontinued operations.
Net Income
Net income for the three months ended June 30, 2012 was $11.0 million, or $0.83 per share, compared to $16.8 million, or $1.32 per share, for the three months ended June 30, 2011. Net income for the six months ended June 30, 2012 was $16.0 million, or $1.24 per share, compared to $21.6 million, or $1.73 per share, for the six months ended June 30, 2011.
Segment Analysis
Segment sales and operating income data for the three and six months ended June 30, 2012 and 2011 are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)			%			%
	2012	2011	Change	2012	2011	Change
Net Sales:
Precious Metal	$49,576	$54,051	(8.3)%	$97,414	$98,697	(1.3)%
Tubing	25,905	24,474	5.8%	51,697	48,873	5.8%
Engineered Materials	77,014	74,168	3.8%	134,127	123,562	8.6%
Arlon	21,703	21,813	(0.5)%	41,708	43,842	(4.9)%
Kasco	13,015	12,947	0.5%	26,403	25,808	2.3%
Total net sales	$187,213	$187,453	(0.1)%	$351,349	$340,782	3.1%
Segment operating income:
Precious Metal	7,803	5,612	39.0%	13,417	10,114	32.7%
Tubing	4,574	3,292	38.9%	8,119	7,573	7.2%
Engineered Materials	10,413	10,050	3.6%	14,945	12,188	22.6%
Arlon	3,970	2,513	58.0%	6,498	4,649	39.8%
Kasco	852	961	(11.3)%	2,009	2,070	(2.9)%
Total segment operating income	$27,612	$22,428	23.1%	$44,988	$36,594	22.9%

The comments that follow compare revenues and operating income by segment for the three and six months ended June 30, 2012 and 2011.

Precious Metal

For the three months ended June 30, 2012, the Precious Metal segment net sales decreased by $4.5 million, or 8.3%, to $49.6 million, as compared to net sales of $54.1 million for the same period of 2011.  The decrease in net sales was primarily driven by a decrease of approximately $9.17 per troy ounce in the average market price of silver during the second quarter of 2012 as compared to the same period of 2011. The effect of lower silver prices reduced net sales by $7.5 million on a quarter versus prior year's quarter basis. Increased sales volume of precious metal ounces and higher sales of non-precious metal products made from aluminum and copper for the three months ended June 30, 2012, partially offset the effect of lower silver prices as compared to the same period of 2011.

Segment operating income for the second quarter of 2012 increased by $2.2 million to $7.8 million, as compared to $5.6 million during the second quarter of 2011. The increased segment operating income was primarily driven by higher sales volume and a more favorable product mix.

For the six months ended June 30, 2012, the Precious Metal segment's net sales decreased by $1.3 million, or 1%, to $97.4 million as compared to net sales of $98.7 million for the same period of 2011.  The decrease in net sales was primarily driven by a decrease of approximately $4.12 per troy ounce in the average market price of silver during the first half of 2012 as compared to the same period of 2011. The effect of lower silver prices reduced net sales by $7.1 million for the first half of 2012 as compared to the same period of 2011. Increased sales volume of precious metal ounces and higher sales of non-precious metal products made from aluminum and copper for the six months ended June 30, 2012, partially offset the effect of lower silver prices as compared to the same period of 2011.

For the first half of 2012, segment operating income increased by $3.3 million to $13.4 million as compared to $10.1 million during the first half of 2011. The increased segment operating income was primarily driven by higher sales volume and a more favorable product mix.

Tubing

For the three months ended June 30, 2012, the Tubing segment net sales increased by $1.4 million, or 5.8%, to $25.9 million, as compared to $24.5 million in the second quarter of 2011.  The increase was attributable to higher sales to the ship building and heat trace markets served by the Stainless Steel Tubing Group and new markets served by the Specialty Tubing Group, which were partially offset by lower sales from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income increased by $1.3 million to $4.6 million for the second quarter of 2012, as compared to $3.3 million for the same period of 2011. Higher operating income was principally driven by higher sales volume from the Stainless Steel Tubing Group and higher gross profit margin from both the Stainless Steel Tubing Group and Specialty Tubing Group due to favorable product mix.

For the six months ended June 30, 2012, the Tubing segment net sales increased by $2.8 million, or 5.8%, to $51.7 million, as compared to $48.9 million in the first half of 2011.  The increase was attributable to higher sales from the markets served by the Stainless Steel Tubing Group and new markets of heat exchanger and oil & gas industries served by the Specialty Tubing Group, which was partially offset by lower refrigeration market sales serviced by the Specialty Tubing Group.

 For the six months ended June 30, 2012, segment operating income increased by $0.5 million to $8.1 million, as compared to $7.6 million for the first half of 2011.   Higher operating income was principally driven by higher sales volume from the Stainless Steel Tubing Group and higher gross profit margin from the Specialty Tubing Group due to favorable product mix.

Engineered Materials

For the three months ended June 30, 2012, the Engineered Materials segment sales increased by $2.8 million, or 3.8% to $77.0 million, as compared to $74.2 million for the same period of 2011. The incremental sales were driven by higher volume of fasteners for the home-center market, gas connectors, partially offset by lower sales of commercial roofing products. Sales of commercial roofing products during the second quarter of 2012 slowed after strong demand was experienced in the first quarter of 2012. Additionally, the Company experienced a significant one-time customer order in the second quarter of 2011.

Segment operating income increased by $0.4 million to $10.4 million for the three months ended June 30, 2012, as compared to $10.1 million for the same period of 2011.  Gross profit margin for the three months ended June 30, 2012 was higher compared to the three months ended June 30, 2011 primarily due to increased sales of higher margin branded fasteners and gas connectors in 2012 as compared to the second quarter of 2011. However, this was partially offset by higher selling and promotional costs related to the commercial roofing business in the 2012 quarter.

For the six months ended June 30, 2012, the Engineered Materials segment sales increased by $10.6 million, or 8.6% to $134.1 million, as compared to $123.6 million for the same period of 2011. The incremental sales were driven by higher volume of branded fasteners, commercial roofing products and gas connectors, partially offset by lower sales of electro-galvanized steel products as a result of a major customer changing from regular sales which include the cost of metal to toll processing sales in which the customer owns the metal. This change had no effect on gross profit as steel costs are excluded from both sales and cost of sales.

Segment operating income increased by $2.8 million to $14.9 million for the six months ended June 30, 2012, as compared to $12.2 million for the same period of 2011.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the six months ended June 30, 2012 was higher compared to the six months ended June 30, 2011 primarily due to increased sales of higher-margin branded fastener and gas connector products in the first half of 2012 as compared to the first half of 2011 partially offset by higher selling and promotional costs.

Arlon

For the three months ended June 30, 2012, Arlon sales decreased by $0.1 million, or 0.5% to $21.7 million , as compared to $21.8 million for the second quarter of 2011.  Lower sales were driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China partially offset by higher demand for thermoset products to the military defense industries.

Segment operating income increased by $1.5 million to $4.0 million for the three months ended June 30, 2012, as compared to $2.5 million for the same period of 2011.  Gross margin was 6.6% higher during the second quarter of 2012 as compared to 2011 primarily due to favorable product mix, effective cost control, and improved efficiencies from its China manufacturing facility.

For the six months ended June 30, 2012, Arlon sales decreased by $2.1 million, or 4.9% to $41.7 million, as compared to $43.8 million for the first half of 2011.  Lower sales were driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China and thermoset products to the military defense industries, as well as lower sales of flex heater products for the general industrial market.

Segment operating income increased by $1.8 million to $6.5 million for the six months ended June 30, 2012, as compared to $4.6 million for the same period of 2011.  Gross margin was 4.2% higher during the first half of 2012 as compared to 2011 primarily due to favorable product mix effective cost control, and improved efficiencies from its China manufacturing facility.  A non-cash asset impairment charge of $0.7 million was recorded for the six months ended June 30, 2011. The non-cash asset impairment charge was related to vacant land owned by Arlon in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Kasco

For the three months ended June 30, 2012, Kasco segment sales increased by $0.1 million, or 0.5%, to $13.0 million, as compared to $12.9 million for the second quarter of 2011. For the six months ended June 30, 2012, Kasco segment sales increased by $0.6 million, or 2.3%, to $26.4 million, as compared to $25.8 million for the first half of 2011. The sales improvement was principally from its route business in the United States.

Operating income for the Kasco segment in 2012 was principally flat with the 2011 for both the three and six months ended June 30, 2012. Improved gross margins resulted from increased route business in addition to lower manufacturing costs from the production facility in Mexico, but were offset by higher SG&A costs from higher commission on route sales and additional selling headcount.

Discontinued Operations

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million. Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company's First Lien Revolver. A pretax gain on the sale of these assets of $11.8 million was recorded in the first quarter of 2011. Additional escrow funds of $2.5 million was received by the Company during the second quarter of 2012.

On March 25, 2011, Arlon LLC and its subsidiaries sold all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The Company recorded proceeds of $2.3 million and a pretax loss of $5.0 million on the sale of these assets in the first quarter of 2011. The net proceeds from these asset sales were used to repay indebtedness under the Company’s First Lien Revolver.  Additional escrow funds of $0.5 million was received by the Company during the second quarter of 2012.

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. (“Kasco-France”), part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pretax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco. Kasco-France has been included as a discontinued operation on a retrospective basis for the three and six months ended June 30, 2011.

The results of the Arlon CM segment and Kasco-France, for 2011, are classified as discontinued operations on the consolidated income statements.  Discontinued operations generated aggregate net income of $5.7 million for the six months ended June 30, 2011, which included a gain, net of tax, of $6.4 million as a result of the sale of the California and Texas operations of Arlon CM, as well as an aggregate loss of $0.7 million from their operations for the six month period ending June 30, 2011.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the six months ended June 30, 2012, $11.2 million was provided from operating activities, $13.0 million was used in investing activities, and $1.2 million was provided by financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the six months ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$16,048	$21,584
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	7,643	7,875
Non-cash stock based compensation	1,941	1,729
Asset impairment charge	—	700
Pay-in-kind interest on Subordinated Notes	1,110	1,433
Non cash pension expense	1,264	2,250
Unrealized gains on derivatives	(1,913)	(2,383)
Deferred income taxes	7,454	349
Other	747	2,101
Net income after non-cash items	34,294	35,638
Discontinued operations	—	(11,002)
Pension payments	(6,726)	(4,811)
Working capital:
Trade and other receivables	(21,473)	(37,197)
Precious metal inventory	(3,387)	(4,884)
Inventory other than precious metal	(479)	(6,414)
Other current assets	(835)	(190)
Other current liabilities	9,921	5,555
Total working capital effect	(16,253)	(43,130)
Other items-net	(134)	(1,038)
Net cash provided by (used in) operating activities	$11,181	$(24,343)

The Company reported net income of $16.0 million for the six months ended June 30, 2012, which included $18.2 million of non-cash expense items such as depreciation and amortization of $7.6 million, non-cash stock-based compensation of $1.9 million, and non-cash pension expense of $1.3 million. Other non-cash items included deferred income tax change of $7.5 million, accrued interest not paid in cash of $1.1 million, and $0.9 million amortization of deferred debt issuance costs, which was partially offset by unrealized gains on derivatives of $1.9 million. Working capital used $16.3 million of cash during the six months ended June 30, 2012, and the Company made pension plan payments of $6.7 million.  As a result, net cash provided from operations was $11.2 million for the six months ended June 30, 2012.

The Company reported net income of $21.6 million for the six months ended June 30, 2011, which included $14.1 million of non-cash expense items such as depreciation and amortization of $7.9 million, non-cash stock-based compensation of $1.7 million, non-cash pension expense of $2.3 million, an asset impairment charge of $0.7 million, partially offset by unrealized gains on derivatives of $2.4 million. Other non-cash items included a $1.6 million reclassification of net cash settlements on precious metal contracts to investing activities and $1.1 million amortization of deferred debt financing costs. Working capital used $43.1 million of cash during the six months ended June 30, 2011, and the Company made pension plan payments of $4.8 million. In addition, discontinued operations used $11.0 million cash during the first half of 2011 ($4.6 million in operations, plus $6.4 million relating to the gain on sales of assets). As a result, net cash used in operations was $24.3 million for the six months ended June 30, 2011.

Operating cash flow for the six months ended June 30, 2012 was $35.5 million higher compared to the same period of 2011.  The increase in cash flow from operations was principally attributable to a lower use of working capital during the six months ended June 30, 2012.  Accounts receivable used $21.5 million during the first half of 2012, compared to a use of $37.2 million for the same period of 2011.  Inventory used $3.9 million during the first half of 2012, compared to $11.3 million for the same period in 2011. Other current liabilities provided $9.9 million of cash for the six months ended June 30, 2012 as compared to $5.6 million during the same period of 2011. The fluctuation in silver prices caused part of the variance in working capital utilization for the comparable periods. In the first half of 2011, silver prices increased, causing a larger increase in accounts receivable for the Precious Metal segment in the 2011 period as compared to the increase in accounts receivable in the first half of 2012 as the silver price decreased during the first half of 2012. Inventory utilized less cash in the 2012 period due to improvements in inventory management.

Investing Activities

Investing activities used $13.0 million for the six months ended June 30, 2012 and provided $10.5 million during the same period of 2011.  The amount provided in 2011 was driven by discontinued operations, which had proceeds of $26.5 million from two sales of assets of the Arlon Coated Materials segment.  In 2011 the Company acquired a business that developed and manufactured hidden fastening systems for deck construction for $8.8 million.  Capital spending in the 2012 period was $7.7 million, as compared to $5.7 million in the 2011 period.  During the first half of 2012, the Company invested approximately $6.3 million, including brokerage commissions, in common stock of a public company, bringing its total investment at cost to $24.3 million.

Financing Activities

Financing activities provided $1.2 million of cash for the six months ended June 30, 2012, and $12.8 million for the same period of 2011. The decrease in 2012 was principally attributable to $21.5 million lower net borrowings under the Company's First Lien Revolver, partially offset by $8.1 million repurchase of Subordinated Notes in the 2011 period.  In 2011, the revolver balance was reduced by the proceeds from the asset sales of the Arlon Coated Materials segment, which were used to pay down its outstanding balance.

In the first half of 2012, financing activities provided $1.2 million of cash, including additional foreign term loans of $1.4 million during the six month period. The Company paid down $2.2 million on its domestic term loans and $2.0 million of its First Lien Revolver during the six months ended June 30, 2012. During the second quarter of 2012, H&H Group agreed to repurchase $5.1 million face amount of Subordinated Notes plus accrued interest. The cash settlement of the transaction will take place in the third quarter of 2012 and such transaction is presented as a non-cash financing activity in the second quarter Consolidated Statement of Cash Flows.

Financing activities provided $12.8 million of cash during the first half of 2011, including a net amount of $19.5 million of additional borrowing under the First Lien Revolver and additional foreign term loans of $0.7 million during the six month period. The Company paid down $2.6 million on its domestic term loans and repurchased Subordinated Notes totaling $8.1 million during the six months ended June 30, 2011.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of June 30, 2012, H&H’s customer metal consisted of 250,111 ounces of silver, 567 ounces of gold, and 1,467 ounces of palladium.

Liquidity and Capital Resources

As of June 30, 2012, the Company's current assets totaled $195.6 million, its current liabilities totaled $118.3 million; and its working capital was $77.3 million, as compared to working capital of $70.1 million as of December 31, 2011.
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
HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $7.8 million for the remainder of 2012, $10.8 million, $17.5 million, $18.0 million, $16.0 million, and $59.7 million in 2013, 2014, 2015, 2016, and thereafter. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.
As of June 30, 2012, HNH, the parent company, had cash of approximately $1.1 million and current liabilities of approximately $1.0 million. HNH, the parent company, held an equity investment in common stock of a public company with a cost of $24.3 million and a market value of $17.8 million as of June 30, 2012.
Handy & Harman Group Ltd.
The ability of H&H Group to draw on its U.S. revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of June 30, 2012, H&H Group's availability under its U.S. revolving credit facilities was $64.4 million and as of July 31, 2012, was approximately $71.7 million.
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
The Company has explored and will continue to explore from time to time refinancing for its existing credit facilities, as well as potential alternative or additional sources of financing. The relative attractiveness of any such financing or refinancing to the Company is subject to prevailing conditions in the credit markets. The Company expects to refinance its senior debt prior to its maturity date of July 1, 2013.

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

ITEM 4.      Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of June 30, 2012, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 19 “Contingencies”, of this report.

ITEM 6.   Exhibits

*
Exhibit 4.1 Amendment No. 4 dated May 23, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders.

*
Exhibit 4.2 Amendment No. 1 dated May 23, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders.

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

August 9, 2012