Form 10-Q
period 2012-09-30
HANDY & HARMAN LTD.
filed 2012-11-09
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes ☐    No ☒

The number of shares of Common Stock issued and outstanding as of November 7, 2012 was 13,148,404.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands except per share)	2012	2011	2012	2011

Net sales	$165,419	$177,989	$516,768	$518,770
Cost of goods sold	118,693	131,502	371,309	385,384
Gross profit	46,726	46,487	145,459	133,386
Selling, general and administrative expenses	30,636	27,636	95,165	86,425
Pension expense	1,220	2,487	2,483	4,737
Asset impairment charge	—	—	—	700
Operating income	14,870	16,364	47,811	41,524
Other:
Interest expense	3,709	3,802	11,907	11,428
Realized and unrealized loss (gain) on derivatives	1,340	1,488	(1,170)	633
Other expense	490	1,335	686	1,329
Income from continuing operations before tax	9,331	9,739	36,388	28,134
Tax provision	3,401	1,921	14,410	4,455
Income from continuing operations, net of tax	5,930	7,818	21,978	23,679
Discontinued operations:
Loss from discontinued operations, net of tax	—	(395)	—	(1,103)
(Loss) gain on disposal of assets, net of tax	—	(401)	—	6,030
Net (loss) income from discontinued operations	—	(796)	—	4,927
Net income	$5,930	$7,022	$21,978	$28,606
Basic and diluted income (loss) per share of common stock
Income from continuing operations, net of tax, per share	$0.45	$0.62	$1.69	$1.89
Discontinued operations, net of tax, per share	—	(0.07)	—	0.39
Net income per share	$0.45	$0.55	$1.69	$2.28
Weighted average number of common shares outstanding	13,148	12,647	12,996	12,525

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Net income	$5,930	$7,022	$21,978	$28,606

Other comprehensive income (loss), net of tax:
Change in market value of securities	4,158	—	(10,254)	—
Tax effect of change in market value of securities	(1,685)	—	4,180	—
Foreign currency translation adjustments	1,148	(2,088)	210	(1,488)
Other comprehensive income (loss)	3,621	(2,088)	(5,864)	(1,488)

Comprehensive income	$9,551	$4,934	$16,114	$27,118

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$7,238	$6,841
Trade and other receivables - net of allowance for doubtful accounts of $2,660 and $2,465, respectively	85,886	81,261
Inventories, net	52,971	50,385
Deferred income tax assets - current	19,683	19,693
Prepaid and other current assets	19,981	12,314
Total current assets	185,759	170,494
Property, plant and equipment at cost, less accumulated depreciation	83,245	77,476
Goodwill	65,666	65,667
Other intangibles, net	31,837	34,077
Investments in marketable securities	21,923	25,856
Deferred income tax assets	101,640	107,685
Other non-current assets	11,502	11,935
Total assets	$501,572	$493,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$44,171	$35,624
Accrued liabilities	34,212	28,312
Accrued environmental liabilities	5,383	6,524
Accrued interest - related party	350	609
Short-term debt	19,860	24,168
Current portion of long-term debt	4,524	4,452
Deferred income tax liabilities - current	910	736
Total current liabilities	109,410	100,425
Long-term debt	108,742	114,616
Long-term debt - related party	19,894	20,045
Long-term interest accrual - related party	211	—
Accrued pension liability	172,560	186,211
Other employee benefit liabilities	5,298	5,299
Other liabilities	7,412	7,596
Total liabilities	423,527	434,192
Commitments and Contingencies
Stockholders' Equity:
Preferred stock - $.01 par value; authorized 5,000 shares; issued and outstanding -0- shares	—	—
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 13,148 and 12,646 shares, respectively	131	127
Accumulated other comprehensive loss	(194,253)	(188,389)
Additional paid-in capital	558,675	555,746
Accumulated deficit	(286,508)	(308,486)
Total stockholders' equity	78,045	58,998
Liabilities and stockholders' equity	$501,572	$493,190
 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$21,978	$28,606
Adjustments to reconcile net income to net cash provided by
(used in) operating activities, net of acquisition:
Depreciation and amortization	11,192	11,863
Non-cash stock-based compensation	3,181	2,369
Amortization of debt issuance costs	1,281	1,749
Loss (gain) on early retirement of debt	631	(819)
Pay-in-kind interest on Subordinated Notes	1,606	1,789
Deferred income taxes	10,410	386
Gains from asset dispositions	(85)	(68)
Asset impairment charge	—	700
Non-cash gain from derivatives	(1,303)	(578)
Reclassification of net cash settlements on precious metal contracts to investing activities	133	1,366
Net cash used in operating activities of discontinued operations, including non-cash gain on sale of assets	—	(10,133)
Change in operating assets and liabilities:
Trade and other receivables	(4,868)	(26,892)
Inventories	(2,528)	(7,281)
Other current assets	(3,159)	(1,948)
Accrued interest expense - related party	317	492
Other current liabilities	(9,658)	(3,827)
Other items, net	(315)	(1,527)
Net cash provided by (used in) operating activities	28,813	(3,753)
Cash flows from investing activities:
Additions to property, plant and equipment	(14,751)	(9,006)
Net cash settlements on precious metal contracts	(133)	(1,366)
Acquisition	—	(8,761)
Proceeds from sales of assets	528	141
Investments in marketable securities	(6,321)	—
Net cash provided by sale of assets of discontinued operations	—	26,499
Net cash (used in) provided by investing activities	(20,677)	7,507

	Nine Months Ended
	September 30,
(in thousands)	2012	2011
Cash flows from financing activities:
Proceeds from term loans - domestic	1,838	50,000
Net revolver repayments	(4,728)	(40,415)
Net borrowings (repayments) on loans - foreign	1,811	(724)
Repayments of term loans	(3,339)	(3,339)
Repurchases of Subordinated Notes	(5,279)	(8,539)
Deferred finance charges	(67)	(1,228)
Net change in overdrafts	2,322	3,215
Other financing activities	(346)	(10)
Net cash used in financing activities	(7,788)	(1,040)
Net change for the period	348	2,714
Effect of exchange rate changes on cash and cash equivalents	49	(5)
Cash and cash equivalents at beginning of period	6,841	8,762
Cash and cash equivalents at end of period	$7,238	$11,471

Cash paid during the period for:
Interest	$9,073	$8,273
Taxes	$3,946	$3,377
Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$(913)	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES
IN STOCKHOLDERS’ EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Accumulated	Additional Paid-In	Total Stockholders'
	Shares	Amount	Loss	Deficit	Capital	Equity
Balance, December 31, 2011	12,646	$127	$(188,389)	$(308,486)	$555,746	$58,998
Amortization, issuance and forfeitures of restricted stock grants	502	4	—	—	2,929	2,933
Unrealized loss on available-for-sale investments, net of tax	—	—	(6,074)	—	—	(6,074)
Foreign currency translation adjustments	—	—	210	—	—	210
Net income	—	—	—	21,978	—	21,978
Balance, September 30, 2012	13,148	$131	$(194,253)	$(286,508)	$558,675	$78,045

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2011, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2011.  Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods.  The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

Note 3 – Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income - In June 2011, the Financial Accounting Standards Board ("FASB") issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present comprehensive income in either a continuous statement of income and other comprehensive income or two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentational changes only.

Testing Goodwill for Impairment - In September 2011, the FASB issued guidance relating to testing goodwill for impairment, to allow entities to use a qualitative approach to test goodwill for impairment. The new guidance permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted this amendment in the third quarter of 2011. The adoption did not have a material impact on the Company's consolidated financial position or results of operations.

Note 4 – Discontinued Operations

Kasco-France

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pretax earnings over the next three years. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.

Arlon

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

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and its SignTech subsidiary for an aggregate sale price of $2.5 million.  In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million.  The net proceeds from these asset sales of $2.3 million were used to repay indebtedness under the Company’s revolving credit facility.

Amounts held in escrow in connection with the asset sales, totaling $3.0 million, were recorded in Trade and Other Receivables on the consolidated balance sheet as of December 31, 2011 and were received by the Company during the second quarter of 2012.

The total gain of $6.0 million, net of tax, as a result of the sales of the California and Texas operations of Arlon LLC and Kasco-France, is reported in discontinued operations on the consolidated income statement for the nine months ended September 30, 2011. The discontinued operations had an aggregate loss of $0.4 million and $1.1 million from their operations for the three and nine months ended September 30, 2011, respectively.

The income (loss) from discontinued operations consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2012	2011	2012	2011
Net sales	$—	$1,984	$—	$17,780
Operating loss	$—	$(393)	$—	$(1,064)
Loss from discontinued operations, net of tax	$—	$(395)	$—	$(1,103)
(Loss) gain on disposal of assets, net of tax	$—	$(401)	$—	$6,030

Note 5 – Acquisition

In the first quarter of 2011, a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, developed and manufactured hidden fastening systems for deck construction.  The initial purchase price of $8.8 million was subsequently reduced by $0.3 million in the fourth quarter of 2011, resulting in a final purchase price of $8.5 million. The purchase price was paid in cash.  The assets acquired included, among other things, machinery, equipment, inventories, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the Asset Purchase Agreement.  The results of operations of the acquired business are reported as a product line within the Company’s Engineered Materials segment.  HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

If the acquisition had taken place as of January 1, 2010 instead of during the first quarter of 2011, the unaudited proforma income statements for the Company would have been as follows:

	Three Months Ended	Nine Months Ended
(in thousands except per share)	September 30, 2011	September 30, 2011
Net sales	$177,989	$520,442
Income from continuing operations before tax	$9,739	$28,058
Income from continuing operations, net of tax	$7,818	$23,603
Income from continuing operations, net of tax, per share	$0.62	$1.88

Note 6 – Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) and their components follow:

(in thousands)	Unrealized gain (loss) on available-for-sale securities	Cumulative translation adjustment	Change in net pension and other benefit obligations	Total
Balance at December 31, 2011	$4,822	$2,119	$(195,330)	$(188,389)
Current period other comprehensive (loss) income	(6,074)	210	—	(5,864)
Balance at September 30, 2012	$(1,252)	$2,329	$(195,330)	$(194,253)

Note 7 – Fair Value Measurements

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures.

Level 3 inputs are unobservable inputs for the asset or liability.  Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The fair value of the Company’s financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables approximate carrying value due to the short-term maturities of these assets and liabilities.  Carrying cost approximates fair value for the Company’s long-term debt which has variable interest rates.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metals, are valued at fair value.  The futures contracts are Level 1 measurements since they are traded on a commodity exchange.  The forward contracts are entered into with a counterparty and are considered Level 2 measurements. The embedded derivative features of the Company’s Subordinated Notes and related Warrants (See Note 14 - “Debt”) are valued at fair value on a recurring basis and are considered Level 3 measurements.

The following table summarizes the Company’s assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of September 30, 2012 and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$21,923	$21,923	$—	$—
Commodity contracts on precious metals	$(380)	$(336)	$(44)	$—
Derivative features of Subordinated Notes	$213	$—	$—	$213

(in thousands)
Activity	Nine Months Ended September 30, 2012
Balance at December 31, 2011	$(1,314)
Total net gains (losses) included in:
Net income	1,454
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	73
Net transfers into / (out of) Level 3	—
Balance at September 30, 2012	$213

The income of $1.5 million for the nine months ended September 30, 2012 noted above is an unrealized gain that is attributable to the fair value of the embedded derivatives associated with the Company’s Subordinated Notes.

The valuation of the derivative features of the Subordinated Notes and Warrants utilizes a customized binomial model which values the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH’s stock are significant inputs that influence the valuation of the derivative.

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis (“DCF”) and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted average cost of capital of a market participant.  Such estimates are derived from analysis of peer companies and consider the industry weighted average return on debt and equity from a market participant perspective.  A market approach values a business by considering the prices at which shares of capital stock of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired.  If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $7.3 million as of September 30, 2012, are carried at the lower of cost or fair value, and are included in Other Non-Current Assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement. A non-cash asset impairment charge of $0.7 million was recorded for the nine months ended September 30, 2011, related to unused land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Note 8 – Income (Loss) Per Share

The computation of basic income (loss) per common share is calculated by dividing the net income or loss by the weighted average number of shares of the Company’s common stock outstanding, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2012	2011	2012	2011
Income from continuing operations, net of tax	$5,930	$7,818	$21,978	$23,679
Weighted average number of common shares outstanding	13,148	12,647	12,996	12,525
Income from continuing operations, net of tax, per share	$0.45	$0.62	$1.69	$1.89
Net (loss) income from discontinued operations	$—	$(796)	$—	$4,927
Weighted average number of common shares outstanding	13,148	12,647	12,996	12,525
Discontinued operations, net of tax, per share	$—	$(0.07)	$—	$0.39
Net income	$5,930	$7,022	$21,978	$28,606
Weighted average number of common shares outstanding	13,148	12,647	12,996	12,525
Net income per share	$0.45	$0.55	$1.69	$2.28

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period.  The Company had potentially dilutive common share equivalents including stock options and other stock-based incentive compensation arrangements during the three- and nine-month periods ended September 30, 2012 and 2011, although none were dilutive because the exercise price of such equivalents exceeded the market value of the Company’s common stock during those periods. As of September 30, 2012, stock options for an aggregate of 51,000 shares are excluded from the calculations above.

Note 9 – Inventories

Inventories at September 30, 2012 and December 31, 2011 were comprised of:

	September 30,	December 31,
(in thousands)	2012	2011
Finished products	$19,763	$20,280
In-process	8,077	8,354
Raw materials	17,332	17,304
Fine and fabricated precious metal in various stages of completion	14,152	8,658
	59,324	54,596
LIFO reserve	(6,353)	(4,211)
	$52,971	$50,385

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory.  H&H records its precious metal inventory at last-in, first-out (“LIFO”) cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold.  The market value of the precious metal inventory exceeded LIFO cost by $6.4 million as of September 30, 2012 and $4.2 million as of December 31, 2011.

Certain customers and suppliers of H&H choose to do business on a “toll” basis and furnish precious metal to H&H for return in fabricated form (“customer metal”) or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company’s balance sheet.  To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2012, H&H’s customer metal consisted of 165,934 ounces of silver, 594 ounces of gold and 1,447 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
	2012	2011
	(in thousands, except per ounce)
Precious metals stated at LIFO cost	$7,799	$4,447
Market value per ounce:
Silver	$34.53	$27.95
Gold	$1,771.70	$1,565.80
Palladium	$640.30	$655.40

Note 10 – Derivative Instruments

Precious Metal

H&H’s precious metal inventory is subject to market price fluctuations.  H&H enters into commodity futures and forward contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations.  As of September 30, 2012, the Company had entered into forward and future contracts with a value of $2.3 million for gold and $5.6 million for silver.

The forward contracts, in the amount of $3.5 million, were made with a counter party rated A by Standard & Poors, and the futures are exchange traded contracts through a third party broker.  Accordingly, the Company has determined that there is minimal credit risk of default.  The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation.  The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated income statement.  The Company’s hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H’s costs.  The three-month periods ended September 30, 2012 and September 30, 2011 included a loss of $(1.0) million and a gain of $0.2 million, respectively, on precious metal contracts. The nine-month periods ended September 30, 2012 and 2011 included losses of $(0.3) million and $(1.3) million, respectively, on precious metal contracts.

As of September 30, 2012, the Company had the following outstanding forward and future contracts with settlement dates ranging from October to December 2012.

Commodity	Amount
Silver	175,000	ounces
Gold	1,300	ounces

Subordinated Notes

The Company’s Subordinated Notes issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative is marked to market at each balance sheet date. For the three-month period ended September 30, 2012, a mark to market loss of $(0.3) million was recognized in unrealized gain (loss) on derivatives, compared to a loss of $(1.7) million for the three- month period ended September 30, 2011. For the nine-month period ended September 30, 2012, a mark to market gain of $1.5 million was recognized in unrealized gain (loss) on derivatives, compared to a gain of $0.6 million for the nine-month period ended September 30, 2011.  The embedded derivative features of the Subordinated Notes and related Warrants are considered Level 3 measurements of fair value.

Effect of Derivative Instruments on the Consolidated Income Statements

(in thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Income Statement Line	2012	2011	2012	2011
Commodity contracts	Realized and unrealized (loss) gain on derivatives	$(1,036)	$164	$(284)	$(1,254)
Derivative features of Subordinated Notes	Realized and unrealized (loss) gain on derivatives	(304)	(1,652)	1,454	621
	Total derivatives not designated as hedging instruments	$(1,340)	$(1,488)	$1,170	$(633)
	Total derivatives	$(1,340)	$(1,488)	$1,170	$(633)

U.S. GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2012	2011
Commodity contracts	Accrued liabilities	$(380)	$(229)
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	213	(1,314)
	Total derivatives not designated as hedging instruments	$(167)	$(1,543)
	Total derivatives	$(167)	$(1,543)

Note 11 – Investments

On September 30, 2012 and December 31, 2011, the Company held an investment in the common stock of a single public company which is classified as an available-for-sale security in non-current assets. The unrealized gain or loss associated with such securities is included in Accumulated Other Comprehensive Loss on the consolidated balance sheet and also on the consolidated statement of changes in stockholders' equity. There have been no sales or realized gains or losses from marketable securities, and no impairments, whether other-than-temporary or not, have been recognized. The security has been in a continuous loss position for less than 12 months. Factors considered by the Company when determining that the reduction in fair value below cost should not be recorded as an impairment in the consolidated income statement include: the nature of the investment; the cause and duration of the decline in value; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; and the Company's ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery in fair value.

(in thousands)	Cost	Gross Unrealized Gain (Loss)	Fair Value
September 30, 2012
Available-for-sale equity securities	$24,343	$(2,420)	$21,923

December 31, 2011
Available-for-sale equity securities	$18,021	$7,835	$25,856

Note 12 - Goodwill and Other Intangibles

Goodwill is reviewed annually for impairment in accordance with U.S. GAAP as of the end of the fourth quarter. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests.  Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.  The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit.

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2012 were as follows:

(in thousands)
Segment	Balance at January 1, 2012	Foreign Currency Translation Adjustment	Balance at September 30, 2012	Accumulated Impairment Losses
Precious Metal	$1,489	$(1)	$1,488	$—
Tubing	1,895	—	1,895	—
Engineered Materials	52,985	—	52,985	—
Arlon	9,298	—	9,298	(1,140)
	$65,667	$(1)	$65,666	$(1,140)

Other intangible assets as of September 30, 2012 and December 31, 2011 consisted of:

(in thousands)	September 30, 2012			December 31, 2011			Weighted Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$37,965	$(12,585)	$25,380	$37,965	$(10,666)	$27,299	16.6
Trademarks and brand names	4,398	(1,563)	2,835	4,398	(1,354)	3,044	17.5
Patents and patent applications	4,718	(1,441)	3,277	4,466	(1,192)	3,274	15
Non-compete agreements	906	(793)	113	906	(754)	152	6.5
Other	1,409	(1,177)	232	1,409	(1,101)	308	8
Total	$49,396	$(17,559)	$31,837	$49,144	$(15,067)	$34,077

Amortization expense totaled $0.8 million and $0.9 million for the three months ended September 30, 2012 and 2011, respectively. Amortization expense totaled $2.5 million and $2.5 million for the nine months ended September 30, 2012 and 2011, respectively. The estimated amortization expense for the remainder of 2012 and for the years thereafter is as follows:

(in thousands)	Products and Customer Relationships	Trademarks and Brand Names	Patents and Patent Applications	Non-Compete Agreements	Other	Total

Remainder of 2012	$545	$102	$88	$58	$7	$800
2013	2,463	311	315	55	81	3,225
2014	2,463	311	315	—	68	3,157
2015	2,463	311	315	—	58	3,147
2016	2,463	311	315	—	8	3,097
Thereafter	14,983	1,489	1,929	—	10	18,411
	$25,380	$2,835	$3,277	$113	$232	$31,837

Note 13 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension cost for the Company’s pension plans for the three- and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Service cost	$—	$53	$—	$164
Interest cost	5,540	5,573	16,238	16,805
Expected return on plan assets	(6,761)	(6,479)	(20,255)	(20,328)
Amortization of prior service cost	13	16	33	47
Amortization of actuarial loss	2,428	3,324	6,467	8,049
	$1,220	$2,487	$2,483	$4,737

The actuarial loss occurred principally because the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") have been lower than the actuarial assumptions. In 2011, the unrecognized actuarial losses were amortized over the average future service years of active participants in the WHX Pension Plan, which was approximately 10 years. Beginning in 2012, the actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than previously used. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive.

In the third quarter of 2012, the Company changed its estimate of pension expense based on the most recent actuarial valuation of its plans. As a result, an additional $0.6 million of expense was recorded in the third quarter of 2012 as compared to each of the first and second quarters of 2012.

During the second quarter of 2012, new U.S. legislation was enacted that significantly reduces the amount of minimum pension plan contributions that the Company expects to make to the WHX Pension Plan in the next several years. The Company now expects to have no required minimum contributions to the WHX Pension Plan for the remainder of 2012, $12.6 million, $20.6 million, $20.2 million, $16.8 million and $56.5 million in 2013, 2014, 2015, 2016, and thereafter, respectively. Such required contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees.  The approximate aggregate expense for these plans was $0.5 million and $0.5 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $1.5 million and $1.6 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Note 14 – Debt

Debt at September 30, 2012 and December 31, 2011 was as follows:

(in thousands)	September 30,	December 31,
	2012	2011
Short term debt
First Lien Revolver	$19,121	$23,850
Foreign	739	318
Total short-term debt	19,860	24,168
Long-term debt
First Lien Term Loan	12,950	16,100
Second Lien Term Loans	75,000	75,000
10% Subordinated Notes, net of unamortized discount	13,230	18,934
Other H&H debt - domestic	8,683	7,034
Foreign loan facilities	3,403	2,000
Sub total	113,266	119,068
Less portion due within one year	4,524	4,452
Long-term debt	108,742	114,616
Long-term debt - related party
10% Subordinated Notes, net of unamortized discount	19,894	20,045
Total long-term debt	128,636	134,661
Total debt	$153,020	$163,281

Capital lease facility
Current portion of capital lease	$417	$417
Long-term portion of capital lease	519	796
Total capital lease facility	$936	$1,213

First Lien Term Loan
H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (“Wells Fargo Facility”) with Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent for the lenders thereunder. Amounts outstanding under the Wells Fargo Facility bear interest at LIBOR plus applicable margins of between 2.25% and 3.50% (3.00% for the term loan and 2.25% for the revolver at September 30, 2012), or at the U.S. base rate (the prime rate) plus 0.25% to 1.50% (1.00% for the term loan and 0.25% for the revolver at September 30, 2012). The applicable margins for the First Lien Revolver and the First Lien Term Loan are dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term is defined in the agreement. Principal payments of the First Lien Term Loan are due in equal monthly installments of approximately $0.35 million. All amounts outstanding under the Wells Fargo Facility are due and payable in full on July 1, 2013. Obligations under the Wells Fargo Facility ("First Lien Revolver" and "First Lien Term Loan") are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
Second Lien Term Loans
The Amended and Restated Loan and Security Agreement with Ableco L.L.C. ("Ableco Facility") provides for three loans at a maximum value of $25.0 million per loan ("Second Lien Term Loans"). Two of the three Second Lien Term Loans bear interest at the U.S. base rate (the prime rate) plus 4.50% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bears interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All amounts outstanding under the Ableco Facility are due and payable in full on July 1, 2013. Obligations under the Ableco Facility are collateralized by second priority security interests in and liens upon all present and future assets of H&H Group and substantially all of its subsidiaries.
On May 23, 2012, H&H Group and the lenders agreed to amend the Wells Fargo Facility and the Ableco Facility to, among other things, increase from $23.0 million to $28.0 million, the maximum amount of capital expenditures allowed during the previous 12 months.

As indicated above, both the First Lien Term Loan and Second Lien Term Loan are due and payable in full on July 1, 2013.  However, as indicated in Note 20 - “Subsequent Events”, these obligations have been refinanced on a long-term basis.  Accordingly, these obligations have been excluded from current liabilities as of September 30, 2012.
Subordinated Notes

Subordinated secured notes due 2017 (“Subordinated Notes”) were issued by H&H Group pursuant to an Indenture by and among H&H Group, the guarantors party thereto, and Wells Fargo, as trustee. All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes are contractually subordinated in right of payment to the Wells Fargo Facility and the Ableco Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of all of the principal amount of the notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture (“Applicable Redemption Price”). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.
In May 2012 and August 2012, H&H Group agreed to repurchase an aggregate $5.1 million and $0.8 million, respectively, of face amount of Subordinated Notes, plus accrued interest. A loss of $0.1 million and $0.6 million, respectively, on repurchase of the Subordinated Notes is included in the consolidated income statement for the three and nine months ended September 30, 2012. As of September 30, 2012, the Company had remitted $5.4 million to the escrow agent for the Subordinated Notes in connection with certain repurchases; however, final settlement had not occurred. Accordingly, this deposit is recorded in Prepaid and Other Current Assets. A liability of $6.3 million in connection with the repurchases is also included in Accrued Liabilities on the consolidated balance sheet as of September 30, 2012. Final settlement of these repurchases will be completed in the fourth quarter of 2012.
On August 27, 2012, a subsidiary of H&H entered into a $1.8 million term loan agreement collateralized by a first mortgage on a building that it purchased. The mortgage matures in 2017, and payments are made on a monthly basis. The interest rate is LIBOR plus 2.70% per annum.

Note 15 – Income Taxes

For the three months ended September 30, 2012 and 2011, tax provisions from continuing operations of $3.4 million and $1.9 million were recorded, respectively. For the nine months ended September 30, 2012 and 2011, tax provisions from continuing operations of $14.4 million and $4.5 million were recorded, respectively. The increase in the tax provision in the three- and nine- month periods of 2012 as compared to the same periods of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
HNH had NOLs of approximately $185 million as of December 31, 2010 and had established a full valuation allowance against its related federal deferred tax assets. As earnings were recorded in the first nine months of 2011, HNH recognized the benefit from the utilization of its NOLs, thereby reducing tax expense and resulting in an effective tax rate of 19.7% and 15.8% for the three- and nine-month periods ended September 30, 2011, respectively. In the fourth quarter of 2011, the Company changed its judgment regarding the realizability of its deferred tax assets, and, as of December 31, 2011, reversed most of its remaining deferred tax valuation allowance and recorded a tax benefit of the future NOLs at that time. As of December 31, 2011, HNH had federal NOLs of approximately $183 million and had recorded a related deferred tax asset of $64.1 million.
In the first nine months of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax expense resulting from 2012 earnings was recorded in the tax provision in the consolidated income statement. The effective tax rates in the three- and nine-month periods ended September 30, 2012 were 36.4% and 39.6%, respectively.  These rates include a non-recurring benefit of $0.3 million (0.9)% in the third quarter from the reversal of a valuation allowance on the deferred state tax asset of one of the Company's subsidiaries.
Note 16 – Reportable Segments

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH is a diversified holding company whose strategic business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. The business units principally operate in North America.

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
Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.
Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Arlon products are marketed principally to original equipment manufacturers (OEMs), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.
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
Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such operating companies have similar economic characteristics and share other qualitative characteristics. Management reviews sales, gross profit, operating income, capital expenditures, working capital and free-cash flow to evaluate segment performance. Operating income for the segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses. Other income and expense, interest expense and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

The following table presents information about reportable segments for the three and nine months ended September 30, 2012 and 2011:

Income Statement Data	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2012	2011	2012	2011
Net sales:
Precious Metal	$40,304	$51,791	$137,718	$150,488
Tubing	23,081	25,188	74,778	74,061
Engineered Materials	68,367	69,170	202,493	192,732
Arlon	20,584	18,800	62,292	62,642
Kasco	13,083	13,040	39,487	38,847
Total net sales	$165,419	$177,989	$516,768	$518,770
Segment operating income:
Precious Metal	$4,811	$7,180	$18,228	$17,294
Tubing	3,764	3,798	11,883	11,371
Engineered Materials	8,376	8,761	23,320	20,950
Arlon (a)	3,168	1,802	9,666	6,451
Kasco	1,072	1,025	3,080	3,095
Total segment operating income	21,191	22,566	66,177	59,161
Unallocated corporate expenses and non-operating units (b)	(5,137)	(3,739)	(15,968)	(12,968)
Unallocated pension expense	(1,220)	(2,487)	(2,483)	(4,737)
Gain from asset dispositions	36	24	85	68
Operating income	14,870	16,364	47,811	41,524
Interest expense	(3,709)	(3,802)	(11,907)	(11,428)
Realized and unrealized (loss) gain on derivatives	(1,340)	(1,488)	1,170	(633)
Other expenses	(490)	(1,335)	(686)	(1,329)
Income from continuing operations before tax	$9,331	$9,739	$36,388	$28,134

a)
The segment operating income of the Arlon segment for the nine months ended September 30, 2011 includes an asset impairment charge of $0.7 million to write down unused land located in Rancho Cucamonga, California to fair value.

b)
The segment operating income for the nine months ended September 30, 2011 has been adjusted by $0.4 million of non-cash restricted stock expense to be comparable with the 2012 presentation. Such restricted stock expense is presented in both years as an unallocated corporate expense.

Note 17 – Stock-Based Compensation

In March, April and May of 2012, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 525,400 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("Plan"), to certain employees and members of the Board of Directors. The fair value of the restricted shares was determined based upon the NASDAQ closing price per share on the dates of grant.

The restricted stock grants made to the employees in 2012 vest in equal annual installments over a three year period from the grant date.  These grants were made in lieu of the Long Term Incentive Plan component of the Company's 2012 Bonus Plan for those individuals who received shares of restricted stock. The restricted stock grants to the Company's directors vest one year from the grant date.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date and recognized in the income statement on a straight-line basis over the requisite service period, which is the vesting period.

The Company allows employees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the nine-month period ended September 30, 2012, 20,494 shares were foregone by employees in connection with income tax withholding obligations.

On May 23, 2012, the Company's stockholders approved an increase in the number of shares authorized for issuance under the Plan from 1,200,000 shares to 1,650,000 shares.
Restricted stock activity under the Company's 2007 Plan was as follows in the nine months ended September 30, 2012:

(shares)	Employees	Directors
Balance, January 1, 2012	261,934	206,000
Granted	273,400	252,000
Forfeited	(3,600)	—
Reduced for income tax obligations	(20,494)	—
Balance, September 30, 2012	511,240	458,000

Vested	142,850	209,000
Non-vested	368,390	249,000

The Company has recognized compensation expense related to restricted shares of $1.2 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $3.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively. Unearned compensation expense related to restricted shares at September 30, 2012 is $5.4 million, which is net of an estimated 5% forfeiture rate.  This amount will be recognized over the remaining vesting period of the restricted shares.

Note 18 – Contingencies

Legal Matters

Arista Development LLC v. Handy & Harman Electronic Materials Corporation
In 2004, Handy & Harman Electronic Materials Corporation (“HHEM”), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts (“MA Property”). Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts. The plaintiff alleged that HHEM was liable for breach of contract relating to HHEM's alleged breach of the agreement, unfair and deceptive acts and practices and certain consequential and treble damages as a result of HHEM's termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination. HHEM has denied liability and has been vigorously defending the case. In November 2011, the parties agreed to dismiss the litigation without prejudice in order to focus their time, energies and resources on negotiating a settlement and not further litigating the matter unless and until they conclude that settlement is not reasonably possible. It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM associated with this matter, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.
Severstal Wheeling, Inc. Retirement Committee et. al. v. WPN Corporation et. al.
On November 15, 2010, the Severstal Wheeling, Inc. Retirement Committee (“Severstal”) filed a second amended complaint that added HNH as a defendant to litigation that Severstal had commenced in February 2010 in the United States District Court for the Southern District of New York.  Severstal's second amended complaint alleged that HNH breached fiduciary duties under the Employee Retirement Income Security Act in connection with (i) the transfer in November 2008 of the pension plan assets of Severstal Wheeling, Inc. (“SWI”) from the WHX Pension Plan Trust to SWI's pension trust and (ii) the subsequent management of SWI's pension plan assets after their transfer.  In its second amended complaint, Severstal sought damages in an amount to be proved at trial as well as declaratory relief.  The Company filed a Motion to Dismiss on January 14, 2011, which was fully submitted to the District Court on February 14, 2011.  On September 1, 2011, the District Court granted the Company's Motion to Dismiss in its entirety. On September 15, 2011, Severstal filed a motion for leave to amend the second amended complaint. The proposed amendments sought to add the WHX Pension Investment Committee, along with two of its members in their individual capacities. On October 3, 2011, the Company filed its opposition to Severstal's motion for leave to amend. On May 11, 2012, the magistrate judge assigned to the case denied Severstal's motion to amend. On May 25, 2012, Severstal filed an objection to the magistrate judge's decision with the district court. On September 25, 2012, the District Court denied Severstal's motion requesting relief from the magistrate judge's order. As a result of the District Court's decision, there are no causes of action pending against HNH, the WHX Pension Investment Committee or any of its members.
 Environmental Matters
H&H has been working with the Connecticut Department of Environmental Protection (“CTDEP”) with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 (“Sold Parcel”) and an adjacent parcel (“Adjacent Parcel”) that together with the Sold Parcel comprises the site of a former H&H manufacturing facility.  Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel.  Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for at least another year.  On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.2 million was expended to date, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.1 million.  H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy, and in January 2010, H&H received $1.0 million, net of attorney's fees, as the final settlement of H&H's claim for additional insurance coverage relating to the Sold Parcel.  H&H also has been conducting an environmental investigation of the Adjacent Parcel and recently initiated a field study in order to assess various options for remediation of the Adjacent Parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time, accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.
In 1986, HHEM entered into an administrative consent order (“ACO”) with the New Jersey Department of Environmental Protection (“NJDEP”) with regard to certain property that it purchased in 1984 in New Jersey.  The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination.  Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers.  HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO.  A remedial investigation report was filed with the NJDEP in December 2007.  By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report.  HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, “Costs”) are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million.  The $1.0 million was paid solely by the former owner/operator.  As of September 30, 2012, over and above the $1.0 million, total investigation and remediation costs of approximately $2.4 million and $0.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement.  Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible.  HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties.  The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.
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
In August 2006, H&H received a notice letter from the United States Environmental Protection Agency (“EPA”) formally naming H&H as a PRP at a superfund site in Massachusetts (“Superfund site”).  H&H is part of a group of thirteen other PRPs (“PRP Group”) that work cooperatively regarding remediation of the Superfund site.  On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well.  In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period.  With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $0.2 million relating to the “true-up” of monies previously expended for remediation and a payment of $0.3 million for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site. The PRP Group has both chemical and radiological PRPs.  H&H is a chemical PRP; not a radiological PRP.  The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy (“DOE”), has been completed and the Final Status Survey was submitted to EPA in August 2012. Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs. It is currently anticipated that the DOE will turn over the Superfund site towards the end of 2012, allowing for mobilization in early 2013.  Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, as noted above.  H&H has recorded a significant liability in connection with this matter.  There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.
HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection (“MADEP”) to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above.  On January 20, 2009, HHEM filed with MADEP a partial Class A-3 Response Action Outcome Statement (“RAO-P”) and an Activity & Use Limitation (“AUL”) for the MA Property.  By letter dated March 24, 2009, MADEP advised HHEM that the RAO-P did not require a comprehensive audit.  By letter dated April 16, 2009, the MADEP advised HHEM that a MADEP AUL audit inspection conducted on March 18, 2009 did not identify any violations of the requirements applicable to the AUL.  Together, the March 24 and April 16 MADEP letters, combined with HHEM's licensed site professional's partial RAO opinion constitute confirmation of the adequacy of the RAO-P and associated AUL.  On March 31, 2010, the Massachusetts Attorney General executed a covenant not to sue (“CNTS”) to cover the MA Property.  Following the execution of the CNTS, HHEM filed a Remedy Operation Status on April 1, 2010.  On June 30, 2010, HHEM filed a Class A-3 RAO to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. HHEM received notice on April 13, 2011 that the MADEP initiated a preliminary audit of the Class A-3 RAO. MADEP subsequently requested clarification of several items, and HHEM's licensed site professional provided a response letter in July 2011. HHEM anticipates a formal notice of audit findings from MADEP by the end of 2012.  In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them.  Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.
As discussed above, certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws.  Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods.  The Company had approximately $5.4 million accrued related to estimated environmental remediation costs as of September 30, 2012.  In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well.
Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances.  The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them.  In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.
Other Litigation
There are other claims against the Company or certain of its subsidiaries which arise in the ordinary course of business. It is not possible at this time to reasonably estimate the probability, range or share of any potential liability of the Company or its subsidiaries in any of these matters.
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

Note 19 - Related Party Transactions

In January 2012, the Company restructured its management services arrangements with SP Corporate Services LLC (“SP Corporate”).  On January 1, 2012, the Company entered into a Management Services Agreement (“Management Services Agreement”) with SP Corporate.  Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company's Chief Executive Officer, and James F. McCabe, Jr., as the Company's Chief Financial Officer, and certain other employees and corporate services.  The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The corporate services fee is based on the 2012 budgeted cost of the transferred employees, their benefits and related office space.  The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company.  The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.
In connection with the Management Services Agreement, the Company also entered into an Asset Purchase Agreement, dated January 1, 2012 (“Purchase Agreement”), pursuant to which the Company transferred to SP Corporate certain assets which had previously been used or held for use by the Company and its subsidiaries to provide corporate services to the Company and its affiliates.  In addition to certain fixed assets and contractual rights, approximately 37 employees of the Company and its subsidiaries were transferred to SP Corporate pursuant to the Purchase Agreement, including Mr. McCabe and certain other officers of the Company.  All of the Company's officers who were transferred to SP Corporate pursuant to the Purchase Agreement continue to serve as officers of the Company pursuant to the Management Services Agreement.  The Company's entry into the Management Services Agreement and the Purchase Agreement were also approved by a special committee of the Board of Directors, composed entirely of independent directors.

Note 20 - Subsequent Events

On October 17, 2012, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to the Wells Fargo Facility and an amendment to the Ableco Facility to increase the cumulative limit by $5 million for expenditures on certain specified transactions, including transfers of funds from H&H Group to the Company. On October 19, 2012, H&H Group negotiated a repurchase of $4.2 million of face amount of its Subordinated Notes, plus accrued interest, which will reduce future availability for specified transactions under the aforementioned credit agreements.

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an aggregate principal amount of $115.0 million (collectively, “Senior Credit Facility”). The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin, as set forth in the loan agreement. The revolving facility also provides for a commitment fee to be paid on unused borrowings, and usage under the revolving credit facility will be governed by a defined Borrowing Base. The term loan requires quarterly principal payments of $2.2 million, $3.6 million, $4.3 million, $4.3 million and $4.3 million in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on June 15, 2017; provided, the maturity date shall be extended to 5 years following the closing date of the Senior Credit Facility if the Subordinated Notes issued by H&H Group are repaid, repurchased, retired, or refinanced, or if the maturity date of the Subordinated Notes is extended, in accordance with the terms of the agreement. The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include maximum ratio limits on Total Leverage and Fixed Charges, as defined, as well as a minimum liquidity level.

The credit facilities will be used to refinance certain existing indebtedness, including remaining borrowings outstanding on the Wells Fargo Facility and Ableco Facility. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. H&H Group has an option to increase the senior revolving credit facility in an amount not to exceed $50.0 million, provided no current lender shall be obligated to increase its revolving credit commitment and any new lender shall be subject to approval by the administrative agent for the Senior Credit Facility.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. (formerly named WHX Corporation prior to January 3, 2011) (“HNH”) is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH’s diverse product offerings are marketed throughout the United States and internationally.  HNH owns Handy & Harman Group Ltd. (“H&H Group”), which owns Handy & Harman (“H&H”) and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH’s business units encompass the following segments: Precious Metal, Tubing, Engineered Materials, Arlon Electronic Materials (“Arlon”) and Kasco Blades and Route Repair Services (“Kasco”).  All references herein to “we,” “our” or the “Company” refer to HNH together with all of its subsidiaries.
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
Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the consumer and commercial refrigeration, automotive, heating, ventilation and cooling (HVAC) and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.
Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.
Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Arlon products are marketed principally to original equipment manufacturers (OEMs), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

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
Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such operating companies have similar economic characteristics and share other qualitative characteristics. Management reviews sales, gross profit, operating income, capital expenditures, working capital and free-cash flow to evaluate segment performance. Operating income for the segments includes the costs of shared corporate headquarters functions such as finance, auditing, treasury, legal, benefits administration and certain executive functions, but excludes other unallocated general corporate expenses. Other income and expense, interest expense and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

Results from Continuing Operations

The operating results for the three and nine months ended September 30, 2012 and 2011 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011

Net sales	$165,419	$177,989	$516,768	$518,770
Gross profit	46,726	46,487	145,459	133,386
Gross profit margin	28.2%	26.1%	28.1%	25.7%
Selling, general and administrative expenses	30,636	27,636	95,165	86,425
Pension expense	1,220	2,487	2,483	4,737
Asset impairment charge	—	—	—	700
Operating income	14,870	16,364	47,811	41,524
Other:
Interest expense	3,709	3,802	11,907	11,428
Realized and unrealized loss (gain) on derivatives	1,340	1,488	(1,170)	633
Other expense	490	1,335	686	1,329
Income from continuing operations before tax	9,331	9,739	36,388	28,134
Tax provision	3,401	1,921	14,410	4,455
Income from continuing operations, net of tax	$5,930	$7,818	$21,978	$23,679

Net Sales
(in thousands)	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012

Net sales, prior period	$177,989	$518,770
Components of change in sales:
Effect of precious metal prices	(5,381)	(11,679)
Organic sales change	(7,189)	9,677
Net sales, current period	$165,419	$516,768

Net Sales

Net sales for the three months ended September 30, 2012 decreased by $12.6 million, or 7.1%, to $165.4 million, as compared to $178.0 million for the same period in 2011.  Organic sales decreased by $7.2 million on lower volume, primarily in the Precious Metal and Tubing segments, and the impact of lower average precious metal prices was $5.4 million, principally due to silver. The average silver market price was approximately $29.96 per troy ounce in the third quarter of 2012, as compared to $38.90 per troy ounce during the same period of 2011.

Net sales for the nine months ended September 30, 2012 decreased by $2.0 million, or 0.4%, to $516.8 million, as compared to $518.8 million for the nine months ended September 30, 2011.  Organic sales for the nine months ended September 30, 2012 increased $9.7 million driven by higher demand for our products, primarily in the Engineered Materials segment. Lower average precious metal prices had a negative effect of $11.7 million on net sales for the nine months ended September 30, 2012, principally due to silver. The average silver price was approximately $30.73 per troy ounce, as compared to $36.46 per troy ounce for the nine months ended September 30, 2011.

Gross Profit

Gross profit for the three months ended September 30, 2012 increased to $46.7 million as compared to $46.5 million for the same quarter of 2011, and as a percentage of net sales, increased to 28.2% as compared to 26.1% in the third quarter last year. For the nine months ended September 30, 2012, gross profit increased to $145.5 million as compared to $133.4 million for the same period of 2011, and as a percentage of sales, increased to 28.1% as compared to 25.7% for the same nine-month period of 2011. The gross margin improvements of 2.1% and 2.4%, respectively, in the three- and nine-month periods ended September 30, 2012, were principally due to favorable product mix, effective cost control and improved operating efficiency at our manufacturing plants across all segments. In addition, lower average precious metal prices, principally silver, also contributed to the increase in gross margin by 0.8% and 0.6%, respectively, in the three- and nine-month periods ended September 30, 2012. Since the Company's precious metal inventory is hedged and the cost of silver is passed-through to the customer principally at market, lower silver prices generally result in increases in the Precious Metal segment's gross profit margin as a percentage of net sales.

 Selling, General & Administrative Expenses

Selling, general & administrative (“SG&A”) expenses for the three months ended September 30, 2012 were $30.6 million or 18.5% of sales as compared to $27.6 million or 15.5% of sales for the same period a year ago. For the nine months ended September 30, 2012, SG&A was $95.2 million or 18.4% of sales as compared to $86.4 million or 16.7% of sales for the nine months ended September 30, 2011. The increases in SG&A as a percentage of net sales in both the three- and nine-month periods of 2012 were primarily due to higher selling and promotion costs related to product sales of the Engineered Materials segment, higher 2012 restricted stock awards and higher self-insured employee medical claim costs compared to the same periods of 2011. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales as compared to the prior year.
Pension Expense

Non-cash pension expense was $1.2 million for the three months ended September 30, 2012, which was $1.3 million lower than the three months ended September 30, 2011. For the nine months ended September 30, 2012, pension expense was $2.5 million, which was $2.3 million lower than the nine months ended September 30, 2011.  The reduction in non-cash pension expense was primarily due to a change in the amortization period for actuarial losses to reflect the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than the average future service years of active participants, which was previously used. The Company believes that use of the future lifetime of the participants is more appropriate because the WHX Corporation Pension Plan is now completely inactive.  In the third quarter of 2012, the Company changed its estimate of pension expense for 2012 based on the most recent actuarial valuation of its plans. As a result, an additional $0.6 million of expense was recorded in the third quarter of 2012 as compared to each of the first and second quarters of 2012. We currently expect non-cash pension expense to be approximately $3.3 million in 2012, as compared to $6.4 million in 2011.

Asset Impairment Charge
A non-cash asset impairment charge of $0.7 million was recorded for the nine months ended September 30, 2011. The non-cash asset impairment charge was related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.
Operating Income

Operating income for the three months ended September 30, 2012 was $14.9 million as compared to $16.4 million for the same period of 2011. The lower operating income in the 2012 quarter was principally driven by lower sales volume and higher SG&A expenses, which were partially offset by improved gross profit margin in all segments and lower non-cash pension expense as compared to the third quarter of 2011.

Operating income for the nine months ended September 30, 2012 was $47.8 million as compared to $41.5 million for the same period of 2011. The higher operating income in the 2012 nine-month period was principally driven by improved gross profit margin in all segments along with lower non-cash pension expense and the absence of a non-cash asset impairment charge, partially offset by higher SG&A expenses.

Interest Expense

Interest expense for the three months ended September 30, 2012 was $3.7 million as compared to $3.8 million for the same period of 2011 and, for the nine months ended September 30, 2012, was $11.9 million as compared to $11.4 million for the same period of 2011.  As a result of certain Subordinated Note repurchases during the nine-month period of both 2012 and 2011, interest expense included a $0.6 million loss in the nine months ended September 30, 2012 and a $0.8 million gain in the nine months ended September 30, 2011 related to such repurchases. Interest expense also declined in the 2012 periods due to a lower average amount of borrowings outstanding and lower amortization of deferred financing costs.

Realized and Unrealized (Loss) Gain on Derivatives

Realized and unrealized (loss) gain on derivatives for the three and nine months ended September 30, 2012 and September 30, 2011 were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative	2012	2011	2012	2011
Commodity contracts	$(1,036)	$164	$(284)	$(1,254)
Derivative features of Subordinated Notes	(304)	(1,652)	1,454	621
Total realized and unrealized (loss) gain on derivatives	$(1,340)	$(1,488)	$1,170	$(633)

H&H utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. The $1.0 million loss in the three months ended September 30, 2012 was primarily driven by a 25.4% silver price increase during the period. While decreasing the use of hedging contracts with brokers, the Company has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner. If there is an increase in silver prices, it could reasonably be expected to cause a loss on H&H's silver derivative contracts when silver prices increase significantly. The market price of silver on September 30, 2012 was $34.53 per troy ounce. In addition, the Company's Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative is marked to market at each balance sheet date. Interest rates and the market price of HNH's stock are significant factors that influence the valuation of the derivative.

Income Taxes
For the three months ended September 30, 2012 and 2011, tax provisions from continuing operations of $3.4 million and $1.9 million were recorded, respectively. For the nine months ended September 30, 2012 and 2011, tax provisions from continuing operations of $14.4 million and $4.5 million were recorded, respectively. The increase in the tax provision in the three and nine months ended September 30, 2012 as compared to the same periods of 2011 was due to a higher federal tax provision resulting principally from the recording of the benefit of the Company's federal net operating loss carryforwards (“NOLs”) in the fourth quarter of 2011 as further described below.
HNH had NOLs of approximately $185 million as of December 31, 2010 and had established a full valuation allowance against its related federal deferred tax assets. As earnings were recorded in the first nine months of 2011, HNH recognized the benefit from the utilization of its NOLs, thereby reducing tax expense and resulting in an effective tax rate of 19.7% and 15.8% for the three- and nine-month periods ended September 30, 2011, respectively. In the fourth quarter of 2011, the Company changed its judgment regarding the realizability of its deferred tax assets, and, as of December 31, 2011, reversed most of its remaining deferred tax valuation allowance and recorded a tax benefit of the future NOLs at that time. As of December 31, 2011, HNH had federal NOLs of approximately $183 million and had recorded a related deferred tax asset of $64.1 million.

In the first nine months of 2012, there was no benefit from the utilization of NOLs recorded since the benefit had been recognized in the fourth quarter of 2011, and the non-cash federal tax expense resulting from the 2012 earnings was recorded in the tax provision in the consolidated income statement. The effective tax rates in the three- and nine-month periods ended September 30, 2012 were 36.4% and 39.6%, respectively.  These rates include a non-recurring benefit of $0.3 million (0.9%) from the reversal of a valuation allowance on the deferred state tax asset of one of the Company's subsidiaries.
Discontinued Operations
For the nine months ended September 30, 2011, the Company recorded net income from discontinued operations of $4.9 million, or $0.39 per share. See segment discussion that follows for more specific information on the discontinued operations.
Net Income
Net income for the three months ended September 30, 2012 was $5.9 million, or $0.45 per share, as compared to $7.0 million, or $0.55 per share, for the three months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $22.0 million, or $1.69 per share, as compared to $28.6 million, or $2.28 per share, for the nine months ended September 30, 2011.
Segment Analysis

Segment sales and operating income data for the three and nine months ended September 30, 2012 and 2011 are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)			%			%
	2012	2011	Change	2012	2011	Change
Net sales:
Precious Metal	$40,304	$51,791	(22.2)%	$137,718	$150,488	(8.5)%
Tubing	23,081	25,188	(8.4)%	74,778	74,061	1.0%
Engineered Materials	68,367	69,170	(1.2)%	202,493	192,732	5.1%
Arlon	20,584	18,800	9.5%	62,292	62,642	(0.6)%
Kasco	13,083	13,040	0.3%	39,487	38,847	1.6%
Total net sales	$165,419	$177,989	(7.1)%	$516,768	$518,770	(0.4)%
Segment operating income:
Precious Metal	4,811	7,180	(33.0)%	18,228	17,294	5.4%
Tubing	3,764	3,798	(0.9)%	11,883	11,371	4.5%
Engineered Materials	8,376	8,761	(4.4)%	23,320	20,950	11.3%
Arlon	3,168	1,802	75.8%	9,666	6,451	49.8%
Kasco	1,072	1,025	4.6%	3,080	3,095	(0.5)%
Total segment operating income	$21,191	$22,566	(6.1)%	$66,177	$59,161	11.9%

The comments that follow compare net sales and operating income by segment for the three and nine months ended September 30, 2012 and 2011.

Precious Metal

For the three months ended September 30, 2012, the Precious Metal segment net sales decreased by $11.5 million, or 22.2%, to $40.3 million, as compared to net sales of $51.8 million for the same period of 2011.  The decrease in net sales was driven by lower sales volume and a decrease of approximately $8.94 per troy ounce in the average market price of silver during the third quarter of 2012 as compared to the same period of 2011. The effect of lower average precious metal prices reduced net sales by $5.4 million on a quarter versus prior year's quarter basis. Lower organic sales volume was primarily driven by lower demand from mining and exploration industries as a result of slow growth of the global economy.

Segment operating income for the third quarter of 2012 decreased by $2.4 million to $4.8 million, as compared to $7.2 million during the third quarter of 2011. The decreased segment operating income during the 2012 period was primarily driven by the lower sales volume, partially offset by favorable product mix.

For the nine months ended September 30, 2012, the Precious Metal segment net sales decreased by $12.8 million, or 8.5%, to $137.7 million, as compared to net sales of $150.5 million for the same period of 2011.  The decrease in net sales was primarily driven by a decrease of approximately $5.73 per troy ounce in the average market price of silver during the nine-month period of 2012 as compared to the same period of 2011. The effect of lower average precious metal prices reduced net sales by $11.7 million for the nine-month period of 2012 as compared to the same period of 2011. Increased sales volume of non-precious metal products made from aluminum and copper for the nine months ended September 30, 2012 partially offset the effect of lower silver prices as compared to the same period of 2011.

For the nine months ended September 30, 2012, segment operating income increased by $0.9 million to $18.2 million, as compared to $17.3 million during the same period of 2011. The increased segment operating income was primarily driven by improved gross profit margin as a result of a favorable product mix in non-precious metal products.

Tubing

For the three months ended September 30, 2012, the Tubing segment net sales decreased by $2.1 million, or 8.4%, to $23.1 million, as compared to $25.2 million in the third quarter of 2011.  The decrease was principally from the home refrigeration market served by the Specialty Tubing Group and unfavorable product mix in the Stainless Steel Tubing Group, which was partially offset by higher sales from new markets served by the Specialty Tubing Group.

Segment operating income was $3.8 million for both the third quarter of 2012 and 2011.  Gross profit margin improvement was offset by reduced sales volume.

For the nine months ended September 30, 2012, the Tubing segment net sales increased by $0.7 million, or 1.0%, to $74.8 million, as compared to $74.1 million for the same period of 2011.  The increase was attributable to higher sales for oil and gas projects by the Stainless Steel Tubing Group and new heat exchanger and oil and gas markets served by the Specialty Tubing Group, which was partially offset by lower home refrigeration market sales served by the Specialty Tubing Group.

For the nine months ended September 30, 2012, segment operating income increased by $0.5 million to $11.9 million, as compared to $11.4 million for the same period of 2011.  Higher operating income was principally driven by higher sales volume from the Stainless Steel Tubing Group and higher gross profit margin from the Specialty Tubing Group due to favorable product mix.

Engineered Materials

For the three months ended September 30, 2012, the Engineered Materials segment net sales decreased by $0.8 million, or 1.2% to $68.4 million, as compared to $69.2 million for the same period of 2011. The reduction in net sales was primarily the result of lower sales of commercial roofing products, which were partially offset by higher sales of fasteners for the home-center market and gas connectors for the gas utility, plumbing and propane markets during the third quarter of 2012.

Segment operating income decreased by $0.4 million to $8.4 million for the three months ended September 30, 2012, as compared to $8.8 million for the same period of 2011.  Gross profit margin for the three months ended September 30, 2012 was higher compared to the three months ended September 30, 2011 primarily due to increased sales of high margin branded fasteners and gas connectors in 2012 as compared to the third quarter of 2011. However, these improvements were more than offset by lower sales volume and higher selling and promotional costs related to the commercial roofing business in the 2012 quarter.

For the nine months ended September 30, 2012, the Engineered Materials segment net sales increased by $9.8 million, or 5.1% to $202.5 million, as compared to $192.7 million for the same period of 2011. The incremental sales were driven by higher volume of branded fasteners and gas connectors, partially offset by lower sales volume in its commercial roofing business as a result of lower demand.

Segment operating income increased by $2.4 million to $23.3 million for the nine months ended September 30, 2012, as compared to $21.0 million for the same period of 2011.  The increase in operating income was principally the result of the higher sales volume.  Gross profit margin for the nine months ended September 30, 2012 was higher compared to the nine months ended September 30, 2011 primarily due to increased sales of higher-margin branded fasteners and gas connector products during the nine-month period of 2012 as compared to the same period of 2011. These improvements were partially offset by higher selling and promotional costs.

Arlon

For the three months ended September 30, 2012, the Arlon segment net sales increased by $1.8 million, or 9.5% to $20.6 million, as compared to $18.8 million for the third quarter of 2011.  Higher sales were driven by higher demand for printed circuit board materials related to the telecommunications infrastructure in China and thermoset products to the military defense industry.

Segment operating income increased by $1.4 million to $3.2 million for the three months ended September 30, 2012, as compared to $1.8 million for the same period of 2011.  Gross margin was higher during the third quarter of 2012 as compared to the third quarter of 2011 primarily due to favorable product mix, effective cost control and improved operating efficiencies from its China manufacturing facility.

For the nine months ended September 30, 2012, the Arlon segment net sales decreased by $0.4 million, or 0.6% to $62.3 million, as compared to $62.6 million for the same nine months of 2011.  Lower sales were driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China and thermoset products to the military defense industry, as well as lower sales of flex heater products for the general industrial market due to warm winter conditions in the first quarter of 2012.

Segment operating income increased by $3.2 million to $9.7 million for the nine months ended September 30, 2012, as compared to $6.5 million for the same period of 2011.  Gross margin was higher during the nine-month period of 2012 as compared to the same period of 2011 primarily due to favorable product mix, effective cost control and improved operating efficiencies from its China manufacturing facility.  A non-cash asset impairment charge of $0.7 million was recorded for the nine months ended September 30, 2011. The non-cash asset impairment charge was related to vacant land owned by Arlon in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Kasco

For the three months ended September 30, 2012, Kasco segment net sales increased 0.3%, to $13.1 million, as compared to $13.0 million for the third quarter of 2011. For the nine months ended September 30, 2012, Kasco segment net sales increased by $0.6 million, or 1.6%, to $39.5 million, as compared to $38.8 million for the same period of 2011. The sales improvements were principally from its route business in the United States.

Kasco segment operating income was flat for both the three months and nine months ended September 30, 2012 as compared with the same periods of 2011. Improvements in gross margin resulted from increased route business in addition to lower manufacturing costs from the production facility in Mexico, but were offset by higher SG&A costs from higher commissions on route sales and additional selling headcount.

Discontinued Operations

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sale price of $27.0 million. Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company's revolving credit facility.

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC’s Engineered Coated Products Division and its SignTech subsidiary for an aggregate sale price of $2.5 million. In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million. The net proceeds from these asset sales of $2.3 million were used to repay indebtedness under the Company’s revolving credit facility.

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. (“Kasco-France”), a part of its Kasco segment, to Kasco-France’s former management team for one Euro plus 25% of any pretax earnings over the next three years.  Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.

The total gain of $6.0 million, net of tax, as a result of the sales of the California and Texas operations of Arlon LLC and Kasco-France, is reported in discontinued operations on the consolidated income statement for the nine months ended September 30, 2011. The discontinued operations had an aggregate loss of $0.4 million and $1.1 million from their operations for the three and nine months ended September 30, 2011, respectively.

Discussion of Consolidated Statement of Cash Flows

Operating Activities

For the nine months ended September 30, 2012, $28.8 million was provided by operating activities, $20.7 million was used in investing activities and $7.8 million was used in financing activities.  The following table provides supplemental information regarding the Company’s cash flows from operating activities for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$21,978	$28,606
Adjustments to reconcile net income to net cash
provided by (used in) operating activities, net of acquisition:
Non-cash items:
Depreciation and amortization	11,192	11,863
Non-cash stock-based compensation	3,181	2,369
Asset impairment charge	—	700
Pay-in-kind interest on Subordinated Notes	1,606	1,789
Non-cash pension expense	2,483	4,737
Non-cash gains from derivatives	(1,303)	(578)
Deferred income taxes	10,410	386
Other	1,960	2,228
Net income after non-cash items	51,507	52,100
Discontinued operations	—	(10,133)
Pension payments	(16,136)	(12,431)
Working capital:
Trade and other receivables	(4,868)	(26,892)
Precious metal inventory	(3,352)	(2,348)
Inventory other than precious metal	824	(4,933)
Other current assets	(3,159)	(1,948)
Other current liabilities	4,312	4,359
Total working capital effect	(6,243)	(31,762)
Other items-net	(315)	(1,527)
Net cash provided by (used in) operating activities	$28,813	$(3,753)

The Company reported net income of $22.0 million for the nine months ended September 30, 2012, which included $29.5 million of non-cash expense items such as depreciation and amortization of $11.2 million, non-cash stock-based compensation of $3.2 million and non-cash pension expense of $2.5 million. Other non-cash items included a deferred income tax change of $10.4 million, accrued interest not paid in cash of $1.6 million and $1.3 million amortization of deferred debt issuance costs, which were partially offset by unrealized gains on derivatives of $1.3 million. Working capital used $6.2 million of cash during the nine months ended September 30, 2012, and the Company made pension plan payments of $16.1 million.  As a result, net cash provided by operations was $28.8 million for the nine months ended September 30, 2012.

The Company reported net income of $28.6 million for the nine months ended September 30, 2011, which included $23.5 million of non-cash expense items such as depreciation and amortization of $11.9 million, non-cash stock-based compensation of $2.4 million, non-cash pension expense of $4.7 million, an asset impairment charge of $0.7 million, partially offset by unrealized gains on derivatives of $0.6 million. Other non-cash items included a $1.4 million reclassification of net cash settlements on precious metal contracts to investing activities and $1.7 million amortization of deferred debt issuance costs. Working capital used $31.8 million of cash during the nine months ended September 30, 2011, and the Company made pension plan payments of $12.4 million. In addition, discontinued operations used $10.1 million of cash during the nine-month period 2011 ($4.1 million in operations, plus $6.0 million relating to the gain on sales of assets). As a result, net cash used in operations was $3.8 million for the nine months ended September 30, 2011.

Operating cash flow for the nine months ended September 30, 2012 was $32.6 million higher compared to the same period of 2011.  The increase in cash flow from operations was principally attributable to a lower use of working capital during the nine months ended September 30, 2012.  Accounts receivable used $4.9 million during the nine-month period of 2012, as compared to a use of $26.9 million for the same period of 2011 due largely to lower silver prices in 2012, compared with rising prices in 2011. Inventory used $2.5 million during the nine-month period of 2012, as compared to $7.3 million for the same period in 2011, also driven by lower silver prices in 2012, as well as improvements in inventory management. Other current assets used $1.2 million higher cash for the nine months ended September 30, 2012 compared to the same period of 2011 primarily due to a $1.7 million escrow balance related to the sale of real estate at a former operating site in the third quarter of 2012. The escrow balance was received during the fourth quarter.

Investing Activities

Investing activities used $20.7 million for the nine months ended September 30, 2012 and provided $7.5 million during the same period of 2011.  The 2011 balance included proceeds from the sale of assets of discontinued operations of $26.5 million.  In 2011, the Company also acquired a business that develops and manufactures hidden fastening systems for deck construction for $8.8 million.  Capital spending in the 2012 period was $14.8 million, as compared to $9.0 million in the 2011 period. Capital spending in 2012 includes the purchase of a new building in the Engineered Materials segment and a facility expansion project in the Tubing segment.  During the first quarter of 2012, the Company invested $6.3 million, including brokerage commissions, in common stock of a public company, bringing its total investment at cost to $24.3 million.

Financing Activities

For the nine months ended September 30, 2012, the Company's financing activities used $7.8 million of cash. This included repayments of $3.3 million on its domestic term loans, net repayments of $4.7 million of its revolving credit facility and $5.3 million for the repurchase of Subordinated Notes during the nine months ended September 30, 2012, which was partially offset by a $1.8 million mortgage arranged for a new building and additional foreign term loans of $1.8 million. As of September 30, 2012, the Company also had agreed to purchase $0.9 million of additional Subordinated Notes, plus accrued interest, for which the cash settlement of the transactions will take place in the fourth quarter of 2012. Such transactions are presented as non-cash financing activities in the consolidated statement of cash flows.

Financing activities used $1.0 million of cash for the nine months ended September 30, 2011. The Company borrowed an additional $50.0 million of Second Lien Term Loans during the third quarter of 2011 and decreased its borrowings under its revolving credit facility by a net amount of $40.4 million over the nine-month period. The Company paid down $3.3 million on its domestic term loans and repurchased $8.5 million of Subordinated Notes.

Off-Balance Sheet Arrangements

It is not the Company’s usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Precious Metal segment choose to do business on a “pool” basis.  Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier.  When the customer’s precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company’s balance sheet.  As of September 30, 2012, H&H’s customer metal consisted of 165,934 ounces of silver, 594 ounces of gold and 1,447 ounces of palladium.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of September 30, 2012, the Company's current assets totaled $185.8 million, its current liabilities totaled $109.4 million and its working capital was $76.3 million, as compared to working capital of $70.1 million as of December 31, 2011. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. The Company expects to have no required minimum contributions to the WHX Pension Plan for the remainder of 2012, $12.6 million, $20.6 million, $20.2 million, $16.8 million and $56.5 million in 2013, 2014, 2015, 2016, and thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.
On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an aggregate principal amount of $115.0 million (collectively, “Senior Credit Facility”). The terms of this agreement are further described in Part I, Notes to Consolidated Financial Statements (unaudited), Note 20 - “Subsequent Events”, of this report. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditure, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.
The Company's ability to satisfy debt service obligations, to fund planned capital expenditures and required pension payments, and make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on the Senior Credit Facility is limited by a borrowing base of accounts receivable and inventory. In addition, the Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.
Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions, and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

*******

When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words “anticipate”, “estimate” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are intended to be covered by the safe harbors created thereby.  Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, the ability of the Company to develop markets and sell its products and the effects of competition and pricing.  Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of September 30, 2012, the Company’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 18 - “Contingencies”, of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities
Purchases by DGT Holdings Corp.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a) (1)	(b)	(c)	(d)
July 1, 2012 to July 31, 2012	11,674	$12.92	N/A	N/A
August 1, 2012 to August 31, 2012	14,254	$13.30	N/A	N/A
September 1, 2012 to September 30, 2012	—	—	N/A	N/A
	25,928		N/A	N/A

(1) All shares of common stock of the Company were purchased by DGT Holdings Corp., an affiliate of the Company, in open market transactions for its own account. The Company did not repurchase any of its own securities during the quarter ended September 30, 2012 and does not have any publicly announced repurchase program.

Item 5. - Other Information

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an aggregate principal amount of $115.0 million. The facility is further described in Part I, Notes to Consolidated Financial Statements (unaudited), Note 20 - “Subsequent Events”, of this report.

Item 6. - Exhibits

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

November 9, 2012