Form 10-K
period 2012-12-31
HANDY & HARMAN LTD.
filed 2013-02-28
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 29, 2012 totaled approximately $71.1 million based on the then-closing stock price.
On February 26, 2013, there were 13,140,004 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

HANDY & HARMAN LTD.
FORM 10-K
December 31, 2012

Page | 1

PART I

Item 1.	Business

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electronics, telecommunications, home appliance, transportation, utility, medical, semiconductor, aerospace and aviation markets. Other markets served include blade products and repair services for the food industry. As of December 31, 2012, HNH and its subsidiaries employed over 1,600 people at 33 locations in eight countries. All references herein to "we," "our," "its" or the "Company" refer to HNH together with all of its subsidiaries.

Known until January 3, 2011 as WHX Corporation, we manage our portfolio of businesses on a continuous basis. In January 2013, we divested substantially all of the assets and existing operations of our Continental Industries business unit. In 2012, we acquired a Polish manufacturer of brazing alloys and contact materials, and purchased the assets of a North American manufacturer of perimeter metal roof edges. In 2011, we acquired the assets of a company that develops and manufactures hidden fastening systems for deck construction, sold the stock of EuroKasco, S.A.S., and sold businesses that manufactured adhesive films, specialty graphic films and engineered coated products in separate transactions. In 2010, we completed the sale of our Sumco, Inc. business, which provided electroplating services primarily to the automotive market. In 2009, we ceased operations at our Indiana Tube Denmark subsidiary, which participated in the welded specialty tubing market in Europe.

HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation ("Bairnco"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). Financial information for our reportable segments is contained in Note 21 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Products and Product Mix

Joining Materials Segment

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added'' of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The Joining Materials segment was formerly known as the Precious Metal segment.

Tubing Segment

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the commercial refrigeration, automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Engineered Materials Segment

Page | 2

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. In January 2013, we divested substantially all of the assets and existing operations of our Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection.

Arlon Electronic Materials Segment

Arlon Electronic Materials segment provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers (OEMs), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco Blades and Route Repair Services Segment

Kasco Blades and Route Repair Services provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

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

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste, coupled with the tools targeted at variation reduction.

Customers

HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electronics, telecommunications, home appliance OEM, transportation, utility, medical, semiconductor, aerospace, military electronics, medical, automotive, railroad and food industries.

No customer accounted for more than 5% of consolidated sales in 2012, 2011 or 2010. However, the Company's 15 largest customers accounted for approximately 28% of consolidated HNH net sales in 2012.

Foreign Revenue

The following table presents foreign revenue for the years ended December 31.

Page | 3

	Revenue
(in thousands)	2012	2011	2010
United States	$562,338	$560,783	$487,251
Foreign	67,058	74,181	53,220
	$629,396	$634,964	$540,471

Foreign revenue is based on the country in which the legal subsidiary is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Engineered Materials and Kasco segments consist principally of stainless, galvanized and carbon steel, nickel alloys, a variety of high-performance alloys and various plastic compositions. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

The essential raw materials used in the Arlon segment are silicone rubber, fiberglass cloths, non-woven glass mats, pigments, copper foils, various plastic films, special release liners, various solvents, Teflon™ or PTFE dispersion, skive PTFE film, polyimide resin, epoxy resins, other thermoset resins, ceramic fillers, as well as various chemicals. Generally, these materials are each available from several qualified suppliers. There are, however, several raw materials used in products that are purchased from chemical companies that are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis, although alternative sources could be developed in the future if necessary. However, the qualification procedure for new suppliers can take several months or longer and could therefore interrupt production if the primary raw material source became unexpectedly unavailable. Current suppliers are located in the United States, Asia and Europe.

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH's segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2012, 2011 or 2010 for continuing operations were $20.9 million, $12.7 million and $10.4 million, respectively. HNH anticipates funding its capital expenditures in 2013 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $13 and $26 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2012, the Company employed 1,648 employees worldwide. Of these employees, 355 were sales employees, 479 were office employees, 160 were covered by collective bargaining agreements, and 654 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type the Company manufactures. Some of these competitors are larger than the Company and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers and well-established relationships with current and potential customers. Competition is based on quality, technology, service and price, and in some industries, new product introduction, each of which is of equal

Page | 4

importance. The Company may not be able to compete successfully, and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing revenues and profits.

In its served markets, the Company competes against large, as well as smaller-sized private and public companies. This results in intense competition in a number of markets in which it operates. Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on results of operations.

Sales Channels

HNH distributes products to customers through Company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, the Far East and several other international markets.

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold. In addition, the Company owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. The Company does not believe that the loss of any or all of these trademarks would have a material adverse effect on its businesses. The Company's patents have remaining durations ranging from less-than-one year to 17 years, with expiration dates occurring in 2013 through 2030.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2013. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 19 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Other Information

Our internet website address is www.handyharman.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; any amendments to such reports; and proxy statements. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations, such as those relating to future business, future results of operations or financial condition, new or planned products or services, or management strategies, including those with respect to (i) the Company's financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A - Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the Securities and Exchange Commission. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Page | 5

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to our Financial Condition

HNH has ongoing requirements to fund pension plan obligations and meet other administrative and acquisition-related expenses. However, H&H Group's debt facilities contain covenants that limit HNH's access to cash. If HNH is unable to access funds generated by its subsidiaries, it may not be able to meet its financial obligations or to engage in acquisitions and related transactions.

Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations. H&H Group's credit facilities restrict H&H Group' s ability to transfer any cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). These exceptions are subject to the satisfaction of certain conditions and financial covenants. Failure by one or more of those subsidiaries to generate sufficient cash flow and meet the requirements of H&H Group's credit facilities could have a material adverse effect on HNH's business, financial condition and results of operations.

HNH's ongoing operating cash flow requirements consist of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The significant decline in market value of stocks and other investments starting in 2008 across a cross-section of financial markets contributed to an unfunded pension liability of the WHX Pension Plan, which totaled $217.1 million as of December 31, 2012 and $186.2 million as of December 31, 2011. In addition, a reduction in interest rates has caused a change in the discount rate that is used to value the pension liability on the consolidated balance sheet. The Company expects to have required minimum pension plan contributions to the WHX Pension Plan for 2013, 2014, 2015, 2016, 2017 and thereafter of $13.4 million, $19.2 million, $20.4 million, $17.4 million, $16.9 million and $49.0 million, respectively. Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

As of December 31, 2012, HNH, the parent company, had cash of approximately $0.7 million and current liabilities of approximately $0.7 million. To meet its financial obligations as described in the preceding paragraph, HNH relies on its ability to access cash from H&H Group as permitted by the covenants in H&H Group's credit facilities. If HNH cannot access sufficient cash from H&H Group, HNH will not be able to meet its financial obligations.

H&H Group's debt facilities contain financial covenants and other covenants that could limit H&H Group's access to its lines of credit, which could have a negative impact on its liquidity and on its ability to help HNH meet HNH's financial obligations.

The Company's debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH. The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of December 31, 2012, H&H Group's availability under its U.S. revolving credit facility was $60.3 million, and as of January 31, 2013, it was $65.0 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if financial performance of its subsidiaries does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, and liquidity could be adversely affected for H&H Group, and H&H Group might not be able to provide funds to HNH, its parent, to enable HNH to meet its own financial obligations.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

Management believes that the Company will be able to meet its cash requirements to fund its activities in the ordinary course of business for at least the next twelve months. However, that ability is dependent, in part, on the Company's continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company's credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, and environmental remediation costs. If the Company's planned cash flow projections are not met, management could consider the additional reduction of certain discretionary expenses and the sale of certain assets and/or businesses.

Page | 6

Furthermore, if the Company's cash needs are significantly greater than anticipated or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company. The Company's inability to generate sufficient cash flows from its operations or through financing could impair its liquidity, and would likely have a material adverse effect on its businesses, financial condition and results of operations.

Risks Relating to Our Business

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

Over the past several years, the global capital and credit markets have experienced a period of unprecedented volatility. We recently refinanced certain of our bank debt. However, further disruption and volatility in credit market conditions could have a material adverse impact on our ability to refinance our debt when it comes due on terms similar to our current credit facilities, or to draw upon our existing lines of credit or incur additional debt if needed as a result of unanticipated downturns in the markets for our products and services, which may require us to seek other funding sources to meet our cash requirements. Based on the recent financial and credit market conditions, we cannot assure you that alternative sources of financing would be available to us in the future on terms and conditions acceptable to us, or at all.

Economic downturns could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our products and services. A significant portion of our revenues are received from customers in automotive and construction related industries, which have experienced significant financial downturns in recent years. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A renewed worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to the tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

We are exposed to market risk and price fluctuation related to the purchase of our raw materials, including natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high or their availability is restricted. In addition, we hold precious metal positions that are subject to market fluctuations. We enter into precious metal forward or future contracts with major financial institutions to reduce the economic risk of price fluctuations.

Some of our raw materials are available from a limited number of suppliers. There can be no assurance that the production of

Page | 7

these raw materials will be readily available, and as a result our costs may increase or we may lose sales, in either case significantly impairing our profitability.

Several raw materials used in our products are purchased from chemical companies that are proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis. Although alternative sources could be developed in the future if necessary, the qualification procedure can take several months or longer and could therefore interrupt the production of our products and services if the primary raw material source became unexpectedly unavailable.

The loss of major customers could adversely affect our revenues and financial health.

No single customer accounted for more than 5% of consolidated net sales in 2012. However, the Company's 15 largest customers accounted for approximately 28% of consolidated HNH net sales in 2012. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

Our business strategy includes, among other things, strategic acquisitions as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management's attention from other business concerns, and the need to finance such acquisitions with additional equity and/or debt.

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

Our competitive advantage could be reduced if our intellectual property or related proprietary manufacturing processes become known by our competitors or if technological changes reduce our customers' need for our products.

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

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. We could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. As of December 31, 2012, we have established a reserve totaling $6.3 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

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

Page | 8

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

We are dependent on digital technologies to conduct our daily operations and maintain confidential information.

The Company relies on information technology systems to both manage its daily operations and to secure its intellectual property. A failure in or breach of operational or informational security systems or infrastructure, or those of its third party vendors and other service providers, as a result of information system failures or cyber attack, could disrupt business, result in the disclosure or misuse of confidential or proprietary information, including customer and vendor lists, damage its reputation and investor confidence, increase security and remediation costs and cause losses, including potential lawsuits, all of which could have a material adverse effect on its businesses, financial condition and results of operations.

Litigation could affect our profitability.

The nature of our businesses expose us to various litigation matters, including product liability claims, employment, health and safety matters, environmental matters, regulatory and administrative proceedings. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2012, we have accrued approximately $6.3 million for environmental remediation costs but have not made any accruals for other litigation matters.

New regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, in August 2012, the SEC adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. These new requirements will require due diligence efforts in 2013, with initial disclosure requirements beginning in May 2014. There will be costs associated with complying with these disclosure requirements, including for due diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. In the past, our management has identified ''material weaknesses'' in our internal controls over financial reporting, which we believe have been remediated. However, any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause

Page | 9

us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting at that time. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, our Chairman, and certain other Officers and Directors, through their affiliation with Steel Partners Holdings GP Inc., have the ability to exert significant influence over our operations.

SPH Group Holdings LLC ("SPHG Holdings") was the direct owner of 7,228,735 shares of the Company's common stock, representing approximately 55% of the outstanding shares at December 31, 2012. SPHG Holdings may increase its ownership position in the Company's common stock in the future. The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. ("SP Holdings GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SP Holdings GP. Mr. Lichtenstein has investment and voting control over the shares beneficially owned by SPHG Holdings and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets. The interests of Mr. Lichtenstein and SP Holdings GP in such matters may differ from the interests of our other stockholders in some respects. In addition, certain other affiliates of SP Holdings GP hold positions with HNH, including Jack L. Howard as Vice Chairman, Glen M. Kassan as Vice Chairman, John J. Quicke as Vice President, John H. McNamara Jr., as Director, James F. McCabe, Jr., as Senior Vice President and Chief Financial Officer and Leonard J. McGill as Senior Vice President and Chief Legal Officer.

Factors Affecting the Value of our Common Stock

Transfer restrictions contained in our charter and other factors could hinder the development of an active market for our common stock.

There can be no assurance as to the volume of shares of our common stock or the degree of price volatility for our common stock traded on the NASDAQ Capital Market. There are transfer restrictions contained in our charter to help preserve our net operating tax loss carryforwards ("NOLs") that will generally prevent any person from acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, for up to ten years after July 29, 2005, as specifically provided in our charter. The transfer restrictions could hinder development of an active market for our common stock.

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

We are authorized to issue 180,000,000 shares of common stock. On February 26, 2013, 13,140,004 shares of common stock are outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock. On February 26, 2013, no shares of our preferred stock were outstanding. Although our Board of Directors is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the preferred stock by adoption of a Preferred Stock Designation resolution, our Board of Directors has not yet done so. Our Board of Directors may elect to issue shares of common stock or preferred stock in the future to raise capital or for other financial needs. Any future issuances of equity may be at prices below the market price of our stock, and our stockholders may suffer significant dilution, and the terms of any preferred stock issuance may adversely affect the rights of our common stockholders.

Page | 10

Item 1B.	Unresolved Staff Comments

There are no unresolved SEC Staff comments.

Item 2.	Properties

As of December 31, 2012, the Company had 25 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,680,321 square feet, including warehouse, office and laboratory space. The Company also owns or leases sales, service and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 284,201 square feet, and owns or leases 4 non-operating locations with a total area of approximately 266,950 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Canfield, Ohio; Rancho Cucamonga, California; St. Louis, Missouri; Tulsa and Broken Arrow, Oklahoma; Cudahy, Wisconsin; Toronto and Montreal, Canada; Coahuila and Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, People's Republic of China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Coahuila and two of the Suzhou plants, which are leased.

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

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity. Additional discussion of certain pending legal matters is included in Note 19 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data" and is incorporated in its entirety into this Part 1, Item 3 by this reference.

Item 4.	Mine Safety Disclosures

Not applicable.

Page | 11

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

The Company's common stock is listed on the NASDAQ Capital Market under the symbol "HNH." Effective upon the opening of trading on January 3, 2010, the trading symbol of the Company on the NASDAQ Capital Market was changed to "HNH" from "WXCO". The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported by the NASDAQ Capital Market during each quarter of the two most recent years.

2012	HIGH	LOW
First Quarter	$14.72	$9.92
Second Quarter	$15.47	$12.54
Third Quarter	$15.36	$12.52
Fourth Quarter	$15.25	$13.48
2011	HIGH	LOW
First Quarter	$13.85	$6.57
Second Quarter	$16.35	$10.82
Third Quarter	$18.01	$9.82
Fourth Quarter	$13.27	$9.21

The number of shares of common stock issued and outstanding on February 26, 2013 was 13,140,004. Also, on February 26, 2013, there were approximately 98 holders of record of common stock, and the closing price per share of our common stock was $15.84.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. H&H Group is restricted by the terms of its financing agreements in making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2012.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	49,000	$90.00	639,560
Equity compensation plans not approved by security holders	—	—	—
Total	49,000	$90.00	639,560

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 3000 Index and a peer group of five companies, which operate in similar industries to the Company's five operating segments, that includes: AK Steel Holding Corporation, Material Sciences Corporation, Materion Corporation, Quanex Building Products Corporation and Shiloh Industries Inc. for the five years ended December 31, 2012. The graph and table assume

Page | 12

that $100 was invested on December 31, 2007 in each of our common stock, the Russell 3000 index and the peer group, and that all dividends were reinvested. We did not declare or pay any dividends during the comparison period.

	2007	2008	2009	2010	2011	2012
HNH	$100.00	$21.05	$6.32	$34.26	$26.05	$39.66
Russell 3000 Index	$100.00	$62.70	$80.48	$94.11	$95.07	$110.67
Peer Group	$100.00	$31.41	$64.91	$67.51	$42.16	$40.35

The unit price performance included in this graph is not necessarily indicative of future unit price performance.

The stock performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

Item 6.	Selected Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data has been derived from our annual consolidated financial statements.

(in thousands, except per share amounts)	2012	2011	2010	2009	2008
Consolidated Statement of Operations Data:
Net sales	$629,396	$634,964	$540,471	$436,143	$559,836
Operating income	$52,016	$45,747	$36,834	$6,953	$48,906
Income (loss) from continuing operations before tax	$37,349	$28,384	$4,361	$(19,455)	$10,279
Income (loss) from continuing operations, net of tax	$23,470	$134,444	$1,275	$(18,958)	$9,024
Income (loss) from continuing operations, net of tax, per share—basic and diluted	$1.80	$10.71	$0.11	$(1.56)	$2.26
Consolidated Balance Sheet Data:
Total assets	$512,361	$493,190	$353,548	$353,840	$402,241
Total debt	$158,444	$163,281	$171,292	$174,073	$205,236

Page | 13

a)
2011 operating income includes an asset impairment charge of $0.7 million to write-down unused land located in Rancho Cucamonga, California to fair value. Income from continuing operations, net of tax in 2011 reflects a tax benefit of $106.1 million, primarily due to the reversal of a deferred income tax valuation allowance.

b)
2010 operating income includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement, $0.5 million of costs related to restructuring activities and a $1.6 million asset impairment charge associated with certain real property located in Atlanta, Georgia.

c)
2009 operating income includes a non-cash asset impairment charge of $0.9 million to write-down certain equipment formerly used in the manufacture of a discontinued product line. Also, a $1.1 million goodwill impairment charge was recorded to adjust the carrying value of one of the Arlon segment's reporting units to its estimated fair value.

Page | 14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of HNH's consolidated results of operations for the years ended December 31, 2012, 2011 and 2010. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A - Risk Factors."

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH owns H&H Group, which owns H&H and Bairnco. HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials, and Kasco Blades and Route Repair Services. HNH principally operates in North America.

HNH Business System

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste, coupled with the tools targeted at variation reduction.

Segments

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The Joining Materials segment was formerly known as the Precious Metal segment.

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the commercial refrigeration, automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. In January 2013, we divested substantially all of the assets and existing operations of our Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. The results of this business unit have been classified as discontinued operations in the Company's consolidated financial statements for 2012, as well as all historical periods, and this reclassification is reflected in the tables and discussion below.

Page | 15

Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers ("OEMs"), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Other income and expense, interest expense and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

Recent Developments

During 2012, we entered into a series of transactions to improve liquidity, enhance our product offerings and position us for growth in our niche markets.

•	We entered into a $205.0 million senior secured credit facility.

•	We made strategic investments in capital projects totaling $20.9 million.

•	We acquired a Polish manufacturer of brazing alloys and contact materials ("Inmet").

•	We purchased substantially all of the assets of a North American manufacturer of perimeter metal roof edges ("Hickman").

As discussed above, we divested substantially all of the assets and existing operations of our Continental Industries business unit in January 2013.

Results of Operations

Comparison of the Years Ended December 31, 2012 and 2011

The Company's consolidated operating results for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Year Ended
	December 31,
(in thousands)	2012	2011
Net sales	$629,396	$634,964
Gross profit	175,933	162,193
Gross profit margin	28.0%	25.5%
Selling, general and administrative expenses	120,604	109,389
Pension expense	3,313	6,357
Asset impairment charge	—	700
Operating income	52,016	45,747
Other:
Interest expense	16,719	16,268
Realized and unrealized gain on derivatives	(2,582)	(418)
Other expense	530	1,513
Income from continuing operations before tax	37,349	28,384
Tax provision (benefit)	13,879	(106,060)
Income from continuing operations, net of tax	$23,470	$134,444

Page | 16

Net Sales

Net sales for the year ended December 31, 2012 decreased by $5.6 million, or 0.9%, to $629.4 million, as compared to $635.0 million for the year ended December 31, 2011. Value added sales for the year ended December 31, 2012 increased $5.8 million driven by higher demand for our products, primarily in the Engineered Materials segment. Lower average precious metal prices, principally silver, had a negative effect of $11.4 million on net sales for the year ended December 31, 2012. The average silver price was approximately $31.22 per troy ounce in 2012, as compared to $35.40 per troy ounce for the year ended December 31, 2011.

Gross Profit

For the year ended December 31, 2012, gross profit increased to $175.9 million, as compared to $162.2 million in 2011, and, as a percentage of net sales, increased to 28.0%, as compared to 25.5% in 2011. The gross margin improvement of 2.5% in the year ended December 31, 2012 was principally due to favorable product mix, effective cost control and improved operating efficiency at our manufacturing plants, across all segments. In addition, lower average precious metal prices, principally silver, also contributed to the increase in gross margin by 0.7% during 2012. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to the customer principally at market, lower silver prices generally result in an increase in the Joining Materials segment's gross profit margin.

Selling, General and Administrative Expenses

For the year ended December 31, 2012, selling, general and administrative expenses ("SG&A") was $120.6 million, or 19.2% of net sales, as compared to $109.4 million, or 17.2% of net sales, for the year ended December 31, 2011. The increase in SG&A as a percentage of net sales in 2012 was primarily due to higher selling and promotion costs related to product sales of the Engineered Materials segment, higher 2012 restricted stock awards, higher self-insured employee medical and workers' compensation insurance claim costs compared to 2011, as well as costs associated with the Company's business development activities in 2012, which resulted in the Inmet and Hickman business combinations. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Pension Expense

For the year ended December 31, 2012, pension expense was $3.3 million, which was $3.0 million lower than for the year ended December 31, 2011. The reduction in non-cash pension expense was primarily due to a change in the amortization period for actuarial losses to reflect the average future lifetime of the participants, which is expected to be approximately 21 years, a longer period than the average future service years of active participants, which was previously used. The Company believes that use of the future lifetime of the participants is more appropriate because the WHX Corporation Pension Plan is now completely inactive. The Company currently expects non-cash pension expense will be approximately $5.1 million in 2013.

Asset Impairment Charge

A non-cash asset impairment charge of $0.7 million was recorded for the year ended December 31, 2011. The non-cash asset impairment charge was related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Interest Expense

Interest expense for the year ended December 31, 2012 was $16.7 million, as compared to $16.3 million in 2011. As a result of certain Subordinated Note repurchases during both 2012 and 2011, interest expense included a $1.4 million loss for the year ended December 31, 2012 and a $0.2 million gain in the year ended December 31, 2011 related to such repurchases. In addition, the Company wrote-off $1.1 million in prior debt issuance costs based on the Company's fourth quarter of 2012 debt refinancing. These unfavorable impacts on interest expense were partially offset by a lower average amount of borrowings outstanding and lower average interest rates on outstanding debt in 2012.

Realized and Unrealized Gain on Derivatives

Realized and unrealized gain (loss) on derivatives for the years ended December 31, 2012 and December 31, 2011 were as follows:

Page | 17

	Year Ended
(in thousands)	December 31,
Derivative	2012	2011
Commodity contracts	$522	$(1,236)
Derivative features of Subordinated Notes	2,060	1,654
Total realized and unrealized gain on derivatives	$2,582	$418

H&H utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. The $0.5 million gain in the year ended December 31, 2012 was primarily driven by an 11.8% average silver price decrease during the year. While decreasing the use of hedging contracts with brokers, the Company has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner.

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

Income Taxes

For the years ended December 31, 2012 and 2011, a tax provision of $13.9 million and a tax benefit of $106.1 million from continuing operations were recorded, respectively. The increase in the tax provision for the year ended December 31, 2012, as compared to 2011, was due to a higher federal tax provision resulting principally from the non-recurring benefit of the Company's reversal of its deferred income tax valuation allowance for federal NOLs in the fourth quarter of 2011 as further described below.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2012 and 2011:

Income Statement Data:	Year ended
(in thousands)	December 31,
	2012	2011	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$174,621	$190,607	$(15,986)	(8.4)%
Tubing	96,892	97,295	(403)	(0.4)%
Engineered Materials	222,931	213,529	9,402	4.4%
Arlon	80,815	81,282	(467)	(0.6)%
Kasco	54,137	52,251	1,886	3.6%
Total net sales	$629,396	$634,964	$(5,568)	(0.9)%
Segment operating income:
Joining Materials	$23,942	$24,747	$(805)	(3.3)%
Tubing	14,815	13,371	1,444	10.8%
Engineered Materials	23,841	20,679	3,162	15.3%
Arlon	11,594	8,348	3,246	38.9%
Kasco	4,431	4,227	204	4.8%
Total segment operating income	$78,623	$71,372	$7,251	10.2%

a) The results for the Joining Materials segment for 2012 and 2011 include gains of $0.6 million and $1.9 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

Page | 18

b) Segment operating income for the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write-down certain unused land located in Rancho Cucamonga, California to fair value.

Joining Materials

For the year ended December 31, 2012, the Joining Materials segment net sales decreased by $16.0 million, or 8.4%, to $174.6 million, as compared to net sales of $190.6 million in 2011. The decrease in net sales was primarily driven by a decrease of approximately $4.18 per troy ounce in the average market price of silver during 2012, as compared to 2011. The effect of lower average precious metal prices reduced net sales by $11.4 million in 2012, as compared to 2011, and lower precious metals volumes, primarily sales to the mining and exploration industries, reduced net sales by $5.8 million. Increased sales volume of non-precious metal products made from aluminum and copper for the year ended December 31, 2012 partially offset the effect of lower silver prices and volumes as compared to 2011.

For the year ended December 31, 2012, segment operating income decreased by $0.8 million to $23.9 million, as compared to $24.7 million during 2011. The decreased segment operating income was primarily driven by lower gross profit as a result of reduced precious metal volumes and associated surcharge reductions, which were partially offset by a favorable product mix in non-precious metal products. SG&A also increased in the Joining Materials segment due to 2012 business development activity, leading to the acquisition of Inmet.

Tubing

For the year ended December 31, 2012, the Tubing segment net sales decreased by $0.4 million, or 0.4%, to $96.9 million, as compared to $97.3 million in 2011. The decrease was attributable to lower home refrigeration market sales served by the Specialty Tubing Group, partially offset by higher sales for oil and gas projects served by the Stainless Steel Tubing Group and new markets served by the Specialty Tubing Group.

For the year ended December 31, 2012, segment operating income increased by $1.4 million to $14.8 million, as compared to $13.4 million in 2011. Higher operating income was principally driven by higher sales volume from the Stainless Steel Tubing Group and higher gross profit margin from the Specialty Tubing Group due to favorable product mix.

Engineered Materials

For the year ended December 31, 2012, the Engineered Materials segment net sales increased by $9.4 million, or 4.4%, to $222.9 million, as compared to $213.5 million in 2011. The increased net sales were driven by higher volume of branded fasteners due to strong demand in the home-center market, as well as for our co-branded products. Sales volume from the segment's commercial roofing business during 2012 was relatively flat compared to 2011.

Segment operating income increased by $3.2 million to $23.8 million for the year ended December 31, 2012, as compared to $20.7 million in 2011. The increase in operating income was principally the result of the higher sales volume. Gross profit margin for the year ended December 31, 2012 was higher compared to the year ended December 31, 2011, primarily due to increased sales of higher-margin branded fasteners during 2012. These improvements were partially offset by higher selling and promotional costs.

Arlon

For the year ended December 31, 2012, Arlon segment net sales decreased by $0.5 million, or 0.6% to $80.8 million, as compared to $81.3 million in 2011. Lower sales were driven by reduced demand for printed circuit board materials related to the telecommunications infrastructure in China and thermoset products to the military defense industry, partially offset by growth from coil insulation, tape and specialty products.

Segment operating income increased by $3.2 million to $11.6 million for the year ended December 31, 2012, as compared to $8.3 million in 2011. Gross margin was higher during 2012, as compared to 2011, primarily due to favorable product mix, effective cost control and improved operating efficiencies from its China manufacturing facility. A non-cash asset impairment charge of $0.7 million was recorded for the year ended December 31, 2011. The non-cash asset impairment charge was related to vacant land owned by Arlon in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Kasco

Page | 19

For the year ended December 31, 2012, Kasco segment net sales increased by $1.9 million, or 3.6%, to $54.1 million, as compared to $52.3 million in 2011. The sales improvement was principally from its route business in the United States.

Kasco segment operating income was flat for the year ended December 31, 2012, as compared with 2011. Improvements in gross margin resulted from increased route business, in addition to lower manufacturing costs from the production facility in Mexico, were offset by higher SG&A from higher commissions on route sales and additional selling headcount.

Comparison of the Years Ended December 31, 2011 and 2010

The Company's consolidated operating results for the years ended December 31, 2011 and 2010 are summarized in the following table:

	Year Ended
	December 31,
(in thousands)	2011	2010
Net sales	$634,964	$540,471
Gross profit	162,193	141,695
Gross profit margin	25.5%	26.2%
Selling, general and administrative expenses	109,389	98,869
Pension expense	6,357	4,349
Asset impairment charge	700	1,643
Operating income	45,747	36,834
Other:
Interest expense	16,268	26,310
Realized and unrealized (gain) loss on derivatives	(418)	5,983
Other expense	1,513	180
Income from continuing operations before tax	28,384	4,361
Tax (benefit) provision	(106,060)	3,086
Income from continuing operations, net of tax	$134,444	$1,275

Net Sales

Net sales for the year ended December 31, 2011 increased by $94.5 million, or 17.5%, to $635.0 million, as compared to $540.5 million for the year ended December 31, 2010. The higher sales volume from all of the Company's segments was driven by both higher demand for our products and the impact of higher silver prices, which accounted for $46.3 million of the increase in net sales.

Gross Profit

Gross profit for the year ended December 31, 2011 increased to $162.2 million, as compared to $141.7 million in 2010. Gross profit margin for the year ended December 31, 2011 decreased to 25.5%, as compared to 26.2% in 2010. The lower gross profit margin was primarily due to higher silver costs in the Joining Materials segment. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, higher silver prices generally result in a reduction in the Joining Materials segment's gross profit margin.

Selling, General and Administrative Expenses

SG&A was $10.5 million higher for the year ended December 31, 2011, as compared to 2010, reflecting higher variable selling costs and non-cash restricted stock expense of $3.1 million. SG&A as a percentage of net sales was 17.2% for the year ended December 31, 2011, as compared to 18.3% in 2010.

Restructuring expenses of $0.5 million were recorded in 2010 related to a restructuring project in the Kasco segment. The restructuring costs incurred were primarily for severance and moving costs. Also in 2010, the Company recorded a gain of $1.3 million from insurance proceeds related to a loss from a fire that occurred at its Indiana Tube Mexico location.

Pension Expense

Page | 20

A non-cash pension expense of $6.4 million was recorded in 2011, compared to $4.3 million of non-cash pension expense in 2010. The non-cash pension expense in both periods primarily represents actuarial loss amortization. Such actuarial loss occurred principally because investment return on the assets of the WHX Pension Plan was significantly less than the assumed return rates of 8.0% and 8.5% in 2011 and 2010, respectively. The increase in the pension expense reflects a higher amount of actuarial loss amortization in 2011, as compared to 2010.

Asset Impairment Charge

A non-cash asset impairment charge of $0.7 million was recorded for the year ended December 31, 2011. The non-cash asset impairment charge was related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico. In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta and recorded an asset impairment charge of $1.6 million. The impairment represented the difference between the assets' book value and fair market value as a result of a decline in the real estate market in the area where the properties are located.

Interest Expense

Interest expense was $16.3 million for the year ended December 31, 2011, as compared to $26.3 million in 2010. The decrease of $10.0 million was primarily due to lower interest rates as a result of the Company's debt refinancing during the fourth quarter of 2010.

Realized and Unrealized Gain (Loss) on Derivatives

Realized and unrealized gains on derivatives were $0.4 million in 2011 compared to a $6.0 million loss in 2010. H&H utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. In 2011, H&H recorded a loss of $1.2 million on these precious metal contracts, as compared to a loss of $5.6 million in 2010. The lower loss in 2011 was primarily driven by a reduction in the amount of ounces under contract in 2011, as compared to 2010. While decreasing the use of hedging contracts with brokers, the Company has entered into more fixed-price sales agreements with its customers; thereby hedging silver prices in that manner. In addition, the Company's Subordinated Notes have embedded call premiums and warrants associated with them. The Company has treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount is being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative liability is marked to market at each balance sheet date. The market price of HNH's stock is a significant factor that influences the valuation of the derivative liability. For the year ended December 31, 2011, the Company recorded an unrealized gain of $1.7 million, as compared to an unrealized loss of $0.4 million for the approximate four month period that the Subordinated Notes were outstanding in 2010.

Income Taxes

In the fourth quarter of 2011, the Company changed its judgment about the realizability of certain of its deferred income tax assets. The Company considered factors such as future operating income of its subsidiaries, the amount and mix of expected future taxable income, and available carryforward periods. As a result, the Company estimated that it is more likely than not that it will be able to realize the benefit of certain deferred income tax assets. Accordingly, in the fourth quarter of 2011, the Company recorded a net tax benefit as a result of the non-cash reversal of a significant portion of its deferred income tax valuation allowance, which was the principal reason for recording an income tax benefit of $106.1 million for the year ended December 31, 2011. For the year ended December 31, 2010, a tax expense of $3.1 million from continuing operations was recorded, principally for state and foreign income taxes.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2011 and 2010:

Page | 21

Income Statement Data:	Year Ended
(in thousands)	December 31,
	2011	2010	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$190,607	$128,360	$62,247	48.5%
Tubing	97,295	94,558	2,737	2.9%
Engineered Materials	213,529	193,334	20,195	10.4%
Arlon	81,282	75,398	5,884	7.8%
Kasco	52,251	48,821	3,430	7%
Total net sales	$634,964	$540,471	$94,493	17.5%
Segment operating income:
Joining Materials	$24,747	$14,455	$10,292	71.2%
Tubing	13,371	13,361	10	0.1%
Engineered Materials	20,680	17,495	3,185	18.2%
Arlon	8,348	8,808	(460)	(5.2)%
Kasco	4,227	1,349	2,878	213.3%
Total segment operating income	$71,373	$55,468	$15,905	28.7%

a) The results for the Joining Materials segment for 2011 and 2010 include gains of $1.9 million and $0.2 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

b) Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.

c) Segment operating income for the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write-down certain unused land located in Rancho Cucamonga, California to fair value.

d) Segment operating income for the Kasco segment for 2010 includes $0.5 million of costs related to restructuring activities and a $1.6 million asset impairment charge associated with certain real property located in Atlanta, Georgia.

Joining Materials

The Joining Materials segment net sales increased by $62.2 million, or 48.5%, to $190.6 million for the year ended December 31, 2011, as compared to $128.4 million in 2010. The increased sales were primarily driven by higher volume in all of its served markets, particularly sales to the commercial construction and electrical markets in 2011, as compared to 2010. Higher net sales were also driven by the impact of a 75.6% increase in the average market price of silver in 2011 ($35.40 per troy oz.), as compared to 2010 ($20.16 per troy oz). The increase in silver prices accounted for $46.3 million in higher net sales.

Segment operating income increased by $10.3 million, from $14.5 million in 2010 to $24.7 million in 2011. The increase was primarily driven by higher sales resulting from increased silver prices and more units sold. The Joining Materials segment gross profit margin was 1.3% lower for the year ended December 31, 2011, as compared to 2010, primarily due to significantly higher silver prices, which were partially offset by the favorable effect of the increased volume on manufacturing overhead absorption. Since the Company's Joining Materials inventory is hedged and the cost of silver is passed through to customers principally at market, higher silver prices generally result in a reduction in the Joining Materials segment's gross profit margin.

Tubing

The Tubing segment net sales increased by $2.7 million, or 2.9%, to $97.3 million for the year ended December 31, 2011, as compared to $94.6 million in 2011. Higher sales of large coil tubes driven by the petrochemical and ship building markets serviced by the Stainless Steel Tubing Group and higher sales from the medical industry markets were partially offset by weakness from the refrigeration market serviced by the Specialty Tubing Group.

Segment operating income was $13.4 million for the year ended December 31, 2011, flat compared to 2010. The Stainless Steel Tubing Group's operating income increased $3.3 million in 2011 from higher sales and more profitable product mix, offset by lower operating income of $3.3 million from the Specialty Tubing Group. Gross profit margin for the year ended December 31, 2011 improved 0.5%, driven by more profitable product mix, favorable manufacturing overhead absorption and improved

Page | 22

efficiency. The Specialty Tubing Group recorded certain non-recurring charges totaling approximately $1.2 million in the year ended December 31, 2011 and a $1.3 million gain on proceeds from a fire claim settlement for the year period ended December 31, 2010.

Engineered Materials

The Engineered Materials segment net sales for the year ended December 31, 2011 increased by $20.2 million, or 10.4%, to $213.5 million, as compared to $193.3 million during in 2010. The incremental sales were driven by higher volume of commercial roofing products and branded fasteners.

Segment operating income increased by $3.2 million to $20.7 million for the year ended December 31, 2011, as compared to $17.5 million in 2010. The increase in operating income was principally the result of the higher sales volume. Gross profit margin for the year ended December 31, 2011 was relatively flat compared to 2010.

Arlon

Arlon segment net sales increased by $5.9 million, or 7.8%, to $81.3 million, for the year ended December 31, 2011, as compared to $75.4 million in 2010. The sales increase was primarily due to increased sales of printed circuit board materials related to the telecommunications infrastructure in China, as well as increased sales of flex heater and coil insulation products for the general industrial market.

Segment operating income was $8.3 million for the year ended December 31, 2011, as compared to $8.8 million in the prior year. Slightly lower operating income compared to 2010 was primarily driven by lower gross profit margin. Arlon's gross profit margin was 1.5% lower for the year ended December 31, 2011, as compared to 2010, primarily due to capacity constraints at its China manufacturing facility. In order to satisfy customer demand while increasing its manufacturing capacity in China, Arlon increased production in the U.S. at lower margins. In addition, the Arlon segment recorded a non-cash asset impairment charge of $0.7 million during the first quarter of 2011 related to certain unused land it owns in Rancho Cucamonga, California.

Kasco

Kasco segment net sales increased by $3.4 million, or 7.0%, for the year ended December 31, 2011, from $48.8 million for the year ended December 31, 2010 to $52.3 million during 2011. The sales improvement was primarily from its route business in the United States.

Segment operating income increased by $2.9 million to $4.2 million for the year ended December 31, 2011, as compared to $1.3 million in 2010. Gross profit margin improved 1.2% during 2011, as compared to 2010, primarily due to cost savings generated by relocating production from Atlanta, Georgia to Mexico. In connection with this restructuring project, costs of $0.5 million were incurred in the year ended December 31, 2010, principally for employee compensation and moving costs. Also as a result of the restructuring plan, the Company performed a valuation of its land, building and houses located in Atlanta and recorded an asset impairment charge of $1.6 million in the second quarter of 2010. The impairment represented the difference between the assets' book value and fair market value as a result of a decline in the real estate market in the area where the properties are located.

Discussion of Consolidated Cash Flows

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, $58.4 million was provided by operating activities, $37.9 million was used in investing activities and $12.2 million was used in financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the years ended December 31, 2012 and 2011:

Page | 23

	Year ended
	December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$26,481	$138,775
Adjustments to reconcile net income to net cash provided by
operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	14,538	15,351
Non-cash stock-based compensation	4,476	3,146
Asset impairment charge	—	700
Accrued interest not paid in cash	1,333	2,358
Non-cash pension expense	3,313	6,357
Non-cash gain from derivatives	(2,389)	(1,465)
Deferred income taxes	11,014	(105,669)
Other	3,684	3,436
Net income after non-cash items	62,450	62,989
Discontinued operations	261	(7,808)
Pension payments	(16,180)	(15,328)
Change in operating assets and liabilities:
Trade and other receivables	11,738	(9,351)
Precious metal inventory	(1,013)	1,011
Inventory other than precious metals	1,641	(1,708)
Other current assets	746	(501)
Other current liabilities	(552)	(5,424)
Total working capital effect	12,560	(15,973)
Other items, net	(652)	(2,326)
Net cash provided by operating activities	$58,439	$21,554

Operating Activities

The Company reported net income of $26.5 million for the year ended December 31, 2012, which included $36.0 million of non-cash items, including depreciation and amortization of $14.5 million, non-cash stock-based compensation of $4.5 million and non-cash pension expense of $3.3 million. Other non-cash items included a deferred income tax change of $11.0 million, accrued interest not paid in cash of $1.3 million and $2.7 million amortization of deferred debt issuance costs, which were partially offset by unrealized gains on derivatives of $2.4 million. Working capital provided $12.6 million of cash during the year ended December 31, 2012, and the Company made pension payments of $16.2 million. As a result, net cash provided by operations was $58.4 million for the year ended December 31, 2012.

The Company reported net income of $138.8 million for the year ended December 31, 2011, which included a non-cash benefit from the reversal of its deferred income tax asset valuation allowance, resulting in a net income tax benefit of $106.1 million. Also, net income included $29.9 million of other non-cash items, including depreciation and amortization of $15.4 million, non-cash stock-based compensation of $3.1 million, non-cash pension expense of $6.4 million, accrued interest not paid in cash of $2.4 million and an asset impairment charge of $0.7 million, partially offset by unrealized gains on derivatives of $1.5 million. Other non-cash items included a $1.0 million reclassification of net cash settlements on precious metal contracts to investing activities and $2.6 million amortization of deferred debt issuance costs. Working capital used $16.0 million of cash during the year ended December 31, 2011, and the Company made pension payments of $15.3 million. In addition, discontinued operations reflect a use of $7.8 million in 2011 ($1.8 million in operations, plus $6.0 million relating to the gain on sales of assets). As a result, net cash provided by operations was $21.6 million for the year ended December 31, 2011.

Page | 24

Operating cash flow for the year ended December 31, 2012 was $36.9 million higher compared to 2011. The increase in cash flow from operations was principally attributable to net working capital declines during the year ended December 31, 2012 and higher operating income, which increased $6.3 million compared to 2011. Accounts receivable provided $11.7 million in 2012, as compared to a use of $9.4 million in 2011, principally due to lower silver prices in 2012, compared with rising prices in 2011. Inventory provided $0.6 million during in 2012, as compared to a cash use of $0.7 million in 2011, driven by improvements in inventory management. Other current liabilities used $5.1 million more cash during the year of 2011, as compared to 2012, primarily due to 2011 management award payments discussed below.

Investing Activities

Investing activities used $37.9 million for the year ended December 31, 2012 and used $14.3 million in 2011. During the fourth quarter of 2012, the Company acquired Inmet and substantially all of the assets of Hickman for $4.0 million and $8.4 million, respectively, net of cash acquired. The 2011 balance included proceeds from the sale of discontinued operations of $26.5 million. In 2011, the Company also acquired the net assets of a business that develops and manufactures hidden fastening systems for deck construction for $8.5 million. Capital spending in 2012 was $20.9 million, as compared to $12.7 million in 2011. Capital spending in 2012 includes the purchase of a new building in the Engineered Materials segment and a facility expansion project in the Tubing segment. During 2012 and 2011, the Company invested $6.3 million and $18.0 million, respectively, including brokerage commissions, in the common stock of a public company, bringing its total investment at cost to $24.3 million.

Financing Activities

For the year ended December 31, 2012, the Company's financing activities used $12.2 million of cash. This included net borrowings of $25.5 million on its domestic term loans, net repayments of $23.8 million on its revolving credit facilities and $10.8 million for the repurchase of Subordinated Notes during the year ended December 31, 2012, which were partially offset by additional foreign term loans of $1.5 million.

Financing activities used $9.2 million of cash for the year ended December 31, 2011. The Company borrowed an additional $50.0 million of Second Lien Term Loans during the third quarter of 2011 and decreased its borrowings under its revolving credit facility by a net amount of $18.8 million during the year. The Company paid down $4.5 million on its domestic term loans and repurchased $35.1 million of Subordinated Notes.

Comparison of the Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, $21.6 million was provided by operating activities, $14.3 million was used in investing activities and $9.2 million was used in financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the years ended December 31, 2011 and 2010:

Page | 25

	Year Ended
	December 31,
(in thousands)	2011	2010
Cash flows from operating activities:
Net income	$138,775	$5,090
Adjustments to reconcile net income to net cash provided by
operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	15,351	15,871
Non-cash stock-based compensation	3,146	221
Asset impairment charge	700	1,643
Accrued interest not paid in cash	2,358	11,045
Non-cash pension expense	6,357	4,349
Non-cash (gain) loss from derivatives	(1,465)	(14)
Deferred income taxes	(105,669)	(392)
Other	3,436	8,445
Net income after non-cash items	62,989	46,258
Discontinued operations	(7,808)	5,242
Pension payments	(15,328)	(9,745)
Change in operating assets and liabilities:
Trade and other receivables	(9,351)	(8,139)
Precious metal inventory	1,011	(608)
Inventory other than precious metals	(1,708)	(3,086)
Other current assets	(501)	(1,379)
Other current liabilities	(5,424)	15,841
Total working capital effect	(15,973)	2,629
Other items, net	(2,326)	414
Net cash provided by operating activities	$21,554	$44,798

Operating Activities

The Company reported net income of $138.8 million for the year ended December 31, 2011, which included a non-cash benefit from the reversal of its deferred income tax asset valuation allowance, resulting in a net income tax benefit of $106.1 million. Also, net income included $29.9 million of other non-cash items, including depreciation and amortization of $15.4 million, non-cash stock-based compensation of $3.1 million, non-cash pension expense of $6.4 million, accrued interest not paid in cash of $2.4 million and an asset impairment charge of $0.7 million, partially offset by unrealized gains on derivatives of $1.5 million. Other non-cash items included a $1.0 million reclassification of net cash settlements on precious metal contracts to investing activities and $2.6 million amortization of deferred debt issuance costs. Working capital used $16.0 million of cash during the year ended December 31, 2011, and the Company made pension payments of $15.3 million. In addition, discontinued operations reflect a use of $7.8 million in 2011 ($1.8 million in operations, plus $6.0 million relating to the gain on sales of assets). As a result, net cash provided by operations was $21.6 million for the year ended December 31, 2011.

The Company reported net income of $5.1 million for 2010, which included $41.2 million of non-cash items. Working capital provided $2.6 million of cash during 2010. In addition, discontinued operations reflect $5.2 million of cash provided during 2010, net of a non-cash asset impairment charge of $1.3 million. These inflows were partially offset by net cash used for required pension plan payments totaling $9.7 million. As a result, net cash provided by operations was $44.8 million for the year ended December 31, 2010.

Net cash from operating activities for 2011 was $23.2 million lower compared to 2010. The decline in net cash provided by operating activities was principally attributable to a higher use of working capital in 2011, which was partially offset by higher operating income. Accounts receivable and inventory used comparable amounts of cash in both 2011 and 2010, while other current liabilities used $5.5 million in 2011, as compared to providing $15.8 million in 2010. This $21.4 million increase in cash used for other current liabilities in 2011 consisted principally of the following: a) accounts payable and accrued expenses used $8.9 million

Page | 26

more cash in 2011 than in 2010, primarily due to the higher level of sales activity in 2011 and b) management incentive awards used $8.6 million more cash in 2011 for awards earned in 2010, as compared to less significant management incentive awards earned in 2009 and paid in 2010. The Company's contributions to the WHX Pension Plan in 2011 were $5.5 million higher than 2010.

Investing Activities

Investing activities used $14.3 million for the year ended December 31, 2011 and used $14.4 million in 2010. Discontinued operations provided $26.5 million in 2011, principally as a result of the two asset sales by the Company's Arlon segment. Capital spending in 2011 was $12.7 million, as compared to $10.4 million in 2010. The Company acquired the net assets of a business that develops and manufactures hidden fastening systems for deck construction for $8.5 million in 2011. The Company paid $1.0 million related to its settlements of precious metal derivative contracts during the year ended December 31, 2011, as compared to $5.6 million during 2010. In 2011, the Company invested approximately $18.0 million, including brokerage commissions, in common stock of a public company.

Financing Activities

Financing activities used $9.2 million of cash for the year ended December 31, 2011. The Company borrowed an additional $50.0 million of Second Lien Term Loans during the third quarter of 2011 and decreased its borrowings under its revolving credit facility by a net amount of $18.8 million during the year. The Company paid down $4.5 million on its domestic term loans and repurchased $35.1 million of Subordinated Notes.

Financing activities used $30.3 million of cash during 2010. As a result of the Company's debt refinancing and its scheduled debt repayments, the Company reduced its term loans by paying down $51.9 million (including foreign and discontinued operations) and increased its revolving credit facilities by $25.5 million, including the change in overdrafts.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of December 31, 2012, the Company's current assets totaled $188.7 million, its current liabilities totaled $82.1 million and its working capital was $106.5 million, as compared to working capital of $81.7 million as of December 31, 2011. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $13.4 million, $19.2 million, $20.4 million, $17.4 million, $16.9 million and $49.0 million in 2013, 2014, 2015, 2016, 2017 and thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditure, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. In January 2013, we divested substantially all of the assets and existing operations of our Continental Industries business unit for a cash sales price totaling approximately $37.5 million less transaction fees, subject to a final working capital adjustment, with proceeds of $3.7 million currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement.

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

Page | 27

not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2012 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$157,666	$8,943	$41,381	$107,342	$—
Estimated interest expense (a)	$32,341	$7,374	$13,958	$11,009	$—
Minimum pension contributions (b)	$138,400	$13,600	$40,200	$34,900	$49,700
Lease commitments	$15,878	$4,233	$4,820	$2,829	$3,996

a) Estimated interest expense does not include non-cash amortization of debt issuance costs and debt discounts, which are included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2012. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

b) Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination.

In connection with its acquisition of substantially all of the assets of Hickman in December 2012, H&H agreed it would pay additional contingent consideration under the Asset Purchase Agreement if the combined net sales of certain identified products exceed the parameters set forth in the Asset Purchase Agreement in 2013 and 2014. The additional consideration would be equal to 20% of 2014 net sales in excess of the specified parameters. In no event shall the additional contingent consideration exceed $1.5 million.

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. It could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. The Company has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which it has disposed of hazardous substances. As of December 31, 2012, the Company established a reserve totaling $6.3 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, the Company expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards. Compliance with such requirements may make it necessary for the Company to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to it.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements, such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool"

Page | 28

basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of consigned precious metal is not included in the Company's consolidated balance sheet. As of December 31, 2012, H&H's customer metal consisted of 208,433 ounces of silver, 541 ounces of gold and 1,399 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2012 was $30.20, $1,675.40, and $702.85, respectively.

Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

U.S. GAAP requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the Company's consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a discussion of the critical accounting policies and methods used by the Company.

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. At December 31, 2012, the Company had recorded goodwill totaling $59.8 million. Goodwill is reviewed annually for impairment in accordance with U.S. GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit. Six reporting units of the Company have goodwill assigned to them.

Goodwill impairment testing consists of a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill. In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value, which includes a control premium.

To estimate the fair value of its reporting units, the Company considered an income approach and a market approach. The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. The forecasted cash flows are based on current plans and for years beyond that plan, and the estimates reflect assumed growth rates. The Company believes the assumptions are consistent with the plans and estimates used to manage the underlying businesses. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital ("WACC") of a market participant. Such estimates are derived from its analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. The Company believes the assumptions used to determine the fair value of its respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result, and there could be the potential that an impairment charge would result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

Page | 29

A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued. The use of multiple approaches (income and market approaches) is considered preferable to a single method. In the Company's case, more weight is given to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and suitable comparable public companies are generally not available to be used under the market approach. The income approach closely parallels investors' consideration of the future benefits derived from ownership of an asset.

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews the assets for impairment if events, or changes in circumstances, indicate that it may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated income statement.

Pension and Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension plans and other post-retirement benefit plans. The Company recorded pension expense of $3.3 million for the year ended December 31, 2012, and, at December 31, 2012, the Company had recorded pension liabilities totaling $217.1 million. Pension benefits are generally based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for all participants.

The Company's pension and post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected long-term rates of return on plan assets. Material changes in the Company's pension and post-retirement benefit costs may occur in the future due to changes in these assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors.

The Company determines its actuarial assumptions for its pension and post-retirement plans on December 31 of each year to calculate liability information as of that date and pension and post-retirement expense for the following year. The discount rate assumption is derived from the rate of return on high quality bonds as of December 31 of each year.

The WHX Pension Plan's assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities, insurance contracts and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liability in the consolidated balance sheet. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available.

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the Company's pension plans is summarized as follows:

Page | 30

Assumptions	Income Statement Impact (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate:
+1% increase	$0.7	$(51.0)
-1% decrease	$(1.4)	$56.1

Expected return on assets:
+1% increase	$(3.2)	N/A
-1% decrease	$3.2	N/A

(1) Estimated impact on 2013 annual net periodic benefit costs.
(2) Estimated impact on December 31, 2012 pension liability.

Income Taxes

The Company recorded a tax provision of $13.9 million for the year ended December 31, 2012, and current and non-current deferred income tax assets, after valuation allowances, totaling $24.4 million and $136.4 million, respectively, at December 31, 2012. As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it conducts business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred income tax assets and liabilities, which are included in the consolidated balance sheet. The Company must assess the likelihood that deferred income tax assets will be realized. A valuation allowance is recognized to reduce deferred income tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which it does business, which is susceptible to change and may or may not occur, as well as on the estimated timing of the reversal of temporary differences, which give rise to its deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that the Company may be able to implement, changes to the valuation allowance could impact its financial position and results of operations.

The Company recognizes an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority that has full knowledge of all relevant information, based on the technical merits of the position. The income tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon settlement with a taxing authority. The determination of an uncertain tax position and the likelihood of it being realized requires critical judgment and estimates. The Company carefully assesses each of the uncertain tax positions in order to determine the tax benefit that can be recognized in the consolidated financial statements. Its records and/or discloses such potential tax liabilities, as appropriate, and reasonably estimates its income tax liabilities and recoverable tax assets. If new information becomes available, adjustments will be charged against income at that time. The Company does not anticipate that such adjustments would have a material adverse effect on its consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on its reported results of operations.

Environmental Remediation

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, which is a critical accounting estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At December 31, 2012, total accruals for environmental remediation were $6.3 million. This reserve may not be adequate to cover the ultimate costs

Page | 31

of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs, unfavorably impacting the Company's financial position and results of operations.

Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income - In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present comprehensive income in either a continuous statement of income and other comprehensive income or two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentational changes only.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our significant market risks are primarily associated with commodity prices, interest rates, equity prices and foreign currency exchange rates. In the normal course of business, we manage these risks through a variety of strategies. We enter into derivative instruments to hedge certain commodity price and interest rate risks. We do not engage in commodity, interest rate, investment or currency speculation, and no derivatives are held for trading purposes. No credit loss is anticipated on our derivative agreements as the counterparties are major financial institutions that are highly rated.

HNH's quantitative and qualitative disclosures about market risk include forward-looking statements with respect to management's opinion about the risk associated with the Company's financial instruments. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Prices:

In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, its precious metal inventories. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.

HNH enters into commodity futures and forward contracts in order to economically hedge the portion of its precious metal inventory that is not subject to fixed price contracts with customers against price fluctuations. Future and forward contracts to buy or sell precious metals are the derivatives used for this objective. As these derivatives are not designated as accounting hedges under ASC Subtopic 815-10, Derivatives and Hedging, they are accounted for as derivatives with no hedge designation. These derivatives are marked to market, and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (loss). The unrealized gain or loss on the derivatives is included in other current assets or accrued liabilities. As of December 31, 2012, HNH had entered into forward and future contracts, with settlement dates ranging from January 2013 to March 2013, for gold with a total value of $0.4 million and for silver with a total value of $1.5 million.

Certain customers and suppliers of HNH's subsidiary, H&H, choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's consolidated balance sheet. As of December 31, 2012, H&H's customer metal consisted of 208,433 ounces of silver, 541 ounces of gold and 1,399 ounces of palladium.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

Page | 32

At HNH, the fair value of cash and cash equivalents, receivables, short-term borrowings and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.

At December 31, 2012, HNH's portfolio of debt was comprised of variable rate and fixed rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $0.7 million on an annual basis based on total debt outstanding at December 31, 2012. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity. HNH is subject to interest rate risk on its long-term fixed interest rate debt. Generally, the fair market value of debt securities with a fixed interest rate will increase as interest rates fall, and the fair market value will decrease as interest rates rise.

To manage our interest rate risk exposure and fulfill a requirement of H&H Group's Senior Credit Facility, we entered into an interest rate swap in February 2013 to reduce our exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56.4 million notional amount of debt, with the notional amount decreasing by $1.1 million, $1.8 million and $2.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

A reduction in long-term interest rates could materially increase HNH's cash funding obligations to the WHX Pension Plan.

Investments:

The Company holds an investment in the common stock of a single public company, which is classified as an available-for-sale security and consequently is recorded on the balance sheet at fair value with unrealized gains and losses reflected in equity. The Company evaluates this investment for impairment on a quarterly basis. At December 31, 2012, the cost basis of this investment was $24.3 million and the fair value was $17.2 million. There have been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, have been recognized.

Foreign Currency Exchange Rates:

HNH manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Most of its operating costs for its non-U.S. operations are denominated in local currencies. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. The Company has not generally used derivative instruments to manage these specific risks. During the years ended December 31, 2012, 2011 and 2010, the Company incurred losses from foreign currency fluctuations totaling $0.6 million, $0.2 million and $0.2 million, respectively.

Page | 33

Item 8.	Financial Statements and Supplementary Data

Page | 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Handy & Harman Ltd.

We have audited the accompanying consolidated balance sheets of Handy & Harman Ltd. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York
February 28, 2013

Page | 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Handy & Harman Ltd.

We have audited the internal control over financial reporting of Handy & Harman Ltd. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York
February 28, 2013

Page | 36

HANDY & HARMAN LTD.
Consolidated Balance Sheets

	December 31,	December 31,
(Dollars and shares in thousands)	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$15,301	$6,841
Trade and other receivables - net of allowance for doubtful accounts of $2,264 and $2,286, respectively	70,271	78,173
Inventories, net	51,862	48,592
Deferred income tax assets - current	24,373	19,693
Prepaid and other current assets	9,390	12,245
Assets of discontinued operations	17,479	16,603
Total current assets	188,676	182,147
Property, plant and equipment at cost, less accumulated depreciation	86,899	74,227
Goodwill	59,783	56,511
Other intangibles, net	33,218	34,077
Investments in marketable securities	17,229	25,856
Deferred income tax assets	112,568	107,685
Other non-current assets	13,988	12,687
Total assets	$512,361	$493,190
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$34,570	$33,438
Accrued liabilities	26,426	27,406
Accrued environmental liabilities	6,346	6,524
Accrued interest - related party	634	609
Short-term debt	778	24,168
Current portion of long-term debt	8,943	4,452
Deferred income tax liabilities - current	1,022	736
Liabilities of discontinued operations	3,429	3,092
Total current liabilities	82,148	100,425
Long-term debt	128,807	114,616
Long-term debt - related party	19,916	20,045
Accrued pension liability	217,141	186,211
Other post-retirement benefit obligations	5,452	5,299
Other liabilities	6,969	7,596
Total liabilities	460,433	434,192
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 13,140 and 12,646 shares, respectively	131	127
Accumulated other comprehensive loss	(226,168)	(188,389)
Additional paid-in capital	559,970	555,746
Accumulated deficit	(282,005)	(308,486)
Total stockholders' equity	51,928	58,998
Liabilities and stockholders' equity	$512,361	$493,190

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 37

HANDY & HARMAN LTD.
Consolidated Income Statements

	Year Ended December 31,
(in thousands except per share)	2012	2011	2010

Net sales	$629,396	$634,964	$540,471
Cost of goods sold	453,463	472,771	398,776
Gross profit	175,933	162,193	141,695
Selling, general and administrative expenses	120,604	109,389	98,869
Pension expense	3,313	6,357	4,349
Asset impairment charge	—	700	1,643
Operating income	52,016	45,747	36,834
Other:
Interest expense	16,719	16,268	26,310
Realized and unrealized (gain) loss on derivatives	(2,582)	(418)	5,983
Other expense	530	1,513	180
Income from continuing operations before tax	37,349	28,384	4,361
Tax provision (benefit)	13,879	(106,060)	3,086
Income from continuing operations, net of tax	23,470	134,444	1,275
Discontinued operations:
Income from discontinued operations, net of tax	2,990	1,650	3,725
Gain on disposal of assets, net of tax	21	2,681	90
Net income from discontinued operations	3,011	4,331	3,815
Net income	$26,481	$138,775	$5,090
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$1.80	$10.71	$0.11
Discontinued operations, net of tax, per share	0.23	0.34	0.31
Net income per share	$2.03	$11.05	$0.42
Weighted average number of common shares outstanding	13,032	12,555	12,179

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 38

HANDY & HARMAN LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income	$26,481	$138,775	$5,090

Other comprehensive (loss) income, net of tax:
Changes in pension liability and post-retirement benefit obligations	(43,702)	(82,805)	(16,649)
Tax effect of changes in pension liability and post-retirement benefit obligations	14,455	27,211	—
Change in market value of securities	(14,948)	7,835	—
Tax effect of change in market value of securities	6,054	(3,014)	—
Foreign currency translation adjustments	362	(1,751)	(814)
Other comprehensive loss	(37,779)	(52,524)	(17,463)

Comprehensive (loss) income	$(11,298)	$86,251	$(12,373)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 39

Handy & Harman LTD.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Loss	Capital	Deficit	Deficit
Balance, January 1, 2010	12,179	$122	$(118,402)	$552,834	$(452,351)	$(17,797)
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	(16,649)	—	—	(16,649)
Foreign currency translation adjustments	—	—	(814)	—	—	(814)
Amortization of stock options	—	—	—	10	—	10
Net income	—	—	—	—	5,090	5,090
Balance, December 31, 2010	12,179	122	(135,865)	552,844	(447,261)	(30,160)
Amortization, issuance and forfeitures of restricted stock grants	467	5	—	2,902	—	2,907
Unrealized gain on available-for-sale investments, net of tax	—	—	4,821	—	—	4,821
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	(55,594)	—	—	(55,594)
Foreign currency translation adjustments	—	—	(1,751)	—	—	(1,751)
Net income	—	—	—	—	138,775	138,775
Balance, December 31, 2011	12,646	127	(188,389)	555,746	(308,486)	58,998
Amortization, issuance and forfeitures of restricted stock grants	494	4	—	4,224		4,228
Unrealized loss on available-for-sale investments, net of tax	—	—	(8,894)	—	—	(8,894)
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	(29,247)	—	—	(29,247)
Foreign currency translation adjustments	—	—	362	—	—	362
Net income	—	—	—	—	26,481	26,481
Balance, December 31, 2012	13,140	$131	$(226,168)	$559,970	$(282,005)	$51,928

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 40

HANDY & HARMAN LTD.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from operating activities:
Net income	$26,481	$138,775	$5,090
Adjustments to reconcile net income to net cash provided by
operating activities, net of acquisitions:
Depreciation and amortization	14,538	15,351	15,871
Non-cash stock-based compensation	4,476	3,146	221
Amortization of debt issuance costs	2,654	2,628	1,606
Loss (gain) on early retirement of debt	1,368	(189)	1,210
Accrued interest not paid in cash	1,333	2,358	11,045
Deferred income taxes	11,014	(105,669)	(392)
(Gain) loss from asset dispositions	(145)	(50)	44
Asset impairment charge	—	700	1,643
Non-cash gain from derivatives	(2,389)	(1,465)	(14)
Reclassification of net cash settlements on precious metal contracts to investing activities	(193)	1,047	5,585
Net cash provided by (used in) operating activities of discontinued operations, including non-cash gain on sale of assets	261	(7,808)	5,242
Change in operating assets and liabilities:
Trade and other receivables	11,738	(9,351)	(8,139)
Inventories	628	(697)	(3,694)
Prepaid and other current assets	746	(501)	(1,379)
Other current liabilities	(13,419)	(14,395)	10,445
Other items, net	(652)	(2,326)	414
Net cash provided by operating activities	58,439	21,554	44,798
Cash flows from investing activities:
Additions to property, plant and equipment	(20,869)	(12,725)	(10,353)
Net cash settlements on precious metal contracts	193	(1,047)	(5,585)
Acquisitions	(12,434)	(8,508)	—
Proceeds from sales of assets	2,257	186	384
Investments in marketable securities	(6,321)	(18,021)	—
Proceeds from sale of discontinued operations	—	26,532	1,410
Net cash used in discontinued operations	(708)	(701)	(252)
Net cash used in investing activities	(37,882)	(14,284)	(14,396)

Page | 41

	Year Ended December 31,
(in thousands)	2012	2011	2010
Cash flows from financing activities:
Proceeds from term loans - domestic	116,838	50,000	46,000
Net revolver (repayments) borrowings	(23,849)	(18,785)	24,002
Net borrowings (repayments) on loans - foreign	1,547	(707)	(2,049)
Repayments of term loans	(91,374)	(4,452)	(89,690)
Repurchases of Subordinated Notes	(10,847)	(35,074)	(6,000)
Deferred finance charges	(2,743)	(1,469)	(3,842)
Net change in overdrafts	(1,365)	95	1,494
Net cash used to repay debt of discontinued operations	—	—	(135)
Other financing activities	(437)	1,200	(92)
Net cash used in financing activities	(12,230)	(9,192)	(30,312)
Net change for the year	8,327	(1,922)	90
Effect of exchange rate changes on cash and cash equivalents	133	1	(124)
Cash and cash equivalents at beginning of year	6,841	8,762	8,796
Cash and cash equivalents at end of year	$15,301	$6,841	$8,762

Cash paid during the year for:
Interest	$11,272	$11,159	$10,127
Taxes	$4,191	$4,344	$2,747
Non-cash financing activities:
Sale of property for mortgage note receivable	$842	$—	$630

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation ("Bairnco"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). The Joining Materials segment was formerly known as the Precious Metal segment. All references herein to "we," "our" or the "Company" refer to HNH, together with all of its subsidiaries.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of HNH and its subsidiaries. All material intercompany transactions and balances have been eliminated. Discontinued operating entities are reflected as discontinued operations in the Company's results of operations and statements of financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, intangibles, accrued expenses, income taxes, pensions and other post-retirement benefits, and contingencies and litigation. Estimates are based on historical experience, future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Discontinued Operations

The results of operations for businesses that have been disposed of or classified as held-for-sale are eliminated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's consolidated balance sheet. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. As of December 31, 2012 and 2011, the Company had cash held in foreign banks of $8.0 million and $4.6 million, respectively. The Company's credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is reduced given that cash balances in U.S. banks are generally utilized to pay down the Company's revolving credit loans (see Note 11 - "Debt"). At December 31, 2012, the Company held cash and cash equivalents which exceeded federally-insured limits by approximately $6.5 million.

Revenue Recognition

Revenues are recognized when title and risk of loss has passed to the customer. This condition is normally met when product has been shipped or the service performed. An allowance is provided for estimated returns and discounts based on experience. Cash received by the Company from customers prior to shipment of goods, or otherwise not yet earned, is recorded as deferred revenue. Rental revenues are derived from the rental of certain equipment to the food industry where customers prepay for the rental period, usually three to six month periods. For prepaid rental contracts, sales revenue is recognized on a straight-

Page | 43

line basis over the term of the contract. Service revenues consist of repair and maintenance work performed on equipment used at mass merchants, supermarkets and restaurants.

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of sales, when incurred. In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales. The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales on the consolidated income statement.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer's financial condition. The Company does not require that any collateral be provided by its customers. The Company has established an allowance for accounts that may become uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of potential credit losses. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company considers a number of factors in determining its estimates, including the length of time its trade receivables are past due, the Company's previous loss history and the customer's current ability to pay its obligation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written-off. The Company does not charge interest on past due receivables.

The Company believes that the credit risk with respect to trade accounts receivable is limited due to the Company's credit evaluation process, the allowance for doubtful accounts that has been established and the diversified nature of its customer base. There were no customers which accounted for more than 5% of consolidated net sales in 2012, 2011 or 2010. In 2012, 2011 and 2010, the 15 largest customers accounted for approximately 28%, 27% and 28% of consolidated net sales, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for precious metal inventories held in the United States. Non-precious metal inventories are stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. For precious metal inventories, no segregation among raw materials, work in process and finished products is practicable.

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and is adjusted accordingly. If actual market conditions are less favorable than those projected, write-downs may be required.

Derivatives and Risks

Precious Metal Risk

HNH enters into commodity futures and forward contracts in order to economically hedge the portion of its precious metal inventory that is not subject to fixed price contracts with customers against price fluctuations. Future and forward contracts to sell or buy precious metal are the derivatives used for this objective. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. These derivatives are marked to market, and both realized and unrealized gains and losses on these derivatives are recorded in current period earnings as other income (expense). The unrealized gain or loss (open trade equity) on the derivatives is included in other current assets or accrued liabilities, respectively.

Foreign Currency Exchange Rate Risk

H&H and Bairnco are subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. H&H and Bairnco have not generally used derivative instruments to manage this risk.

Property, Plant and Equipment

Page | 44

Property, plant and equipment is recorded at historical cost. Depreciation of property, plant and equipment is provided principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery and equipment 3 – 15 years and buildings and improvements 10 – 30 years. Interest cost is capitalized for qualifying assets during the asset's acquisition period. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Gain or loss on dispositions is credited or charged to operating income.

Goodwill, Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. Goodwill is reviewed annually for impairment in accordance with U.S. GAAP. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on actual goodwill valued in connection with each business combination consummated within each reporting unit. Six reporting units of the Company have goodwill assigned to them.

Goodwill impairment testing consists of a two-step process. Step 1 of the impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. The reporting unit fair value is based upon consideration of various valuation methodologies, including an income approach and market approach, as further described below. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied, fair value of the affected reporting unit's goodwill against the carrying value of that goodwill. In performing the first step of the impairment test, the Company also reconciles the aggregate estimated fair value of its reporting units to its enterprise value, which includes a control premium.

The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from our analysis of peer companies and considered the industry weighted-average return on debt and equity from a market participant perspective.

A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market, or the transaction price at which similar companies have been acquired.

Relative weights are then given to the results of each of these approaches, based on the facts and circumstances of the business being valued. The use of multiple approaches (income and market approaches) is considered preferable to a single method. In our case, more weight is given to the income approach because it generally provides a reliable estimate of value for an ongoing business which has a reliable forecast of operations, and suitable comparable public companies are generally not available to be used under the market approach.

Intangible assets with finite lives are amortized over their estimated useful lives. We also estimate the depreciable lives of property, plant and equipment, and review the assets for impairment if events, or changes in circumstances, indicate that we may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated income statement.

Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation

Page | 45

on the investee's Board of Directors, or additional shares held by affiliates, are considered in determining whether the equity method of accounting is appropriate.

Investments in equity securities that have readily determinable fair values that are classified as available-for-sale are measured at fair value on the consolidated balance sheet. Unrealized holding gains and losses on available-for-sale securities (including those classified as current assets) are excluded from earnings and reported in other comprehensive income (loss) until realized. Dividend and interest income, if any, are included in earnings. The Company uses the specific identification method to determine the cost of a security sold and the amount of realized gain or loss associated with any sales. The Company assesses whether an available-for-sale investment is impaired in each quarterly reporting period. If it is determined that an impairment is other than temporary, then an impairment loss is recognized in earnings equal to the difference between the investment's cost and its fair value at the balance sheet date of the reporting period for which the assessment is made. The measurement of an impairment does not include partial recoveries after the balance sheet date if they occur.

Stock-Based Compensation

The Company accounts for stock options and restricted stock granted to employees, directors and service providers as compensation expense, which is recognized in exchange for the services received. The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients.

Income Taxes

Income taxes currently payable or tax refunds receivable are recorded on a net basis and included in accrued liabilities on the consolidated balance sheet. Deferred income taxes reflect the tax effect of net operating loss carryforwards ("NOLs"), capital loss or tax credit carryforwards and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred income tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares of common stock outstanding during each year. Diluted earnings per share gives effect to dilutive potential common shares outstanding during the period.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses on the consolidated income statement. Advertising, promotion and trade show costs totaled approximately $2.4 million in 2012, $2.2 million in 2011 and $2.0 million in 2010.

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

Page | 46

Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Reclassifications

Certain amounts for prior years have been reclassified to conform to the current year presentation. In particular, the assets, liabilities and income or loss of discontinued operations (see Note 5 - "Discontinued Operations") have been reclassified into separate lines on the consolidated financial statements to segregate them from continuing operations.

Note 3 – Recently Adopted Accounting Pronouncements

Presentation of Comprehensive Income - In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present comprehensive income in either a continuous statement of income and other comprehensive income or two separate but consecutive statements. The Company adopted this guidance in the first quarter of 2012, which resulted in presentational changes only.

Note 4 – Acquisitions

2012 Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4.0 million, net of cash acquired. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables totaling $3.1 million; property, plant and equipment of $2.2 million; as well as assumed debt of $1.6 million. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and net loss of the acquired business included in the consolidated income statement for the period from acquisition through December 31, 2012 was approximately $1.7 million and $0.1 million, respectively, including $1.2 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The initial purchase price was $8.4 million, paid in cash, and is subject to a final working capital adjustment. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.7 million, $1.2 million and $1.5 million, respectively, on a preliminary basis. This acquisition provides H&H with an add on product category to its existing roofing business. The results of operations of the acquired business will be reported as a product line within the Company's Engineered Materials segment. In connection with the Hickman acquisition, the Company has recorded goodwill totaling approximately $$3.3 million on a preliminary basis. The preliminary purchase price allocation is subject to a final working capital adjustment and finalization of third party valuations of certain acquired assets and liabilities.

There is additional contingent consideration that could be due from the Company under the Hickman asset purchase agreement if the combined net sales of certain identified products exceed the parameters set forth in the asset purchase agreement in 2013 and 2014. In no event shall the additional contingent consideration exceed $1.5 million. In accordance with Accounting Standards Codification ("ASC") 805, Business Combinations, the estimated fair value, $0.2 million, related to the contingent portion of the purchase price was recognized at the acquisition date.

2011 Acquisition

Tiger Claw, Inc.

Pursuant to an Asset Purchase Agreement dated March 23, 2011, a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, develops and manufactures hidden fastening systems

Page | 47

for deck construction. The final purchase price was $8.5 million and was paid in cash. The assets acquired included, among other things, machinery, equipment, inventories, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the asset purchase agreement. The amount of net sales and earnings of the acquired business included in the consolidated income statement for the period from acquisition through December 31, 2011 was approximately $6.6 million and $1.0 million, respectively. The results of operations of the acquired business are reported as a product line within the Company's Engineered Materials segment, and goodwill totaling approximately $1.8 million was allocated to the segment in connection with the acquisition. HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

There was additional contingent consideration that would have been due from the Company under the asset purchase agreement if the net sales of certain identified products exceeded the parameters set forth in the asset purchase agreement in 2011 and 2012. No amount related to the contingent portion of the purchase price was recognized at the acquisition date in accordance with ASC 805. Based on actual 2011 and 2012 net sales, no additional contingent consideration is expected to be paid under the terms of the asset purchase agreement.

Note 5 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements for 2012 and for the comparable periods of 2011 and 2010.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37.5 million less transaction fees, subject to a final working capital adjustment, with proceeds of $3.7 million currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Engineered Materials reporting segment.

Kasco-France

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. ("Kasco-France"), a part of its Kasco segment, to Kasco-France's former management team for one Euro plus 25% of any pretax earnings over the next three years. No additional consideration is expected to be collected for 2012. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.

Arlon AFD

On February 4, 2011, Arlon LLC, an indirect wholly-owned subsidiary of HNH, sold substantially all of its assets and existing operations located primarily in the State of California related to its Adhesive Film Division for an aggregate sales price of $27.0 million. Net proceeds of approximately $24.2 million from this sale were used to repay indebtedness under the Company's revolving credit facility.

Arlon ECP and SignTech

On March 25, 2011, Arlon LLC and its subsidiaries sold substantially all of their assets and existing operations located primarily in the State of Texas related to Arlon LLC's Engineered Coated Products Division and its SignTech subsidiary for an aggregate sales price of $2.5 million. In addition, Arlon LLC sold a coater machine to the same purchaser for a price of $0.5 million. The net proceeds from these asset sales of $2.3 million were used to repay indebtedness under the Company's revolving credit facility.

Amounts held in escrow in connection with the Arlon LLC asset sales, totaling $3.0 million, were recorded in trade and other receivables on the consolidated balance sheet as of December 31, 2011 and were received by the Company during the second quarter of 2012.

Sumco

Sumco, Inc. ("Sumco") was engaged in the business of providing electroplating services primarily to the automotive

Page | 48

market and relied on the automotive market for over 90% of its sales. In light of its ongoing operating losses and future prospects, the Company decided to exit this business, which had been part of the Joining Materials segment. In October 2010, the Company completed the sale of the assets of Sumco.

Indiana Tube Denmark

During 2009, Indiana Tube Denmark ("ITD") ceased operations and sold or disposed of its inventory and most of its equipment. ITD sold its facility for approximately $2.4 million in 2012, which included a note receivable for $0.8 million payable over a five year term. ITD was part of the Company’s Tubing segment.

The assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheets as of December 31, 2012 and 2011. These balances are entirely related to Continental Industries.

	December 31,
(in thousands)	2012	2011
Assets of Discontinued Operations:
Trade and other receivables	$2,729	$3,088
Inventories	2,765	1,793
Prepaid and other current assets	64	70
Property, plant and equipment, net	2,765	2,496
Goodwill	9,156	9,156
	$17,479	$16,603

Liabilities of Discontinued Operations	$3,429	$3,092

The net income from discontinued operations includes the following:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net sales	$33,360	$46,833	$115,904
Asset impairment charge	—	—	(1,347)
Operating income	4,773	2,534	4,045
Interest/other (expense) income	—	(39)	9
Income tax expense	(1,783)	(845)	(329)
Income from discontinued operations, net	$2,990	$1,650	$3,725
Gain on sale of assets	21	6,041	90
Income tax expense	—	(3,360)	—
Net income from discontinued operations	$3,011	$4,331	$3,815

Note 6 – Asset Impairment Charges

A non-cash asset impairment charge of $0.7 million was recorded in 2011 related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico. As a result, the Company performed a valuation of its land, building and houses located in Atlanta, and a non-cash asset impairment charge of $1.6 million was recorded as part of income from continuing operations. The impairment charge represented the difference between the assets' book value and fair market value as a result of the declining real estate market in the area where the properties are located. The fair market value was determined by reference to market prices for similar properties.

Note 7 – Inventories

Inventories at December 31, 2012 and December 31, 2011 were comprised of:

Page | 49

	December 31,	December 31,
(in thousands)	2012	2011
Finished products	$20,382	$19,152
In-process	9,513	8,351
Raw materials	16,507	16,642
Fine and fabricated precious metals in various stages of completion	9,599	8,658
	56,001	52,803
LIFO reserve	(4,139)	(4,211)
	$51,862	$48,592

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records its precious metal inventory at last-in, first-out cost, subject to lower of cost or market, with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $4.1 million as of December 31, 2012 and $4.2 million as of December 31, 2011. The Company recorded non-cash LIFO liquidation gains of $0.6 million, $1.9 million and $0.2 million in 2012, 2011, and 2010, respectively.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of December 31, 2012, H&H's customer metal consisted of 208,433 ounces of silver, 541 ounces of gold and 1,399 ounces of palladium.

Supplemental inventory information:	December 31,	December 31,
(in thousands, except per ounce)	2012	2011
Precious metals stated at LIFO cost	$5,460	$4,447
Market value per ounce:
Silver	$30.20	$27.95
Gold	$1,675.40	$1,565.80
Palladium	$702.85	$655.40

Note 8 – Property, Plant and Equipment

(in thousands)	December 31, 2012	December 31, 2011
Land	$7,495	$6,096
Buildings, machinery and equipment	176,001	157,491
Construction in progress	7,677	5,379
	191,173	168,966
Accumulated depreciation	104,274	94,739
	$86,899	$74,227

Depreciation expense for the years ended 2012, 2011 and 2010 was $11.2 million, $12.0 million and $12.8 million, respectively.

Note 9 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2012 and 2011 were as follows:

Page | 50

(in thousands)
Segment	Balance at January 1, 2012	Foreign Currency Translation Adjustment	Additions	Balance at December 31, 2012	Accumulated Impairment Losses
Joining Materials	$1,489	$5	$—	$1,494	$—
Tubing	1,895	—	—	1,895	—
Engineered Materials	43,829	—	3,267	47,096	—
Arlon	9,298	—	—	9,298	(1,140)
Total	$56,511	$5	$3,267	$59,783	$(1,140)

(in thousands)
Segment	Balance at January 1, 2011	Foreign Currency Translation Adjustment	Additions	Balance at December 31, 2011	Accumulated Impairment Losses
Joining Materials	$1,492	$(3)	$—	$1,489	$—
Tubing	1,895	—	—	1,895	—
Engineered Materials	42,076	—	1,753	43,829	—
Arlon	9,298	—	—	9,298	(1,140)
Total	$54,761	$(3)	$1,753	$56,511	$(1,140)

Other intangible assets as of December 31, 2012 and December 31, 2011 consisted of:

(in thousands)	December 31, 2012			December 31, 2011			Weighted-Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$38,825	$(13,232)	$25,593	$37,965	$(10,666)	$27,299	15.7
Trademarks, trade names and brand names	5,048	(1,634)	3,414	4,398	(1,354)	3,044	16.2
Patents and patent applications	4,789	(1,523)	3,266	4,466	(1,192)	3,274	15.2
Non-compete agreements	906	(809)	97	906	(754)	152	7.1
Other	1,762	(914)	848	1,409	(1,101)	308	6.9
Total	$51,330	$(18,112)	$33,218	$49,144	$(15,067)	$34,077

Amortization expense totaled $3.3 million, $3.3 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Page | 51

(in thousands)	Products and Customer Relationships	Trademarks, Trade Names, and Brand Names	Patents and Patent Applications	Non-Compete Agreements	Other	Total

2013	$2,618	$324	$331	$30	$278	$3,581
2014	2,618	324	331	30	278	3,581
2015	2,618	324	331	30	236	3,539
2016	2,618	324	312	7	48	3,309
2017	2,611	203	239	—	8	3,061
Thereafter	12,510	1,915	1,722	—	—	16,147
	$25,593	$3,414	$3,266	$97	$848	$33,218

Note 10 – Investments

On December 31, 2012 and December 31, 2011, the Company held an investment in the common stock of a single public company, which is classified as an available-for-sale security in non-current assets. The unrealized gain or loss associated with such securities is included in accumulated other comprehensive loss on the consolidated balance sheet and also on the consolidated statement of changes in stockholders' equity (deficit). There have been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, have been recognized. The security has been in a continuous loss position for less than 12 months. Factors considered by the Company when determining that the reduction in fair value below cost should not be recorded as an impairment in the consolidated income statement include: the nature of the investment; the cause and duration of the decline in value; the extent to which fair value is less than cost; the financial condition and near term prospects of the issuer; and the Company's ability and intent to hold the security for a period of time sufficient to allow for the anticipated recovery in fair value.

(in thousands)	Cost	Gross Unrealized (Loss) Gain	Fair Value
December 31, 2012
Available-for-sale equity securities	$24,343	$(7,114)	$17,229
December 31, 2011
Available-for-sale equity securities	$18,021	$7,835	$25,856

Note 11 – Debt

Debt at December 31, 2012 and December 31, 2011 was as follows:

Page | 52

(in thousands)	December 31,	December 31,
	2012	2011
Short-term debt
First Lien Revolver	$—	$23,850
Foreign	778	318
Total short-term debt	778	24,168
Long-term debt
Senior Term Loan	115,000	—
First Lien Term Loan	—	16,100
Second Lien Term Loans	—	75,000
Subordinated Notes, net of unamortized discount	9,440	18,934
Other H&H debt - domestic	8,597	7,034
Foreign loan facilities	4,713	2,000
Sub total	137,750	119,068
Less portion due within one year	8,943	4,452
Long-term debt	128,807	114,616
Long-term debt - related party
Subordinated Notes, net of unamortized discount	19,916	20,045
Total long-term debt	148,723	134,661
Total debt	$158,444	$163,281

Long-term debt as of December 31, 2012 matures in each of the next five years as follows:

(in thousands)	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt	$137,750	$8,943	$17,786	$23,595	$18,936	$68,490	$—
Long-term debt - related party	19,916	—	—	—	—	19,916	—
	$157,666	$8,943	$17,786	$23,595	$18,936	$88,406	$—

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90.0 million and a term loan ("Senior Term Loan") in an aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). The credit facilities were used to refinance certain existing indebtedness as discussed below. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin, as set forth in the loan agreement (3.00% and 2.00%, respectively, for LIBOR and Base Rate borrowings at December 31, 2012). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the revolving credit facility is governed by a defined Borrowing Base. The revolving facility also includes provisions for the issuance of letters of credit up to $15.0 million, with any such issuances reducing availability under the Revolving Facility. The term loan requires quarterly principal payments of $2.2 million, $3.6 million, $4.3 million, $4.3 million and $4.3 million in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on June 15, 2017; provided, the maturity date shall be extended to 5 years following the closing date of the Senior Credit Facility if the Subordinated Notes discussed below are repaid, repurchased, retired, or refinanced, or if the maturity date of the Subordinated Notes is extended, in accordance with the terms of the agreement. The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level.

At December 31, 2012, no borrowings were outstanding under the Revolving Facility, and letters of credit totaling $3.8 million had been issued. $2.8 million of the letters of credit guarantee various insurance activities, and $1.0 million are for environmental and other matters. Remaining excess availability under the Borrowing Base totaled $60.3 million at December 31, 2012. The weighted average interest rate on the Senior Term Loan was 3.21% at December 31, 2012, and the Company was in compliance with all debt covenants at December 31, 2012.

Page | 53

The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). H&H Group has an option to increase the senior revolving credit facility in an amount not to exceed $50.0 million, provided no current lender shall be obligated to increase its revolving credit commitment and any new lender shall be subject to approval by the administrative agent for the Senior Credit Facility.

In connection with the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56.4 million notional amount of debt, with the notional amount decreasing by $1.1 million, $1.8 million and $2.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

First Lien Facility

On October 15, 2010, H&H Group, together with certain of its subsidiaries, entered into an Amended and Restated Loan and Security Agreement (the "First Lien Facility"), which provided for a $21 million senior term loan (the "First Lien Term Loan") and established a revolving credit facility ("First Lien Revolver") with borrowing availability of up to a maximum aggregate principal amount equal to $110 million less the outstanding aggregate principal amount of the First Lien Term Loan, dependent on the levels of and collateralized by eligible accounts receivable and inventory. Principal payments of the First Lien Term Loan were due in equal monthly installments of approximately $0.35 million. The amounts outstanding under the First Lien Facility bore interest at LIBOR plus applicable margins of between 2.25% and 3.50%, or at the U.S. base rate (the prime rate) plus 0.25% to 1.50%. The applicable margins for the First Lien Revolver and the First Lien Term Loan were dependent on H&H Group's Quarterly Average Excess Availability for the prior quarter, as that term was defined in the agreement. All obligations outstanding under the First Lien Facility were settled with proceeds from the issuance of the Senior Credit Facility.

Second Lien Term Loans

The Amended and Restated Loan and Security Agreement with Ableco L.L.C. ("Ableco Facility") provided for three loans at a maximum value of $25.0 million per loan ("Second Lien Term Loans"). The first and second Second Lien Term Loans bore interest at the U.S. base rate (the prime rate) plus 4.50% or LIBOR (or, if greater, 1.50%) plus 6.00%. The third Second Lien Term Loan bore interest at the U.S. base rate (the prime rate) plus 7.50% or LIBOR (or, if greater, 1.75%) plus 9.00%. All obligations outstanding under the Ableco Facility were settled with proceeds from the issuance of the Senior Credit Facility.

Subordinated Notes

On October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E)("Steel Trusts"), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to Steel Partners II, L.P. In accordance with the terms of an exchange agreement entered into on October 15, 2010 by and among H&H Group, certain of its subsidiaries and the Steel Trusts, H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72.9 million aggregate principal amount of 10% subordinated secured notes due 2017 ("Subordinated Notes") issued by H&H Group pursuant to an Indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010)("Indenture"), by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee, and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company's common stock, with an exercise price of $11.00 per share ("Warrants"). The Subordinated Notes and Warrants may not be transferred separately until October 15, 2013.

All obligations outstanding under the Subordinated Notes bear interest at a rate of 10% per annum, 6% of which is payable in cash and 4% of which is payable in-kind. The Subordinated Notes, together with any accrued and unpaid interest thereon, mature on October 15, 2017. All amounts owed under the Subordinated Notes are guaranteed by substantially all of H&H Group's subsidiaries and are secured by substantially all of their assets. The Subordinated Notes were contractually subordinated in right of payment to the First Lien Facility and the Ableco Facility and are now contractually subordinated in right of payment to the Senior Credit Facility. The Subordinated Notes are redeemable until October 14, 2013, at H&H Group's option, upon payment of 100% of the principal amount of the notes, plus all accrued and unpaid interest thereon and the applicable premium set forth in the Indenture ("Applicable Redemption Price"). If H&H Group or its subsidiary guarantors undergo certain types of fundamental changes prior to the maturity date of the Subordinated Notes, holders thereof will, subject to certain exceptions, have the right, at their option, to require H&H Group to purchase for cash any or all of their Subordinated Notes at the Applicable Redemption Price.

Page | 54

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

The Subordinated Notes contain customary affirmative and negative covenants, certain of which only apply in the event that the Senior Credit Facility and any refinancing indebtednesses with respect thereto is repaid in full, and events of default. The Company is in compliance with all of the debt covenants at December 31, 2012.

In connection with the issuance of the Subordinated Notes and Warrants, the Company and H&H Group also entered into a Registration Rights Agreement dated as of October 15, 2010 (" Registration Rights Agreement") with the Steel Trusts. Pursuant to the Registration Rights Agreement, the Company agreed to file with the Securities and Exchange Commission ("SEC") and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act of 1933, as amended ("Securities Act"), with respect to the resale of the Warrants and the shares of common stock of the Company issuable upon exercise of the Warrants. H&H Group also agreed, upon receipt of a request by holders of a majority in aggregate principal amount of the Subordinated Notes, to file with the SEC and use its reasonable best efforts to cause to become effective a registration statement under the Securities Act with respect to the resale of the Subordinated Notes.

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. Until October 15, 2013, the Subordinated Notes are not detachable from the Warrants that were issued with the Subordinated Notes as units. Accordingly, a pro-rata portion of Warrants were also redeemed on October 14, 2011, as well as in subsequent redemptions. During 2011, the Company redeemed a total of approximately $35.1 million of Subordinated Notes, including the October redemption. In 2012, H&H Group repurchased an aggregate $10.8 million of Subordinated Notes, plus accrued interest. A (loss) gain of $(1.4) million and $0.2 million on repurchase of the Subordinated Notes is included in the consolidated income statements for the years ended December 31, 2012 and 2011, respectively.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6.8 million and $7.0 million at December 31, 2012 and 2011, respectively. The mortgage bears interest at LIBOR plus a margin of 2.7%, or 2.91% at December 31, 2012, and matures in 2015. On August 27, 2012, this subsidiary entered into a new $1.8 million mortgage agreement on a second facility. The mortgage balance was $1.8 million at December 31, 2012. The mortgage bears interest at LIBOR plus a margin of 2.7%, or 2.91% at December 31, 2012, and matures in 2017.

The foreign loans include a $2.0 million borrowing by one of the Company's Chinese subsidiaries at both December 31, 2012 and 2011, which is collateralized by a mortgage on its facility. The interest rate on the foreign loan was 5.57% at December 31, 2012.

Note 12 – Derivative Instruments

Precious Metal

H&H's precious metal inventory is subject to market price fluctuations. H&H enters into commodity futures and forward contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. As of December 31, 2012, the Company had entered into forward and future contracts with a value of $0.4 million for gold and $1.5 million for silver.

The forward contracts, in the amount of $3.3 million, were made with a counter party rated A by Standard & Poors, and the futures are exchange traded contracts through a third party broker. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated income statement. The Company's hedging strategy is designed to protect

Page | 55

it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's costs. For the years ended December 31, 2012, 2011 and 2010, the Company recorded gains (losses) of $0.5 million, $(1.2) million and $(5.6) million, respectively, on precious metal contracts.

As of December 31, 2012, the Company had the following outstanding forward and future contracts with settlement dates ranging from January 2013 to March 2013.

Commodity	Amount
Silver	45,000	ounces
Gold	300	ounces

The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

The Company's Subordinated Notes issued in October 2010 have call premiums as well as Warrants associated with them. The Company has treated the fair value of these features together as both a discount and a derivative liability at inception of the loan agreement. The discount is being amortized over the life of the notes as an adjustment to interest expense, and the derivative is marked to market at each balance sheet date. The mark to market gain (loss) recorded for the years ended December 31, 2012, 2011 and 2010 is indicated in the table below. The embedded derivative features of the Subordinated Notes and related Warrants are considered Level 3 measurements of fair value, as defined in Note 18 - "Fair Value Measurements."

In connection with the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. See Note 11 - "Debt" for further discussion of the terms of this arrangement.

Effect of Derivative Instruments on the Consolidated Income Statements

(in thousands)		Year Ended
		December 31,
Derivative	Income Statement Line	2012	2011	2010
Commodity contracts	Realized and unrealized gain (loss) on derivatives	$522	$(1,236)	$(5,571)
Derivative features of Subordinated Notes	Realized and unrealized gain (loss) on derivatives	2,060	1,654	(412)
	Total derivatives not designated as hedging instruments	$2,582	$418	$(5,983)
	Total derivatives	$2,582	$418	$(5,983)

U.S. GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)		December 31,	December 31,
Derivative	Balance Sheet Location	2012	2011
Commodity contracts	Other current assets (accrued liabilities)	$100	$(229)
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	793	(1,314)
	Total derivatives not designated as hedging instruments	$893	$(1,543)
	Total derivatives	$893	$(1,543)
Note 13 – Pensions and Other Post-Retirement Benefits

The Company maintains several qualified and non-qualified pension plans and other post-retirement benefit plans. The Company's significant pension, post-retirement health care benefit and defined contribution plans are discussed below. The Company's other pension and post-retirement plans are not significant individually or in the aggregate.

Page | 56

Qualified Pension Plans

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation ("WPC"). The WHX Pension Plan was established in May 1998 as a result of the merger of the former H&H plans, which covered substantially all H&H employees, and the WPC plan. The WPC plan, covering most United Steel Workers of America-represented employees of WPC, was created pursuant to a collective bargaining agreement ratified on August 12, 1997. Prior to that date, benefits were provided through a defined contribution plan, the Wheeling-Pittsburgh Steel Corporation Retirement Security Plan ("RSP Plan"). The assets of the RSP Plan were merged into the WPC plan as of December 1, 1997. Under the terms of the WHX Pension Plan, the benefit formula and provisions for the WPC and H&H participants continued as they were designed under each of the respective plans prior to the merger.

The qualified pension benefits under the WHX Pension Plan were frozen as of December 31, 2005 and April 30, 2006 for hourly and salaried non-bargaining participants, respectively, with the exception of a single operating unit. In 2011, the benefits were frozen for the remainder of the participants.

WPC employees ceased to be active participants in the WHX Pension Plan effective July 31, 2003, and as a result, such employees no longer accrue benefits under the WHX Pension Plan.

Bairnco Corporation had several pension plans, which covered substantially all of its employees. In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan. On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan. The remaining plan that has not been merged with the WHX Pension Plan covers certain employees at a facility located in Bear, Delaware (the "Bear Plan"), and the pension benefits under the Bear Plan have been frozen.

Some of the Company's foreign subsidiaries provide retirement benefits for their employees through defined contribution plans or otherwise provide retirement benefits for employees consistent with local practices. The foreign plans are not significant in the aggregate and therefore are not included in the following disclosures.

Pension benefits are based on years of service and the amount of compensation earned during the participants' employment. However, as noted above, the qualified pension benefits have been frozen for all participants.

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Account balances held in trust in individual RSP Plan participants' accounts were included on a net-basis in the assets or liabilities of the plan prior to 2011. Beginning in 2011, although these RSP assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP accounts of $22.6 million and $28.9 million on a gross-basis as both assets and liabilities of the plan as of December 31, 2012 and December 31, 2011, respectively.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, the Company's payments are capped. The measurement date for plan obligations is December 31. In 2010, benefits were discontinued under one of these post-retirement medical plans, and as a result of the discontinuance of these benefits, the Company reduced its post-retirement benefits expense by $0.7 million in 2010.

In 2011 and 2010, the unrecognized actuarial losses were amortized over the average future service years of active participants in the WHX Pension Plan, which was approximately 10 years. Beginning in 2012, the actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is now completely inactive.

The components of pension expense and components of other post-retirement benefit expense (income) for the Company's benefit plans included the following:

Page | 57

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Service cost	$—	$218	$190	$—	$—	$—
Interest cost	21,651	22,553	24,117	163	171	191
Expected return on plan assets	(27,005)	(27,249)	(28,899)	—	—	—
Amortization of prior service cost	44	63	63	—	—	—
Amortization of actuarial loss	8,623	10,772	8,878	86	41	42
Curtailment/Settlement	—	—	—	—	—	(712)
Total	$3,313	$6,357	$4,349	$249	$212	$(479)

Actuarial assumptions used to develop the components of defined benefit pension expense and other post-retirement benefit expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rates:
WHX Pension Plan	4.15%	4.95%	5.55%	—%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	4.20%	5.10%	5.55%
Bear Plan	4.55%	5.50%	6.05%	—%	N/A	N/A
Expected return on assets	8.00%	8.00%	8.50%	—%	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.50%	7.50%	8.00%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2016	2016

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans and post-retirement benefit plans:

Page | 58

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at January 1	$532,619	$472,526	$4,092	$3,454
Service cost	—	218	—	—
Interest cost	21,651	22,553	163	171
Settlement	—	—	—	—
Actuarial loss	36,227	47,186	150	649
Participant contributions	—	—	9	17
Benefits paid	(36,058)	(33,920)	(206)	(199)
Insurance contract termination	(6,983)	—	—	—
Inclusion of RSP	—	28,914	—	—
Transfers (to) from RSP	—	(4,858)	—	—
Benefit obligation at December 31	$547,456	$532,619	$4,208	$4,092

Change in plan assets:
Fair value of plan assets at January 1	$346,408	$359,543	$—	$—
Actual return on plan assets	10,924	(16,619)	—	—
Participant contributions	—	—	9	17
Benefits paid	(36,058)	(33,920)	(206)	(199)
Company contributions	16,180	15,328	197	182
Insurance contract termination	(6,983)	—	—	—
Inclusion of RSP	—	28,914	—	—
Transfers (to) from RSP	—	(6,838)	—	—
Fair value of plan assets at December 31	330,471	346,408	—	—
Funded status	$(216,985)	$(186,211)	$(4,208)	$(4,092)

Accumulated benefit obligation ("ABO") for qualified defined benefit plans:
ABO at January 1	$532,619	$472,526	$4,092	$3,454
ABO at December 31	$547,456	$532,619	$4,208	$4,092

Amounts recognized in the consolidated balance sheet:
Current liability	—	—	(211)	(211)
Noncurrent liability	(216,985)	(186,211)	(3,997)	(3,881)
Total	$(216,985)	$(186,211)	$(4,208)	$(4,092)

The weighted average assumptions used in the valuations at December 31 were as follows:

Page | 59

	Pension Benefits		Other Post-Retirement Benefits
	2012	2011	2012	2011
Discount rates:
WHX Pension Plan	3.5%	4.15%	N/A	N/A
Bear Plan	4%	4.55%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.65%	4.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	7.25%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on other post-retirement benefit obligations is $0.5 million ($0.4 million).

Pretax amounts included in accumulated other comprehensive loss at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2012	2011	2012	2011
Prior service cost	$32	$75	$—	$—
Net actuarial loss	269,005	225,319	1,851	1,787
Accumulated other comprehensive loss	$269,037	$225,394	$1,851	$1,787

The pretax amount of actuarial losses and prior service cost included in accumulated other comprehensive loss at December 31, 2012 that is expected to be recognized in net periodic benefit cost in 2013 is $10.5 million and $0.0 million, respectively, for defined benefit pension plans and $0.1 million and $0.0 million, respectively, for other post-retirement benefit plans.

Other changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2012	2011	2010	2012	2011	2010
Curtailment/Settlement gain (loss)	$—	$—	$—	$—	$—	$(64)
Current year actuarial loss	(52,305)	(93,031)	(25,176)	(150)	(649)	(380)
Amortization of actuarial loss	8,623	10,772	8,866	86	41	42
Amortization of prior service cost	44	62	63	—	—	—
Total recognized in comprehensive loss	$(43,638)	$(82,197)	$(16,247)	$(64)	$(608)	$(402)

The actuarial losses occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for all pension plans and other post-retirement benefit plans at both December 31, 2012 and 2011. The accumulated benefit obligation for all defined benefit pension plans was $547.5 million and $532.6 million at December 31, 2012 and 2011, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2012	2011	2012	2011
Projected benefit obligation	$547,456	$532,619	$4,208	$4,092
Accumulated benefit obligation	547,456	532,619	4,208	4,092
Fair value of plan assets	330,471	346,408	—	—

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking

Page | 60

expectations. The Company determines its actuarial assumptions for its pension and post-retirement plans on December 31 of each year to calculate liability information as of that date and pension and post-retirement expense for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The Company's investment policy is to maximize the total rate of return with a view to long-term funding objectives of the pension plan to ensure that funds are available to meet benefit obligations when due. Pension plan assets are diversified to the extent necessary to minimize risk and to achieve an optimal balance between risk and return. There are no target allocations. The WHX Pension Plan's assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company.

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 18 - "Fair Value Measurements."

The WHX/Bear Pension Plan assets at December 31, 2012 and 2011, by asset category, are as follows:

Page | 61

(in thousands)
Fair Value Measurements as of December 31, 2012:
	Assets (Liabilities) at Fair Value as of December 31, 2012
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$20,572	543	$—	$21,115
U.S. mid-cap growth	36,065	—	209	36,274
U.S. small-cap value	15,295	138	—	15,433
International large cap value	16,118	116	—	16,234
Equity contracts	308	—	—	308
Preferred stocks	530	2,016	—	2,546
Fixed income securities:
Corporate bonds and loans	415	51,052	548	52,015
Other types of investments:
Common trust funds (1)	—	68,830	—	68,830
Fund of funds (2)	—	37,142	—	37,142
	89,303	159,837	757	249,897
Futures contracts, net	(58,148)	5,478	—	(52,670)
Total	$31,155	$165,315	$757	$197,227
Cash and cash equivalents				133,590
Net payables				(346)
Total pension assets				$330,471
Fair Value Measurements as of December 31, 2011:
	Assets (Liabilities) at Fair Value as of December 31, 2011
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$13,473	$—	$593	$14,066
U.S. mid-cap growth	38,602	2,367	—	40,969
U.S. small-cap value	17,261	3	—	17,264
International large cap value	17,121	—	—	17,121
Emerging markets growth	—	642	—	642
Fixed income securities:
Corporate bonds and loans	2,474	35,437	—	37,911
Bank debt	—	839	—	839
Other types of investments:
Common trust funds (1)	—	73,887	—	73,887
Fund of funds (2)	—	37,516	—	37,516
Insurance contracts (3)	—	8,513	—	8,513
	88,931	159,204	593	248,728
Futures contracts, net	(56,850)	(12,486)	—	(69,336)
Total	$32,081	$146,718	$593	$179,392
Cash and cash equivalents				167,041
Net payables				(25)
Total pension assets				$346,408

Page | 62

(1) Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities and are valued at their Net Asset Values ("NAV") that are calculated by the investment manager or sponsor of the fund.

(2) Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on NAVs calculated by the fund and are not publicly available.

(3) Insurance contracts contain general investments and money market securities. The fair value of insurance contracts is determined based on the cash surrender value, which is determined based on such factors as the fair value of the underlying assets and discounted cash flow. These contracts are with a highly-rated insurance company.

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

Changes in the WHX/Bear Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2012 and 2011:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2012 (in thousands)	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2012	$593	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	673	145	11
Purchases, issuances, sales and settlements
Purchases	—	—	547
Issuances	—	64	—
Sales	(1,202)	—	(10)
Settlements	(64)	—	—
Ending balance as of December 31, 2012	$—	$209	$548
Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$(198)	$145	$8

Year Ended December 31, 2011 (in thousands)	Fixed Income Securities	Fund of Funds	Insurance Contracts	U.S. Small Cap Value
Beginning balance as of January 1, 2011	$595	$31,658	$9,268	$317
Transfers into Level 3 (a)	39	—	—	21
Transfers out of Level 3 (b)	—	(31,542)	(9,268)	—
Gains or losses included in changes in net assets	(41)	(116)	—	—
Purchases, issuances, sales and settlements				—
Purchases	—	—	—	113
Issuances	—	—	—	—
Sales	—	—	—	(451)
Settlements	—	—	—	—
Ending balance as of December 31, 2011	$593	$—	$—	$—
Net unrealized gains (losses) included in the changes in net assets, attributable to investments still held at the reporting date	$(41)	$(116)	$—	$—

Page | 63

a)	Transferred from Level 2 to Level 3 because of lack of observable market data due to decreases in market activity for these securities.

b)	Transfers from Level 3 to Level 2 upon expiration of the restrictions.

The following tables present the category, fair value, redemption frequency and redemption notice period for those assets whose fair value was estimated using the NAV per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2012 and December 31, 2011 (in thousands):

Class Name	Description	Fair Value December 31, 2012	Redemption frequency	Redemption Notice Period
Fund of funds	Long short equity fund	$4,862	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$32,280	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$55,853	Annually	45 day notice
Common trust funds	Event driven hedge funds	$12,977	Monthly	90 day notice
Separately managed fund	Separately managed fund	$33,324	Monthly	30 day notice
Separately managed fund	Separately managed fund	$64,490	Quarterly	45 day notice

The Company's pension plan asset allocations at December 31, 2012 and 2011, by asset category, are as follows:

	WHX/Bear Plans
	2012	2011
Asset Category
Cash and cash equivalents	40%	49%
Equity securities	12%	6%
Fixed income securities	16%	11%
Insurance contracts	—%	2%
Common trust funds	21%	21%
Fund of funds	11%	11%
Total	100%	100%

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

The Company expects to have required minimum contributions for 2013, 2014, 2015, 2016, 2017, and thereafter of $13.6 million, $19.5 million, $20.7 million, $17.7 million, $17.2 million, and $49.7 million, respectively. Required future contributions are based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

Page | 64

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2013	$35,049	$206
2014	35,075	218
2015	34,975	238
2016	34,816	244
2017	34,606	246
2018-2022	166,321	1,272

In addition to the aforementioned benefit plans, H&H had a non-qualified pension plan for certain current and retired employees. Such plan adopted an amendment effective January 1, 2006 to freeze benefits under the plan. H&H decided to cash out any remaining participants in the plan and in December 2010, the final payout of participant balances of $0.2 million was made.

401(k) Plans

Certain employees participate in a Company sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. The Company presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for the Company's matching contribution amounted to $1.8 million, $2.0 million and $1.3 million in 2012, 2011 and 2010, respectively.

Note 14 – Stockholders' Equity

The Company's authorized capital stock is a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of preferred stock.

Of the authorized shares, no shares of preferred stock have been issued. As of December 31, 2012 and 2011, 13,140,004 and 12,646,498 shares of common stock were issued and outstanding, respectively.

Although the Board of Directors of HNH is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the preferred stock by adoption of a Preferred Stock Designation resolution, the Board of Directors has not yet done so. The common stock of HNH has voting power, is entitled to receive dividends when and if declared by the Board of Directors and is subject to any preferential dividend rights of any then-outstanding preferred stock, and in liquidation, after distribution of the preferential amount, if any, due to preferred stockholders, are entitled to receive all the remaining assets of the corporation.

Accumulated other comprehensive (loss) income balances, net of tax, as of December 31, 2012 and 2011 were as follows:

	December 31,
(in thousands)	2012	2011
Accumulated other comprehensive (loss) income, net of tax:
Net actuarial losses and prior service costs and credits	$(224,577)	$(195,330)
Unrealized (loss) gain on marketable equity securities	(4,072)	4,822
Foreign currency translation adjustments	2,481	2,119
	$(226,168)	$(188,389)

Income tax benefits of $20.5 million and $24.2 million were recorded in accumulated other comprehensive loss for 2012 and 2011, respectively. No amount was recorded for income taxes in accumulated other comprehensive loss in 2010 due to the establishment of an offsetting deferred income tax valuation allowance, which was reversed in 2011 (see Note 16 - "Income Taxes").

Note 15 – Stock-Based Compensation

The Company has granted restricted stock awards and stock options under its 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. On May 23, 2012, the Company's

Page | 65

stockholders approved an increase in the number of shares authorized for issuance under the 2007 Plan from 1,200,000 shares to 1,650,000 shares.

Restricted Stock

Restricted stock grants made to employees are in lieu of the long term incentive plan component of the Company's bonus plan for those individuals who receive shares of restricted stock. Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated income statement on a straight-line basis over the requisite service period, which is the vesting period.

In March 2011, the Compensation Committee of the Company's Board of Directors approved the grant of 495,600 shares of restricted stock awards to certain employees, members of the Board of Directors and service providers. The restricted stock grants made to the employees and service providers, totaling 289,600 shares, vested with respect to 25% of the award upon grant and vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award. Additionally, the Compensation Committee also approved the grant of (a) 1,000 shares of restricted stock to each Director other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock to each of the Chairman and Vice Chairman, or a total of 205,000 shares to Directors. On June 17, 2011, the Company granted 1,000 shares in a restricted stock award to a newly-appointed Director. The restricted stock grants to the Directors vested one year from the date of grant.

In March, April and May of 2012, the Compensation Committee approved the grant of an aggregate 525,400 shares of restricted stock to certain employees, members of the Board of Directors and service providers. The restricted stock grants made to the employees and service providers in 2012 vest in equal annual installments over a three year period from the grant date. The restricted stock grants to the Directors vest one year from the grant date.

The Company allows grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the years ended December 31, 2012 and 2011, 20,494 and 21,816 shares, respectively, were foregone in connection with income tax withholding obligations.

Restricted stock activity under the 2007 Plan was as follows for the years ended December 31, 2012 and December 31, 2011:

(shares)	Employees	Directors	Total Shares
Balance, January 1, 2012	261,934	206,000	467,934
Granted	273,400	252,000	525,400
Forfeited	(11,400)	—	(11,400)
Reduced for income tax obligations	(20,494)	—	(20,494)
Balance, December 31, 2012	503,440	458,000	961,440

Vested at December 31, 2012	142,850	209,000	351,850
Non-vested at December 31, 2012	360,590	249,000	609,590

	Employees	Directors	Total Shares
Balance, January 1, 2011	—	—	—
Granted	289,600	206,000	495,600
Forfeited	(5,850)	—	(5,850)
Reduced for income tax obligations	(21,816)	—	(21,816)
Balance, December 31, 2011	261,934	206,000	467,934

The Company has recognized compensation expense related to restricted shares of $4.5 million and $3.1 million for the years ended December 31, 2012 and 2011, respectively. Unearned compensation expense related to restricted shares at December 31, 2012 is $4.0 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Page | 66

Stock Options

In July 2007, stock options were granted to certain employees and Directors under the 2007 Plan. The 2007 Plan permits options to be granted up to a maximum contractual term of 10 years. The Company's policy is to use shares of unissued common stock upon exercise of stock options.

The Company estimated the fair value of the stock options granted in accordance with U.S. GAAP using a Black-Scholes option-pricing model. The expected average risk-free rate was based on a U.S. treasury yield curve. The expected average life represented the period of time that options granted are expected to be outstanding. Expected volatility was based on historical volatilities of HNH's common stock. The expected dividend yield was based on historical information and management's plan.

The Company recorded no compensation expense related to its stock options in 2012, 2011 or 2010 since the options fully vested prior to 2010.

Stock option activity under the Company's 2007 Plan was as follows in 2012:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)

Outstanding options at December 31, 2011	52	$90	4.34	—
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(3)	$90		—
Outstanding at December 31, 2012	49	$90	3.34	—
Exercisable at December 31, 2012	49	$90	3.34	—

As of December 31, 2012, there were 639,560 shares reserved for future issuance under the 2007 Plan.

On July 6, 2007, the Compensation Committee adopted incentive arrangements for two members of the Board of Directors who are related parties to the Company. These arrangements provide, among other things, for each individual to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company's stock price and $90.00 per share. The incentive arrangements terminate July 6, 2015, to the extent not previously received. Under U.S. GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities in the consolidated balance sheet. The Company has recorded $0.2 million and $0.1 million of non-cash income in 2012 and 2011, respectively, and $0.2 million of non-cash expense in 2010 related to these incentive arrangements.

Note 16 – Income Taxes

Income (loss) from continuing operations before tax for the three years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Domestic	$30,852	$20,239	$(2,526)
Foreign	6,497	8,145	6,887
Total income from continuing operations before tax	$37,349	$28,384	$4,361

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

Page | 67

		Year Ended December 31,
(in thousands)		2012	2011	2010
Current
	Domestic	$2,748	$1,592	$1,932
	Foreign	1,224	1,287	1,379
	Total income taxes, current	$3,972	$2,879	$3,311
Deferred
	Domestic	$9,799	$(109,309)	$(130)
	Foreign	108	370	(95)
	Total income taxes, deferred	$9,907	$(108,939)	$(225)
Total income tax provision (benefit)		$13,879	$(106,060)	$3,086

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company's consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

(in thousands)	December 31,
Deferred Income Tax Sources	2012	2011

Current Deferred Income Tax Items:
Inventories	$3,503	$4,064
Environmental costs	2,377	2,489
Net operating loss carryforwards	14,530	9,261
Accrued liabilities	3,264	3,197
Other items, net	1,023	1,017
Current deferred income tax assets before valuation allowance	24,697	20,028
Valuation allowance	(324)	(335)
Deferred income tax assets - current	$24,373	$19,693
Foreign	$(1,022)	$(736)
Deferred income tax liabilities - current	$(1,022)	$(736)

Non-Current Deferred Income Tax Items:
Post-retirement and post-employment employee benefits	$1,817	$1,051
Net operating loss carryforwards	45,794	58,089
Pension liability	81,392	69,599
Impairment of long-lived assets	2,528	2,519
Foreign tax credits	—	443
Minimum tax credit carryforwards	2,287	1,934
Miscellaneous other	4,397	1,090
Non-current deferred income tax assets before valuation allowance	138,215	134,725
Valuation allowance	(1,814)	(2,257)
Non-current deferred income tax assets	136,401	132,468
Property, plant and equipment	(13,802)	(12,877)
Intangible assets	(7,526)	(8,345)
Undistributed foreign earnings	(534)	(1,983)
Other items, net	(1,971)	(1,578)
Non-current deferred income tax liabilities	(23,833)	(24,783)
Net non-current deferred income tax assets	$112,568	$107,685

Page | 68

As of December 31, 2010, the Company had established a deferred income tax valuation allowance of $116.7 million against its deferred income tax assets. The valuation allowance was recorded because the realizability of the deferred income tax benefit of the Company's net operating loss carryforwards and other deferred income tax assets was not considered "more likely than not." In the fourth quarter of 2011, the Company changed its judgment about the realizability of its deferred income tax assets. The recognition of this non-cash tax benefit followed an assessment of the Company's domestic operations and of the likelihood that the associated deferred income tax assets will be realized. We considered factors such as recent financial results, forecast future operating income of our subsidiaries, expected future taxable income, mix of taxable income and available carryforward periods. As a result, we estimated that it is more likely than not that we will be able to realize the benefit of certain deferred income tax assets. However, in certain jurisdictions, we do not consider it more likely than not that all of our state net operating loss carryforwards will be realized in future periods and have retained a valuation allowance against those. Because the determination of the realizability of deferred income tax assets is based upon management's judgment of future events and uncertainties, the amount of the deferred income tax assets realized could be reduced if actual future income or income tax rates are lower than estimated.

In accordance with ASC 740, Income Taxes, the effect of a change in the beginning-of-the-year balance of a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred income tax asset in future years should be included in income from continuing operations in the period of the change. Accordingly, in the fourth quarter of 2011, the Company recorded a non-cash tax benefit in income from continuing operations, net of tax, as a result of the reversal of its deferred income tax valuation allowance.

Included in deferred income tax assets as of December 31, 2012 is a $57.0 million tax effect of the Company's U.S. federal NOL of $162.9 million, as well as certain state NOLs. The U.S. federal NOLs expire between 2020 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $2.3 million. The Company's 2012 tax provision reflects utilization of approximately $21.0 million of federal NOLs.

In 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy. Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company's U.S. federal NOLs of $162.9 million as of December 31, 2012 include a reduction of $31.0 million ($10.8 million tax-effect).

As of December 31, 2012, the Company has a deferred income tax liability of $0.5 million, which relates to $1.3 million of undistributed earnings of foreign subsidiaries. In addition, there were approximately $12.6 million of undistributed earnings of foreign subsidiaries that are deemed to be permanently reinvested, and thus, no deferred income taxes have been provided on these earnings.

Total federal, state and foreign income taxes paid in 2012, 2011 and 2010 were $4.2 million, $4.3 million and $2.7 million, respectively. On the consolidated balance sheet, net current income taxes totaled a $0.2 million receivable as of December 31, 2012 and a $0.3 million receivable as of December 31, 2011.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

Page | 69

		Year Ended December 31,
(in thousands)		2012	2011	2010
Income from continuing operations before tax		$37,349	$28,384	$4,361
Tax provision at statutory rate		$13,072	$9,934	$1,526
Increase (decrease) in tax due to:
Foreign dividend income		—	929	381
State income tax, net of federal effect		2,463	928	1,058
Net decrease in valuation allowance		(454)	(116,689)	(234)
Increase in liability for uncertain tax positions	Increase in liability for uncertain tax positions	8	43	233
Net effect of foreign tax rate and tax holidays	Net effect of foreign tax rate and tax holidays	(942)	(369)	(794)
Other items, net		(268)	(836)	916
Tax provision (benefit)		$13,879	$(106,060)	$3,086

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. At both December 31, 2012 and 2011, the Company had $2.3 million of unrecognized tax benefits recorded, all of which, net of federal benefit, would affect the Company's effective tax rate if recognized. The changes in the amount of unrecognized tax benefits in 2012 and 2011 were as follows:

	Year Ended December 31,
(in thousands)	2012	2011
Beginning balance	$2,306	$2,266
Additions for tax positions related to current year	368	325
Additions due to interest accrued	100	113
Tax positions of prior years:
Increase in liabilities, net	25	7
Payments	(42)	(2)
Due to lapsed statutes of limitations	(484)	(403)
Ending balance	$2,273	$2,306

The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. As of December 31, 2012 and 2011, approximately $0.4 million and $0.3 million, respectively, of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.5 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. Adjustments to the reserve could occur in light of changing facts and circumstances with respect to the on-going examinations discussed below.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2009, except as set forth below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.

The IRS initiated an examination of our federal consolidated income tax return for 2010 in the second quarter of 2012. The examination is currently in progress, and we do not currently believe an increase in the reserve for uncertain tax positions is necessary. In addition, certain subsidiaries were examined by the Commonwealth of Massachusetts (“Commonwealth”) for the years 2003 to 2005, and the Company is currently appealing the results of the examination. The reserve for uncertain tax positions was adjusted accordingly. The Commonwealth is currently conducting an examination of the combined group for the year 2008. The examination is currently in progress, and we do not believe an increase in the reserve for uncertain tax positions is necessary.

Note 17 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted average number of shares of the Company's common stock outstanding.

Page | 70

	Year Ended December 31,
(in thousands, except per share)	2012	2011	2010
Income from continuing operations, net of tax	$23,470	$134,444	$1,275
Weighted average number of common shares outstanding	13,032	12,555	12,179
Income from continuing operations, net of tax, per share	$1.80	$10.71	$0.11
Net income from discontinued operations	$3,011	$4,331	$3,815
Weighted average number of common shares outstanding	13,032	12,555	12,179
Discontinued operations, net of tax, per share	$0.23	$0.34	$0.31
Net income	$26,481	$138,775	$5,090
Weighted average number of common shares outstanding	13,032	12,555	12,179
Net income per share	$2.03	$11.05	$0.42

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, including stock options and other stock-based incentive compensation arrangements (see Note 15 - "Stock-Based Compensation"), during the years ended December 31, 2012, 2011 and 2010, although none were dilutive because the exercise price of such equivalents exceeded the market value of the Company's common stock during those periods. As of December 31, 2012, stock options for an aggregate of 49,000 shares are excluded from the calculations above.

Note 18 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures ("Level 2").

Level 3 inputs are unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date ("Level 3").

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for the Company's long-term debt which have variable interest rates. The fair value of the Company's Subordinated Notes, which have a fixed interest rate, is approximately $35.5 million at December 31, 2012.

The fair value of the Company's available-for-sale equity investment is a Level 1 measurement because such security is listed on a national securities exchange.

The derivative instruments that the Company purchases, specifically commodity futures and forwards contracts on precious metals, are valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements. The embedded derivative features of the Company's Subordinated Notes and related Warrants (see Note 11 - "Debt") are valued at fair value on a recurring basis and are considered Level 3 measurements.

Page | 71

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheet as of December 31, 2012 and 2011 and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$17,229	$17,229	$—	$—
Commodity contracts on precious metals	$100	$127	$(27)	$—
Derivative features of Subordinated Notes	$793	$—	$—	$793

	Asset (Liability) as of December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Available-for-sale securities	$25,856	$25,856	$—	$—
Commodity contracts on precious metals	$(229)	$(165)	$(64)	$—
Derivative features of Subordinated Notes	$(1,314)	$—	$—	$(1,314)

(in thousands)	Year ended December 31,
Activity	2012	2011
Beginning balance	$(1,314)	$(5,096)
Total net gains included in:
Net income	2,060	1,654
Other comprehensive income	—	—
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	47	2,128
Net transfers into / (out of) Level 3	—	—
Ending balance	$793	$(1,314)

The income of $2.1 million and $1.7 million for the years ended December 31, 2012 and 2011, respectively, noted above are unrealized gains that are attributable to the fair value of the embedded derivatives associated with the Company's Subordinated Notes. The settlements relate to repurchases of certain Subordinated Notes during each year (see Note 11- "Debt").

The valuation of the derivative features of the Subordinated Notes and Warrants utilizes a customized binomial model, which values the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH's stock are significant inputs that influence the valuation of the derivative.

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written-down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.2 million as of December 31, 2012, are carried at the lower of cost or fair value, and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset

Page | 72

impairment charge in the consolidated income statement. A non-cash asset impairment charge of $0.7 million was recorded for the year ended December 31, 2011, related to unused land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value. During the second quarter of 2010, Kasco commenced a restructuring plan to move its Atlanta, Georgia operation to an existing facility in Mexico. In connection with this restructuring project, the Company performed a valuation of its land, building and houses located in Atlanta and recorded an asset impairment charge of $1.6 million. The impairment represented the difference between the assets' book value and fair market value as a result of a decline in the real estate market in the area where the properties are located.

Note 19 – Commitments and Contingencies

Operating Lease Commitments

The Company leases certain facilities under non-cancelable operating lease arrangements. Rent expense for the Company in 2012, 2011 and 2010 was $4.8 million, $5.3 million and$6.1 million, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2013	$4,233
2014	2,978
2015	1,842
2016	1,444
2017	1,385
Thereafter	3,996
$15,878

On June 30, 2008, Arlon Inc., a wholly owned subsidiary of Bairnco and part of the Arlon segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year operating lease with two 5-year renewal options. The annual lease payments are $0.6 million, and are subject to a maximum increase of 5% per annum. The lease expires in 2023. Such amounts are included in the operating lease commitment table above. Bairnco has agreed to guarantee the payment and performance of Arlon Inc. under the lease. To account for the sale leaseback, the property was removed from the books, but the recognition of a $1.8 million gain on the sale of the property was deferred and will be recognized ratably over the 15 year lease term as a reduction of lease expense. Approximately $1.2 million and $1.4 million of such deferred gain was included in other long-term liabilities on the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Legal Matters

Arista Development LLC v. Handy & Harman Electronic Materials Corporation

In 2004, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an agreement to sell a commercial/industrial property in Massachusetts ("MA Property"). Disputes between the parties resulted in the purchaser (plaintiff) initiating litigation in Bristol Superior Court in Massachusetts. The plaintiff alleged that HHEM was liable for breach of contract relating to HHEM's alleged breach of the agreement, unfair and deceptive acts and practices and certain consequential and treble damages as a result of HHEM's termination of the agreement in 2005, although HHEM subsequently revoked its notice of termination. HHEM has denied liability and vigorously defended the case. In November 2011, the parties agreed to dismiss the litigation without prejudice in order to focus their time, energies and resources on negotiating a settlement and not further litigating the matter unless and until they conclude that settlement is not reasonably possible. It is not possible at this time to reasonably estimate the probability or range of any potential liability of HHEM associated with this matter, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of the Company.

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had

Page | 73

approximately $6.3 million accrued related to estimated environmental remediation costs as of December 31, 2012. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

In addition, certain subsidiaries of H&H Group have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

Among the sites where certain subsidiaries of H&H Group may have existing and material environmental liabilities are the following:

H&H has been working with the Connecticut Department of Environmental Protection ("CTDEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. H&H performed limited additional work on that site, solely in furtherance of now concluded settlement discussions between H&H and the purchaser of the Sold Parcel. Although no groundwater remediation is currently required, quarterly groundwater monitoring is required for at least another year. On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. Approximately $29.2 million was expended to date, and the remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.1 million. H&H previously received reimbursement of $2.0 million from an insurance company under a cost-cap insurance policy, and in January 2010, H&H received $1.0 million, net of attorney's fees, as the final settlement of H&H's claim for additional insurance coverage relating to the Sold Parcel. H&H also has been conducting an environmental investigation of the Adjacent Parcel and recently initiated a field study in order to assess various options for remediation of the Adjacent Parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, HHEM entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of December 31, 2012, over and above the $1.0 million, total investigation and remediation costs of approximately $2.5 million and $0.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

Page | 74

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period. With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $0.2 million relating to the "true-up" of monies previously expended for remediation and a payment of $0.3 million for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site in the amount of $2.6 million. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy ("DOE"), has been completed and the Final Status Survey was submitted to EPA in August 2012. Until the Final Status Survey is approved by the EPA, DOE will not turn over and allow access to the Superfund site to the PRPs. It is currently anticipated that the DOE will turn over the Superfund site in early 2013. Additional financial contributions will be required by the PRP Group when it obtains access to the Superfund site, as noted above. H&H's share is 14.69%. H&H has recorded a significant liability in connection with this matter. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above. On June 30, 2010, HHEM filed a Response Action Outcome Statement to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. HHEM anticipates a formal notice of audit findings from MADEP within the first half of 2013. While there can be no assurances, the Company does not expect any further liability in this matter to be material. In addition, HHEM has concluded settlement discussions with abutters of the MA Property and entered into settlement agreements with each of them. Therefore, HHEM does not expect that any claims from any additional abutters will be asserted, but there can be no such assurances.

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

Note 20 – Related Party Transactions

As of December 31, 2012, SPH Group Holdings LLC ("SPHG Holdings") and its subsidiaries were the direct owner of 7,228,735 shares of the Company's common stock, representing approximately 55.01% of outstanding shares. The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. ("SP Holdings GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SP Holdings GP. Certain other affiliates of SP Holdings GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, and Jack Howard, as Vice Chairman.

As more fully described in Note 11 - "Debt", the Company is indebted to Steel Partners Holdings ("SPH") under H&H Group's 10% Subordinated Notes. As of December 31, 2012, $0.6 million of accrued interest and $19.9 million of Subordinated Notes were owed to related parties.

On October 14, 2011, in connection with a redemption of $25.0 million of Subordinated Notes from all holders on a pro-rata basis, H&H Group redeemed $12.5 million face amount of notes held by SPHG Holdings for a total amount of $13.2 million, which included the redemption price of 102.8% of the principal amount, accrued but unpaid payment-in-kind-interest, plus accrued and unpaid cash interest. Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Units are not detachable and, accordingly, a pro-rata portion of Warrants were also redeemed.

Page | 75

On January 1, 2012, the Company entered into a Management Services Agreement ("Management Services Agreement") with SP Corporate Services LLC ("SP Corporate"), which restructured its prior management services arrangements. SP Corporate is an affiliate of SPHG Holdings and is controlled by the Company's Chairman, Warren G. Lichtenstein. Pursuant to the Management Services Agreement, SP Corporate agreed to provide the Company with the continued services of Glen M. Kassan, as the Company's Chief Executive Officer, and James F. McCabe, Jr., as the Company's Chief Financial Officer, and certain other employees and corporate services. The Management Services Agreement further provides that the Company will pay SP Corporate a fixed annual fee of approximately $10.98 million, consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement has a term of one year, which will automatically renew for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

In connection with the Management Services Agreement, the Company also entered into an Asset Purchase Agreement, dated January 1, 2012 ("Purchase Agreement"), pursuant to which the Company transferred to SP Corporate certain assets, which had previously been used, or held for use, by the Company and its subsidiaries to provide corporate services to the Company and its affiliates. In addition to certain fixed assets and contractual rights, approximately 37 employees of the Company and its subsidiaries were transferred to SP Corporate pursuant to the Purchase Agreement, including Mr. McCabe and certain other officers of the Company. All of the Company's officers who were transferred to SP Corporate pursuant to the Purchase Agreement continue to serve as officers of the Company pursuant to the Management Services Agreement. The Company's entry into the Management Services Agreement and the Purchase Agreement were approved by a special committee of the Board of Directors, composed entirely of independent directors. On December 21, 2012, the Audit Committee of the Board of Directors resolved that, effective January 1, 2013, certain individuals employed by SP Corporate and their related expenses would be transferred to the Company, and the fee paid under the Management Services Agreement will accordingly be reduced by approximately $2.0 million.

In January 2011, a special committee of the Board of Directors of the Company approved a management and services fee to be paid to SP Corporate in the amount of $1.95 million for services performed in 2010. Such amount was paid in 2011. Also, for services performed by SP Corporate in 2011, the Company incurred a management and services fee of $1.74 million. In connection with the approval of the management and services fee, in March 2011, the special committee of the Board also approved a sub-lease of office space from an affiliate of SPHG Holdings for an estimated aggregate occupancy charge of approximately $0.4 million per year. The 2011 management services fee was paid as consideration for management and advisory services with respect to operations, strategic planning, finance and accounting, sale and acquisition activities and other aspects of the Company's businesses, as well as Glen Kassan's services as Chief Executive Officer, John Quicke's services as a Vice President and other assistance from affiliates of SPHG Holdings.

In 2011 and 2010, the Company provided certain accounting services to SPH. The Company billed SPH $1.3 million and $0.6 million on account of services provided in 2011 and 2010, respectively.

Note 21 – Reportable Segments

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. The Joining Materials segment was formerly known as the Precious Metal segment. The business units principally operate in North America.

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves.

Page | 76

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the commercial refrigeration, automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

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

Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers ("OEMs"), distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

Kasco provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Other income and expense, interest expense and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

Page | 77

The following tables present information about reportable segments for the years ended December 31, 2012, 2011 and 2010:

Income Statement Data	Year Ended
(in thousands)	December 31,
	2012	2011	2010
Net sales:
Joining Materials	$174,621	$190,607	$128,360
Tubing	96,892	97,295	94,558
Engineered Materials	222,931	213,529	193,334
Arlon	80,815	81,282	75,398
Kasco	54,137	52,251	48,821
Total net sales	$629,396	$634,964	$540,471

Segment operating income:
Joining Materials (a)	$23,942	$24,747	$14,455
Tubing (b)	14,815	13,371	13,361
Engineered Materials	23,841	20,679	17,495
Arlon (c)	11,594	8,348	8,808
Kasco (d)	4,431	4,227	1,349
Total segment operating income	78,623	71,372	55,468
Unallocated corporate expenses and non-operating units	(23,387)	(19,318)	(14,241)
Proceeds from insurance claims, net
Unallocated pension expense	(3,313)	(6,357)	(4,349)
Gain (loss) from asset dispositions	93	50	(44)
Operating income	52,016	45,747	36,834
Interest expense	(16,719)	(16,268)	(26,310)
Realized and unrealized gain (loss) on derivatives	2,582	418	(5,983)
Other expense	(530)	(1,513)	(180)
Income from continuing operations before tax	$37,349	$28,384	$4,361

a)
The results for the Joining Materials segment for 2012, 2011 and 2010 include gains of $0.6 million, $1.9 million and $0.2 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

b)	Segment operating income for the Tubing segment for 2010 includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement.

c)	Segment operating income of the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write-down unused land located in Rancho Cucamonga, California to fair value.

d)
Segment operating income for the Kasco segment for 2010 includes $0.5 million of costs related to restructuring activities and $1.6 million of asset impairment charges associated with certain real property located in Atlanta, Georgia.

Page | 78

	2012	2011	2010
Capital Expenditures
Joining Materials	$2,951	$1,574	$687
Tubing	5,160	3,061	3,686
Engineered Materials	5,348	1,548	1,963
Arlon	5,113	5,055	2,552
Kasco	2,236	1,422	1,336
Corporate and other	62	64	129
	$20,869	$12,725	$10,353

	2012	2011	2010
Depreciation and Amortization
Joining Materials	$1,110	$1,373	$1,472
Tubing	2,942	2,916	2,977
Engineered Materials	4,635	4,537	4,314
Arlon	3,828	4,041	4,150
Kasco	1,920	2,199	2,587
Corporate and other	103	285	371
	$14,538	$15,351	$15,871

	2012	2011
Total Assets
Joining Materials	$53,088	$50,550
Tubing	41,717	41,346
Engineered Materials	130,527	120,111
Arlon	66,255	65,779
Kasco	25,215	24,129
Corporate and other	178,080	174,672
Discontinued operations	17,479	16,603
	$512,361	$493,190

The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets in 2012 and 2011 consist of property, plant and equipment, plus approximately $8.2 million and $7.8 million, respectively, of land and buildings from previously operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets in the consolidated balance sheets. Neither net sales nor long-lived assets from any single foreign country was material to the consolidated financial statements of the Company.

Page | 79

Geographic Information

(in thousands)	Net Sales
	2012	2011	2010
United States	$562,338	$560,783	$487,251
Foreign	67,058	74,181	53,220
	$629,396	$634,964	$540,471

(in thousands)	Long-Lived Assets
	2012	2011
United States	$71,707	$65,584
Foreign	23,150	16,682
	$94,857	$82,266

Page | 80

Note 22 – Parent Company Condensed Financial Information

As discussed in Note 11 - "Debt," certain of the Company's subsidiaries have long-term debt outstanding which place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. As these subsidiaries' restricted net assets represent a significant portion of the Company's consolidated net assets, the Company is presenting the following parent company condensed financial information. The HNH parent company condensed financial information is prepared on the same basis of accounting as the HNH consolidated financial statements, except that the HNH subsidiaries are accounted for under the equity method of accounting.

Page | 81

HANDY & HARMAN LTD. (PARENT ONLY)
Balance Sheets
(Dollars and shares in thousands)

	December 31,	December 31,
	2012	2011
ASSETS
Current Assets:
Cash and cash equivalents	$735	$1,511
Deferred income tax assets - current	8,231	17,456
Prepaid and other current assets	105	95
Total current assets	9,071	19,062
Notes receivable from Bairnco	4,627	4,067
Investments in marketable securities	17,229	25,856
Deferred income tax assets	102,221	120,317
Investments in and advances to subsidiaries, net	226,878	144,757
Total assets	$360,026	$314,059
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$99	$225
Accrued liabilities	648	1,435
Deferred income tax liabilities - current	—	87
Total current liabilities	747	1,747
Accrued interest - Handy & Harman	12,193	8,106
Notes payable to Handy & Harman	80,083	60,664
Accrued pension liability	215,075	184,544
Total liabilities	308,098	255,061
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares;
issued and outstanding 13,140 and 12,646 shares, respectively	131	127
Accumulated other comprehensive loss	(226,168)	(188,389)
Additional paid-in capital	559,970	555,746
Accumulated deficit	(282,005)	(308,486)
Total stockholders' equity	51,928	58,998
Liabilities and stockholders' equity	$360,026	$314,059

Page | 82

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Income and Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Equity in income of subsidiaries, net of tax	$35,498	$40,044	$15,435
Selling, general and administrative expenses	(7,720)	(5,883)	(4,174)
Pension expense	(3,195)	(6,316)	(4,349)
Other:
Interest expense - Handy & Handy notes payable	(4,087)	(2,889)	(2,033)
Interest income - Bairnco notes receivable	560	491	432
Other income (expense)	15	(3)	(8)
Income before tax	21,071	25,444	5,303
Tax benefit (provision)	5,410	113,331	(213)
Net income	26,481	138,775	5,090
Other comprehensive (loss) income, net of tax:
Changes in pension liability and post-retirement benefit obligations	(43,702)	(82,805)	(16,649)
Tax effect of changes in pension liability and post-retirement benefit obligations	14,455	27,211	—
Change in market value of securities	(14,948)	7,835	—
Tax effect of change in market value of securities	6,054	(3,014)	—
Foreign currency translation adjustments	362	(1,751)	(814)
Other comprehensive loss	(37,779)	(52,524)	(17,463)
Comprehensive (loss) income	$(11,298)	$86,251	$(12,373)

Page | 83

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$26,481	$138,775	$5,090
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in income of subsidiaries, net of tax	(35,498)	(40,044)	(15,435)
Payment in kind interest expense - Handy & Harman	4,087	2,889	2,033
Payment in kind interest income - Bairnco	(560)	(491)	(432)
Non-cash stock-based compensation	4,476	2,837	223
Deferred income taxes	(5,410)	(113,490)	—
Change in operating assets and liabilities:
Advances from affiliates	—	(424)	(41)
Pension payments - WHX Pension Plan	(15,919)	(15,235)	(9,522)
Pension expense	3,195	6,316	4,349
Other current assets and liabilities	(1,047)	(1,330)	1,429
Net cash used in operating activities	(20,195)	(20,197)	(12,306)
Cash flows from investing activities:
Investments in marketable securities	(6,321)	(18,021)	—
Dividends from subsidiaries	6,321	18,021	—
Net cash provided by investing activities	—	—	—
Cash flows from financing activities:
Notes payable - Handy & Harman	19,419	18,735	12,021
Net cash provided by financing activities	19,419	18,735	12,021
Net change for the year	(776)	(1,462)	(285)
Cash and cash equivalents at beginning of year	1,511	2,973	3,258
Cash and cash equivalents at end of year	$735	$1,511	$2,973

Page | 84

Note 23 – Unaudited Quarterly Results

Unaudited quarterly financial results during the years ended December 31, 2012 and 2011 were as follows:

(in thousands, except per share amounts)	Fiscal 2012 Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
Net sales	$156,713	$178,076	$156,540	$138,067
Operating income	$10,844	$20,092	$13,190	$7,890
Income from continuing operations before tax	$7,849	$17,202	$7,651	$4,647
Net income from discontinued operations	$377	$815	$997	$822
Net income	$5,097	$10,952	$5,927	$4,505
Comprehensive income (loss)	$4,946	$1,617	$9,551	$(27,412)
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.37	$0.77	$0.37	$0.28
Discontinued operations, net of tax, per share	$0.03	$0.06	$0.08	$0.06
Net income per share	$0.40	$0.83	$0.45	$0.34

(in thousands, except per share amounts)	Fiscal 2011 Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
Net sales	$146,814	$180,176	$170,079	$137,895
Operating income	$7,856	$16,008	$15,159	$6,724
(Loss) income from continuing operations before tax	$(605)	$17,704	$8,534	$2,751
Net income (loss) from discontinued operations	$6,410	$540	$346	$(2,965)
Net income	$4,822	$16,760	$7,023	$110,170
Comprehensive income (loss)	$5,579	$16,603	$4,934	$59,135
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.13)	$1.28	$0.52	$8.95
Discontinued operations, net of tax, per share	$0.52	$0.04	$0.03	$(0.24)
Net income per share	$0.39	$1.32	$0.55	$8.71

During the fourth quarter of 2011, a tax benefit of $110.4 million was recorded as a result of the non-cash reversal of the Company's deferred income tax valuation allowance. Other comprehensive losses of $29.2 million and $55.6 million, net of tax, were recorded in the fourth quarter of 2012 and 2011, respectively, principally from unrealized actuarial losses associated with the Company's defined benefit pension plans.

Note 24 – Subsequent Events

As further discussed in Note 5 - "Discontinued Operations," the Company divested substantially all of the assets and existing operations of its Continental Industries business unit in January 2013.

In connection with its Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. See Note 11 - "Debt" for further discussion of the terms of this arrangement.

Page | 85

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2012 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

Grant Thornton LLP, the independent registered public accounting firm, who audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 9B.	Other Information

No events have occurred during the fourth quarter that would require disclosure under this item.

Page | 86

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan Information" included in Item 5 of the Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2012.

Page | 87

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Listing of Documents

1.  Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Income Statements for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None.

3.  Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of the Company, as most recently amended, effective on January 3, 2011. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

3.2	Amended and Restated By Laws of WHX, as most recently amended on November 24, 2008. (incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K filed on March 30, 2010)
3.3	Amendment to Section 2.9 of the By-Laws of Handy & Harman Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 2, 2012)
3.4	Amendment to Section 4.5 of the By-Laws of Handy & Harman Ltd. (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on November 2, 2012)
4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 11, 2011)

4.2
Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 16, 2011)

4.3
Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders.  (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2011)

4.4
Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2011)

4.5
Amendment No. 4, dated May 23, 2012, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012)

Page | 88

4.6
Amendment No. 6 dated as of October 16, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 23, 2012)

4.7
Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2011)

4.8
Amendment No. 1 dated May 23, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012)

4.9
Amendment No. 3 dated as of October 16, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 23, 2012)

4.10
Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K filed on April 29, 2011)

*4.11
Amendment No. 1 dated as of October 16, 2012 to Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent.

4.12	Form of Common Stock Purchase Warrant. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)
4.13	Form of Restricted Shares Agreement. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on March 11, 2011)
*4.14
Credit Agreement, dated as of November 8, 2012, by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders.

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation ("WPSC") and Wheeling-Pittsburgh Corporation ("WPC"), the Company and certain affiliates of WPSC, WPC and the Company. (incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed May 30, 2001)

**10.2	Supplemental Executive Retirement Plan. (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company's Form 10-K filed December 27, 2006)
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.10 to the Company's Form 10-K filed December 27, 2006)

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)

**10.5	2011 Bonus Plan of the Company. (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed on March 15, 2012)
* **10.6	2012 Bonus Plan.
**10.7	2007 Incentive Stock Plan. (incorporated by reference to Appendix A to the Company's Schedule 14A filed May 3, 2012)
10.8
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006. (incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed January 4, 2007)

**10.9	Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K filed March 31, 2009)
**10.10
Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009. (incorporated by reference to Exhibit 10.16 to the Company's Form 10-K, filed March 31, 2009)

**10.11
Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009. (incorporated by reference to Exhibit 10.17 to the Company's Form 10-K, filed March 31, 2009)

Page | 89

**10.12	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.21 to the Company's Form 10-K, filed March 31, 2009)
**10.13
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed March 31, 2009)

**10.14	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K, filed March 31, 2009)
**10.15
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K, filed March 31, 2009)

**10.16
Management Services Agreement, dated as of January 1, 2012, by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC ("SP Corporate"). (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm-Grant Thornton LLP.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibit 101.INS XBRL Instance Document

*	Exhibit 101.SCH XBRL Taxonomy Extension Schema

*	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

*	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

*	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

*	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase
* - filed herewith.
** - Management contract, or compensatory plan or arrangement.

Page | 90

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Handy & Harman Ltd.

/s/ Jack L. Howard
Name:	Jack L. Howard
Title:	Vice Chairman

POWER OF ATTORNEY

Handy & Harman Ltd. and each of the undersigned do hereby appoint Jack L. Howard and James F. McCabe, Jr., and each of them severally, its or his true and lawful attorney to execute on behalf of Handy & Harman Ltd. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Warren G. Lichtenstein	February 28, 2013
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Jack L. Howard	February 28, 2013
	Jack L. Howard, Vice Chairman and Director	Date
(Principal Executive Officer)

By:	/s/ Glen M. Kassan	February 28, 2013
	Glen M. Kassan, Vice Chairman and Director	Date

By:	/s/ James F. McCabe, Jr.	February 28, 2013
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Patrick A. DeMarco	February 28, 2013
	Patrick A. DeMarco, Director	Date

By:	/s/ Robert Frankfurt	February 28, 2013
	Robert Frankfurt, Director	Date

By:	/s/ John H. McNamara, Jr.	February 28, 2013
	John H. McNamara, Jr., Director	Date

By:	/s/ Garen W. Smith	February 28, 2013
	Garen W. Smith, Director	Date

By:	/s/ Jeffrey A. Svoboda	February 28, 2013
	Jeffrey A. Svoboda, Director	Date

Page | 91