Form 10-Q
period 2013-03-31
HANDY & HARMAN LTD.
filed 2013-05-02
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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
Yes ☐    No ☒

The number of shares of Common Stock issued and outstanding as of May 1, 2013 was 13,444,432.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,438	$15,301
Trade and other receivables - net of allowance for doubtful accounts of $2,494 and $2,264, respectively	90,615	70,271
Inventories, net	59,117	51,862
Deferred income tax assets - current	24,368	24,373
Prepaid and other current assets	10,893	9,390
Assets of discontinued operations	—	17,479
Total current assets	196,431	188,676
Property, plant and equipment at cost, less accumulated depreciation	86,009	86,899
Goodwill	59,321	59,783
Other intangibles, net	32,505	33,218
Investment in associated company	19,606	17,229
Deferred income tax assets	101,411	112,568
Other non-current assets	17,477	13,988
Total assets	$512,760	$512,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$41,941	$34,570
Accrued liabilities	23,310	26,426
Accrued environmental liabilities	6,222	6,346
Accrued interest - related party	—	634
Short-term debt	713	778
Current portion of long-term debt	8,943	8,943
Deferred income tax liabilities - current	925	1,022
Liabilities of discontinued operations	—	3,429
Total current liabilities	82,054	82,148
Long-term debt	137,954	128,807
Long-term debt - related party	—	19,916
Accrued pension liability	215,881	217,141
Other post-retirement benefit obligations	5,454	5,452
Other liabilities	6,895	6,969
Total liabilities	448,238	460,433
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued and outstanding 13,444 and 13,140 shares, respectively	134	131
Accumulated other comprehensive loss	(222,753)	(226,168)
Additional paid-in capital	561,131	559,970
Accumulated deficit	(273,990)	(282,005)
Total stockholders' equity	64,522	51,928
Liabilities and stockholders' equity	$512,760	$512,361

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands except per share)	2013	2012
Net sales	$158,888	$156,713
Cost of goods sold	113,925	115,144
Gross profit	44,963	41,569
Selling, general and administrative expenses	32,349	30,113
Pension expense	1,274	612
Operating income	11,340	10,844
Other:
Interest expense	8,446	3,848
Realized and unrealized loss (gain) on derivatives	439	(898)
Other expense	145	45
Income from continuing operations before tax and equity investment	2,310	7,849
Tax provision	916	3,129
Loss from associated company, net of tax	2,837	—
(Loss) income from continuing operations, net of tax	(1,443)	4,720
Discontinued operations:
Income from discontinued operations, net of tax	83	377
Gain on disposal of assets, net of tax	9,375	—
Net income from discontinued operations	9,458	377
Net income	$8,015	$5,097
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.11)	$0.37
Discontinued operations, net of tax, per share	0.72	0.03
Net income per share	$0.61	$0.40
Weighted-average number of common shares outstanding	13,171	12,692

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Net income	$8,015	$5,097

Other comprehensive income (loss), net of tax:
Change in market value of securities	7,113	(95)
Tax effect of change in market value of securities	(3,041)	38
Foreign currency translation adjustments	(657)	(94)
Other comprehensive income (loss)	3,415	(151)

Comprehensive income	$11,430	$4,946

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Loss	Capital	Deficit	Equity
Balance, December 31, 2012	13,140	$131	$(226,168)	$559,970	$(282,005)	$51,928
Amortization, issuance and forfeitures of restricted stock grants	304	3	—	1,161	—	1,164
Unrealized gain on available-for-sale investments, net of tax	—	—	1,710	—	—	1,710
Reclassification of unrealized loss on available-for-sale investments, net of tax	—	—	2,362	—	—	2,362
Foreign currency translation adjustments	—	—	(657)	—	—	(657)
Net income	—	—	—	—	8,015	8,015
Balance, March 31, 2013	13,444	$134	$(222,753)	$561,131	$(273,990)	$64,522

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$8,015	$5,097
Adjustments to reconcile net income to net cash (used in)
provided by operating activities, net of acquisitions:
Depreciation and amortization	4,216	3,774
Non-cash stock-based compensation	1,190	670
Amortization of debt issuance costs	253	427
Loss on early retirement of debt	5,662	—
Accrued interest not paid in cash	93	555
Deferred income taxes	12,965	2,454
Gain from asset dispositions	(13)	(24)
Non-cash loss (gain) from derivatives	805	(876)
Reclassification of net cash settlements on precious metal contracts to investing activities	(366)	(22)
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on sale of assets	(20,157)	244
Change in operating assets and liabilities:
Trade and other receivables	(20,377)	(15,321)
Inventories	(7,212)	(4,036)
Prepaid and other current assets	(1,611)	(727)
Other current liabilities	(2,254)	8,869
Other items, net	(166)	(438)
Net cash (used in) provided by operating activities	(18,957)	646
Cash flows from investing activities:
Additions to property, plant and equipment	(2,727)	(2,471)
Net cash settlements on precious metal contracts	366	22
Acquisitions	271	—
Proceeds from sales of assets	56	408
Investments in associated company	—	(6,321)
Proceeds from sale of discontinued operations	32,331	—
Net cash used in investing activities of discontinued operations	—	(141)
Net cash provided by (used in) investing activities	30,297	(8,503)

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Cash flows from financing activities:
Net revolver borrowings	22,000	12,473
Net (repayments) borrowings on loans - foreign	(1,142)	548
Repayments of term loans	(2,236)	(1,113)
Repurchases of Subordinated Notes	(36,307)	—
Deferred finance charges	(15)	—
Net change in overdrafts	2,822	(2,808)
Other financing activities	(159)	(104)
Net cash (used in) provided by financing activities	(15,037)	8,996
Net change for the period	(3,697)	1,139
Effect of exchange rate changes on cash and cash equivalents	(166)	70
Cash and cash equivalents at beginning of period	15,301	6,841
Cash and cash equivalents at end of period	$11,438	$8,050

Cash paid during the period for:
Interest	$2,612	$3,426
Taxes	$1,727	$772

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements contained in Form 10-K for the year ended December 31, 2012. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Note 3 – Acquisitions

2012 Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended March 31, 2013 was approximately $5.9 million and $0.0 million, respectively, including $3.0 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final purchase price was $8.2 million, which reflects proceeds from a final working capital adjustment of $0.3 million received in February 2013. The final purchase price allocation was completed during the three months ended March 31, 2013, and the Company has recorded final goodwill totaling approximately $2.8 million in connection with the Hickman acquisition. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the three months ended March 31, 2013 was approximately $2.9 million and
$0.3 million, respectively. The results of operations of the acquired business are reported as a product line within the Company's Engineered Materials segment.

Note 4 – Discontinued Operations

The following business is classified as discontinued operations in the accompanying consolidated financial statements for 2013 and for the comparable period of 2012.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37.4 million less transaction fees, reflecting a working capital adjustment of approximately $0.1 million expected to be paid in the second quarter of 2013. Proceeds of $3.7 million are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Located in the State of Oklahoma, Continental Industries manufactures plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Engineered Materials reporting segment.

The assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheet as of December 31, 2012, which were sold as of March 31, 2013.

December 31,
(in thousands)	2012
Assets of Discontinued Operations:
Trade and other receivables	$2,729
Inventories	2,765
Prepaid and other current assets	64
Property, plant and equipment, net	2,765
Goodwill	9,156
$17,479

Liabilities of Discontinued Operations	$3,429

The net income from discontinued operations includes the following:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net sales	$1,249	$7,423
Operating income	137	634
Income tax expense	54	257
Income from discontinued operations, net of tax	83	377
Gain on disposal of assets	20,157	—
Income tax expense	10,782	—
Net income from discontinued operations	$9,458	$377

Note 5 – Inventories

Inventories at March 31, 2013 and December 31, 2012 were comprised of:

	March 31,	December 31,
(in thousands)	2013	2012
Finished products	$21,531	$20,382
In-process	11,073	9,513
Raw materials	16,694	16,507
Fine and fabricated precious metal in various stages of completion	13,224	9,599
	62,522	56,001
LIFO reserve	(3,405)	(4,139)
	$59,117	$51,862

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records its precious metal inventory at last-in, first-out ("LIFO") cost, subject to lower of cost or market with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $3.4 million as of March 31, 2013 and $4.1 million as of December 31, 2012.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2013, H&H's customer metal consisted of 185,049 ounces of silver, 556 ounces of gold and 1,399 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
(in thousands, except per ounce)	2013	2012
Precious metals stated at LIFO cost	$9,819	$5,460
Market value per ounce:
Silver	$28.37	$30.20
Gold	$1,595.30	$1,675.40
Palladium	$767.50	$702.85

Note 6 – Goodwill and Other Intangibles

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

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2013 were as follows:

(in thousands)
Segment	Balance at January 1, 2013	Foreign Currency Translation Adjustment	Additions	Adjustments	Balance at March 31, 2013	Accumulated Impairment Losses
Joining Materials	$1,494	$(8)	$—	$—	$1,486	$—
Tubing	1,895	—	—	—	1,895	—
Engineered Materials	47,096	—	—	(454)	46,642	—
Arlon	9,298	—	—	—	9,298	(1,140)
	$59,783	$(8)	$—	$(454)	$59,321	$(1,140)

The $0.5 million adjustment to goodwill recorded during the three months ended March 31, 2013 within the Engineered Materials segment is related to final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year acquisition of Hickman. For additional information, see Note 3 - "Acquisitions."

Other intangible assets as of March 31, 2013 and December 31, 2012 consisted of:

(in thousands)	March 31, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$39,115	$(13,877)	$25,238	$38,825	$(13,232)	$25,593
Trademarks, trade names and brand names	5,048	(1,714)	3,334	5,048	(1,634)	3,414
Patents and patent applications	4,848	(1,615)	3,233	4,789	(1,523)	3,266
Non-compete agreements	906	(816)	90	906	(809)	97
Other	1,607	(997)	610	1,762	(914)	848
Total	$51,524	$(19,019)	$32,505	$51,330	$(18,112)	$33,218

Amortization expense totaled $0.9 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Investments

On March 31, 2013 and December 31, 2012, the Company held an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment increased from $17.2 million at December 31, 2012 to $19.6 million at March 31, 2013 due entirely to changes in the share price of ModusLink's common stock.

As of March 11, 2013, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 6,481,185 ModusLink common shares, which represented 14.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). On February 11, 2013, SPLP entered into an agreement ("Investment Agreement") whereby, under certain conditions, it agreed to purchase 7,500,000 shares of ModusLink common stock at a price of $4.00 per share and receive warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share.

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As a result of this transaction, SPLP and HNH own 15.6% and 11.6% of ModusLink's common stock, respectively, for an aggregate ownership of 27.2% as of March 31, 2013. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock will expire on the date that is five years following the closing of the Investment Agreement.

HNH has historically accounted for its investment in ModusLink as an available-for-sale security in non-current assets. As of December 31, 2012, the cost of the Company's investment in ModusLink was $24.3 million, and the fair value was $17.2 million. The unrealized loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also on the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income (loss).

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.6% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of ModusLink, and therefore its investment in ModusLink is subject to the equity method of accounting as of March 12, 2013.

HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of ModusLink in its consolidated financial statements. As a result, the Company will carry its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income. On March 12, 2013, the accumulated unrealized loss of $4.3 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of a tax benefit of $1.9 million, was reclassified to earnings. An unrealized loss of $2.8 million is included in loss from associated company, net of tax, on the consolidated income statement for the three months ended March 31, 2013, primarily as a result of the aforementioned transfer from accumulated other comprehensive loss. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated income statement.

Summarized information as to assets, liabilities and results of operations of ModusLink for the quarter ended January 31, 2013, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	January 31,	July 31,
	2013	2012
Current assets	$298,520	$295,887
Non-current assets	$59,805	$62,995
Current liabilities	$199,450	$182,376
Non-current liabilities	$11,178	$11,374
Stockholders' equity	$147,697	$165,132

	Three Months Ended
	January 31,
	2013	2012
Net revenue	$203,436	$169,435
Gross profit	$20,278	$15,409
Loss from continuing operations	$(12,417)	$(12,341)
Net loss	$(12,550)	$(12,876)

Note 8 – Debt

Debt at March 31, 2013 and December 31, 2012 was as follows:

(in thousands)	March 31,	December 31,
	2013	2012
Short term debt
Foreign	$713	$778
Long-term debt
Senior Term Loan	112,844	115,000
Revolving Facility	22,000	—
Subordinated Notes, net of unamortized discount	—	9,440
Other H&H debt - domestic	8,518	8,597
Foreign loan facilities	3,535	4,713
Sub total	146,897	137,750
Less portion due within one year	8,943	8,943
Long-term debt	137,954	128,807
Long-term debt - related party
Subordinated Notes, net of unamortized discount	—	19,916
Total long-term debt	137,954	148,723
Total debt	$147,610	$158,444

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90.0 million and a term loan ("Senior Term Loan") in an aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). The term loan requires quarterly principal payments of $2.2 million, $3.6 million, $4.3 million, $4.3 million and $4.3 million in years 1 to 5 of the agreement, respectively. The facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan").

Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.96% and 5.00%, respectively, at March 31, 2013, and the Company was in compliance with all debt covenants at March 31, 2013.

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

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group has instructed Wells Fargo to redeem, on April 25, 2013, approximately $31.8 million principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes are part of a unit ("Unit"), and each Unit consists of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of the Company ("Warrants"). Until October 14, 2013, the Subordinated

Notes and Warrants which comprise the Unit are not detachable, and accordingly, all Units are also being redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 includes a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Note 9 – Derivative Instruments

Precious Metal

H&H's precious metal inventory is subject to market price fluctuations. H&H enters into commodity futures and forward contracts on its precious metal inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. As of March 31, 2013, the Company had entered into future contracts with a value of $1.6 million for gold and $4.8 million for silver. There were no forward contracts outstanding at March 31, 2013.

The future contracts are exchange traded contracts through a third party broker. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available.

As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the Company's consolidated income statement. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's costs. The three months ended March 31, 2013 and 2012 included gains of $0.4 million and $0.3 million, respectively, on precious metal contracts.

As of March 31, 2013, the Company had the following outstanding future contracts with settlement dates ranging from May to June, 2013.

Commodity	Amount
Silver	165,000	ounces
Gold	1,000	ounces

The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 8 - "Debt," H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. H&H Group entered into the interest rate swap as an economic hedge of its debt but has elected not to account for the interest rate swap agreement as a hedge under Accounting Standards Codification 815, Derivatives and Hedging. The Company records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense on the consolidated income statement as the hedge is intended to offset interest rate movements.

The Company's Subordinated Notes issued in October 2010 had call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 8 - "Debt," on March 26, 2013, the Company discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are zero as of March 31, 2013. For the three months ended March 31, 2013, a mark-to-market loss of $0.8 million was recognized in realized and unrealized loss (gain) on derivatives, principally due to the redemption of the Subordinated Notes and Warrants. This compared to a gain of $0.6 million for the three months ended March 31, 2012.

Effect of Derivative Instruments on the Consolidated Income Statements

(in thousands)		Three Months Ended
		March 31,
Derivative	Income Statement Line	2013	2012
Commodity contracts	Realized and unrealized (loss) gain on derivatives	$354	$257
Interest rate swap agreement	Interest expense	(277)	—
Derivative features of Subordinated Notes	Realized and unrealized (loss) gain on derivatives	(793)	641
	Total derivatives not designated as hedging instruments	$(716)	$898
	Total derivatives	$(716)	$898

U.S. GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2013	2012
Commodity contracts	Other current assets	$88	$100
Interest rate swap agreement	Other liabilities	(277)	—
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	—	793
	Total derivatives not designated as hedging instruments	$(189)	$893
	Total derivatives	$(189)	$893

Note 10 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension cost for the Company's pension plans for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
(in thousands)	2013	2012
Interest cost	$4,644	$5,349
Expected return on plan assets	(5,983)	(6,767)
Amortization of prior service cost	8	10
Amortization of actuarial loss	2,605	2,020
Total	$1,274	$612

The actuarial loss occurred principally because the investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions. The actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. The Company believes that the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

The Company expects to have required minimum contributions to the WHX Pension Plan of $10.9 million for the remainder of 2013, $19.2 million, $20.4 million, $17.4 million, $16.9 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.6 million and $0.5 million for the three months ended March 31, 2013 and 2012, respectively.

Note 11 – Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) and its components follow:

(in thousands)	Unrealized Gain (Loss) on Marketable Equity Securities	Foreign Currency Translation Adjustments	Change in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2012	$(4,072)	$2,481	$(224,577)	$(226,168)
Current period income (loss)	1,710	(657)	—	1,053
Reclassification of unrealized loss on available-for-sale investments, net of tax	$2,362	—	—	2,362
Balance at March 31, 2013	$—	$1,824	$(224,577)	$(222,753)

As discussed in Note 7 - "Investments," HNH historically accounted for its investment in ModusLink as an available-for-sale security. The unrealized loss associated with this security was included in accumulated other comprehensive loss, and the change in the unrealized gain or loss was included in other comprehensive income (loss). During the quarter ended March 31, 2013, HNH concluded that it now has significant influence over the operating and financial policies of ModusLink, and therefore its investment in ModusLink is subject to the equity method of accounting. HNH has elected the option to value the investment using fair value, and as a result, will carry it on the consolidated balance sheet at fair value, with unrealized gains and losses reported in net income. On March 12, 2013, the accumulated unrealized loss of $2.4 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of tax, was reclassified out of accumulated other comprehensive loss and into earnings.

Note 12 – Stock-Based Compensation

In March 2013, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 315,088 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock. Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock.

Compensation expense is recognized in the consolidated income statement on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2013 vest in equal annual installments over a three year period from the grant date. The restricted stock grants to the Company's directors vest one year from the grant date.

The Company allows grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the three months ended March 31, 2013, 1,716 shares were foregone by employees in connection with income tax withholding obligations.

Restricted stock activity under the Company's 2007 Plan was as follows for the three months ended March 31, 2013:

(shares)	Employees	Directors	Total
Balance, January 1, 2013	503,440	458,000	961,440
Granted	153,088	162,000	315,088
Forfeited	(8,944)	—	(8,944)
Reduced for income tax obligations	(1,716)	—	(1,716)
Balance, March 31, 2013	645,868	620,000	1,265,868

Vested	288,320	449,000	737,320
Non-vested	357,548	171,000	528,548

The Company has recognized compensation expense related to restricted shares of $1.2 million and $0.7 million for the three months ended March 31, 2013 and 2012, respectively. Unearned compensation expense related to restricted shares at March 31, 2013 is $7.5 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended March 31, 2013 and 2012, tax provisions from continuing operations of $0.9 million and $3.1 million were recorded, respectively. The effective tax rates in the three months ended March 31, 2013 and 2012 were 39.7% and 39.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended March 31,
(in thousands, except per share)	2013	2012
(Loss) income from continuing operations, net of tax	$(1,443)	$4,720
Weighted-average number of common shares outstanding	13,171	12,692
(Loss) income from continuing operations, net of tax, per share	$(0.11)	$0.37
Net income from discontinued operations	$9,458	$377
Weighted-average number of common shares outstanding	13,171	12,692
Discontinued operations, net of tax, per share	$0.72	$0.03
Net income	$8,015	$5,097
Weighted-average number of common shares outstanding	13,171	12,692
Net income per share	$0.61	$0.40

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of stock options, outstanding during the three months ended March 31, 2013 and 2012, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of March 31, 2013, stock options for an aggregate of 44,700 shares are excluded from the calculations above.

Note 15 – Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the "exit price") in an orderly transaction between market participants at the measurement date. Fair value measurements are broken down into three levels based on the reliability of inputs as follows:

Level 1 inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The valuation under this approach does not entail a significant degree of judgment ("Level 1").

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

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for the Company's long-term debt which has variable interest rates.

The fair value of the Company's investment in associated company is a Level 1 measurement because the underlying security is listed on a national securities exchange.

The derivative instruments that the Company purchases in connection with its precious metal inventory, specifically commodity futures and forwards contracts on precious metals, are valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreement associated with its Senior Credit Facility is considered a Level 2 measurement as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 8 - "Debt") were valued at fair value on a recurring basis and were considered Level 3 measurements.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of March 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$19,606	$19,606	$—	$—
Commodity contracts on precious metals	$88	$88	$—	$—
Interest rate swap agreement	$(277)	$—	$(277)	$—

	Asset (Liability) as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment in associated company	$17,229	$17,229	$—	$—
Commodity contracts on precious metals	$100	$127	$(27)	$—
Derivative features of Subordinated Notes	$793	$—	$—	$793

(in thousands)	Three Months Ended
Activity	March 31, 2013
Beginning balance	$793
Total net gains (losses) included in:
Net income	(793)
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net transfers into / (out of) Level 3	—
Ending balance	$—

The loss of $0.8 million in the fair value of the derivative features of Subordinated Notes for the three months ended March 31, 2013 noted above resulted principally from the redemption of the Company's Subordinated Notes and related Warrants on March 26, 2013 (see Note 8 - "Debt"). The valuation of the derivative features of the Subordinated Notes and Warrants utilized a customized binomial model, which valued the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH's stock were significant inputs that influenced the valuation of the derivative.

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.2 million as of March 31, 2013, are carried at the lower of cost or fair value, and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

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

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $6.2 million accrued related to estimated environmental remediation costs as of March 31, 2013. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, HHEM entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of March 31, 2013, over and above the $1.0 million, total investigation and remediation costs of approximately $2.6 million and $0.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. In December 2008, the EPA lodged the consent decree with the United States District Court for the District of Massachusetts and the consent decree was entered on January 27, 2009, after no comments were received during the thirty-day comment period. With the entry and filing of the consent decree, H&H was required to make two payments in 2009: one payment of $0.2 million relating to the "true-up" of monies previously expended for remediation and a payment of $0.3 million for H&H's share of the early action items for the remediation project. In addition, on March 11, 2009, HNH executed a financial guaranty of H&H's obligations in connection with the Superfund site in the amount of $2.6 million. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund site, under the direction of the Department of Energy ("DOE"), has been completed and the Final Status Survey was submitted to EPA in August 2012. The Final Status Survey was recently approved by the EPA, and the PRPs were granted access verbally to the Superfund site in November 2012. Additional financial contributions will be required to be made in early June 2013, and H&H's share is 14.69%. H&H has recorded a significant liability in connection with this matter. There can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

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

Note 17 – Related Party Transactions

As of March 31, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 53.8% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, and Jack Howard, as Vice Chairman.

The Company was indebted to SPLP under H&H Group's 10% Subordinated Notes until March 26, 2013, when it delivered an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 8 - "Debt." In connection with this redemption, SPLP is entitled to receive proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of notes held by SPLP.

On January 1, 2012, the Company entered into a Management Services Agreement ("Management Services Agreement") with SP Corporate Services LLC ("SP Corporate"). Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. Effective January 1, 2013, certain individuals employed by SP Corporate and their related expenses were transferred to the Company, and the fee paid under the Management Services Agreement was accordingly reduced by approximately $2.0 million. On March 27, 2013, the Company and SP Corporate entered into a First Amendment to the Management Services Agreement to modify the titles and designation of certain officers to be provided pursuant to the Management Services Agreement, and to adjust the fee thereunder, reflecting the aforementioned employee transfer and related change in the scope of services provided under the Management Services Agreement.

The amended Management Services Agreement provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement, effective January 1, 2013. The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company. Prior to the First Amendment, the Management Services Agreement provided that the Company pay SP Corporate a fixed annual fee of approximately $10.98 million in 2012, consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement.

The Management Services Agreement has a term of one year, and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

In connection with the Investment Agreement discussed in Note 7 - "Investments," ModusLink agreed to reimburse SPLP's reasonably documented out-of-pocket expenses associated with the agreement up to a maximum of $0.2 million, which was principally paid by and reimbursed to HNH.

Note 18 – Reportable Segments

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

Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers, distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

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

The following table presents information about reportable segments for the three months ended March 31, 2013 and 2012:

Income Statement Data	Three Months Ended
(in thousands)	March 31,
	2013	2012
Net sales:
Joining Materials	$44,530	$47,839
Tubing	24,893	25,791
Engineered Materials	53,692	49,690
Arlon	21,304	20,005
Kasco	14,469	13,388
Total net sales	$158,888	$156,713

Segment operating income:
Joining Materials	$5,747	$5,614
Tubing	3,810	3,545
Engineered Materials	4,150	3,898
Arlon	3,091	2,529
Kasco	1,291	1,157
Total segment operating income	18,089	16,743
Unallocated corporate expenses and non-operating units	(5,488)	(5,311)
Unallocated pension expense	(1,274)	(612)
Gain from asset dispositions	13	24
Operating income	11,340	10,844
Interest expense	(8,446)	(3,848)
Realized and unrealized (loss) gain on derivatives	(439)	898
Other expense	(145)	(45)
Income from continuing operations before tax and equity investment	$2,310	$7,849

Note 19 – Subsequent Events

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an Asset Purchase Agreement dated as of April 16, 2013 ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business (the "Acquisition"). The purchase price for the Acquisition is approximately $60 million, subject to a working capital adjustment and certain potential reductions as provided in the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants. Subject to certain limitations, the Seller and the Buyer have each agreed to indemnify the other for breaches of representations, warranties and covenants and other specified matters, and the Seller's indemnification obligations are secured, in part, by an escrow of a portion of the purchase price.

The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the Acquisition was from cash on hand and borrowings under the Company's Senior Credit Facility, which was amended in connection with the Acquisition to increase the lenders' commitments under the Company's Revolving Facility and Senior Term Loan by $20.0 million and $10.0 million, respectively. Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the Senior Credit Facility.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Engineered Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

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

Engineered Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers; a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping; and electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. We believe that our primary business unit in the Engineered Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. In January 2013, we divested substantially all of the assets and existing operations of our Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. The results of this business unit have been classified as discontinued operations in the Company's consolidated financial statements for 2013, as well as all historical periods, and are not reflected in the tables and discussion of the Company's continuing operations below.

Arlon provides high performance materials for the printed circuit board ("PCB") industry and silicone rubber-based insulation materials used in a broad range of industrial, military/aerospace, consumer and commercial markets. It also supplies high technology circuit substrate laminate materials to the PCB industry. Products are marketed principally to original equipment manufacturers, distributors and PCB manufacturers globally. Arlon also manufactures a line of market leading silicone rubber materials used in a broad range of military, consumer, industrial and commercial products.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

The operating results for the three months ended March 31, 2013 and 2012 are summarized in the following table:

	Three Months Ended
	March 31,
(in thousands)	2013	2012

Net sales	$158,888	$156,713
Gross profit	44,963	41,569
Gross profit margin	28.3%	26.5%
Selling, general and administrative expenses	32,349	30,113
Pension expense	1,274	612
Operating income	11,340	10,844
Other:
Interest expense	8,446	3,848
Realized and unrealized loss (gain) on derivatives	439	(898)
Other expense	145	45
Income from continuing operations before tax and equity investment	2,310	7,849
Tax provision	916	3,129
Loss from associated company, net of tax	2,837	—
(Loss) income from continuing operations, net of tax	$(1,443)	$4,720

Net Sales

Net sales for the three months ended March 31, 2013 increased by $2.2 million, or 1.4%, to $158.9 million, as compared to $156.7 million for the same period in 2012. Value added sales increased by $4.3 million on higher volume, primarily from the Engineering segment, and were partially offset by the impact of lower average precious metal prices of $2.1 million, principally due to silver. The average silver market price was approximately $30.01 per troy ounce in the first quarter of 2013, as compared to $32.85 per troy ounce during the same period of 2012.

Gross Profit

Gross profit for the three months ended March 31, 2013 increased to $45.0 million, as compared to $41.6 million for the same quarter of 2012, and as a percentage of net sales, increased to 28.3%, as compared to 26.5% in the first quarter last year. The gross margin improvement of 1.8% was principally due to favorable product mix, effective cost control and improved operating efficiency at our manufacturing plants across all segments. In addition, lower average precious metal prices, principally silver, also contributed to the increase in gross margin by 0.4% in the three months ended March 31, 2013. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials segment's gross profit margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2013 were $32.3 million, or 20.4% of net sales, as compared to $30.1 million, or 19.2% of net sales, for the same period a year ago. The increase in SG&A as a percentage of net sales was primarily due to higher non-cash stock-based compensation expense and the Company's business development activities associated with our planned acquisition of Wolverine Joining Technologies, LLC. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Pension Expense

Non-cash pension expense was $1.3 million for the three months ended March 31, 2013, which was $0.7 million higher than the three months ended March 31, 2012. The increase in non-cash pension expense was primarily due to the fact that investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") have been lower than actuarial assumptions. We currently expect non-cash pension expense to be approximately $5.1 million in 2013, as compared to $3.3 million in 2012.

Interest Expense

Interest expense for the three months ended March 31, 2013 was $8.4 million, as compared to $3.8 million for the same period of 2012. On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") and irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the indenture. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was partially offset by a lower average interest rate in the three months ended March 31, 2013, principally due to the Company's debt refinancing in the fourth quarter of 2012.

Realized and Unrealized (Loss) Gain on Derivatives

Realized and unrealized (loss) gain on derivatives for the three months ended March 31, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended
	March 31,
Derivative	2013	2012
Commodity contracts	$354	$257
Derivative features of Subordinated Notes	(793)	641
Total realized and unrealized (loss) gain on derivatives	$(439)	$898

H&H utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. In addition, the Company's Subordinated Notes had embedded call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. For the three months ended March 31, 2013, a mark-to-market loss of $0.8 million was recognized in realized and unrealized loss (gain) on derivatives, principally due to the redemption of the Subordinated Notes and Warrants.

Loss from Associated Company

As described in Note 7 - "Investments" to its consolidated financial statements, the Company concluded that it gained significant influence over the operating and financial policies of ModusLink Global Solutions, Inc. ("ModusLink") during the three months ended March 31, 2013. The $2.8 million loss from associated company, net of tax, for the three months ended March 31, 2013 is primarily the result of the reclassification of its historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings.

Income Taxes

For the three months ended March 31, 2013 and 2012, tax provisions from continuing operations of $0.9 million and $3.1 million were recorded, respectively. The effective tax rates in the three month ended March 31, 2013 and 2012 were 39.7% and 39.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods.

Segment Analysis

Segment sales and operating income data for the three months ended March 31, 2013 and 2012 are shown in the following table:

	Three Months Ended March 31,
(in thousands)			%
	2013	2012	Change
Net sales:
Joining Materials	$44,530	$47,839	(6.9)%
Tubing	24,893	25,791	(3.5)%
Engineered Materials	53,692	49,690	8.1%
Arlon	21,304	20,005	6.5%
Kasco	14,469	13,388	8.1%
Total net sales	$158,888	$156,713	1.4%
Segment operating income:
Joining Materials	5,747	5,614	2.4%
Tubing	3,810	3,545	7.5%
Engineered Materials	4,150	3,898	6.5%
Arlon	3,091	2,529	22.2%
Kasco	1,291	1,157	11.6%
Total segment operating income	$18,089	$16,743	8.0%

Joining Materials

For the three months ended March 31, 2013, the Joining Materials segment net sales decreased by $3.3 million, or 6.9%, to $44.5 million, as compared to net sales of $47.8 million for the same period of 2012. The decrease in net sales was driven by lower sales volume and a decrease of approximately $2.84 per troy ounce in the average market price of silver during the first quarter of 2013, as compared to the same period of 2012. The effect of lower average precious metal prices reduced net sales by $2.1 million on a quarter versus prior year's quarter basis. Lower organic sales volume was primarily driven by lower demand from the mining and exploration industries as a result of slow growth of the global economy.

Segment operating income for the first quarter of 2013 increased by $0.1 million to $5.7 million, as compared to $5.6 million during the first quarter of 2012. During the first quarter of 2013, higher gross profit margin as a result of product mix and lower silver prices was partially offset by lower sales volume, as compared to the same quarter of 2012. The Joining Segment's operating income was also unfavorably impacted by higher SG&A associated with business development activities related to our planned acquisition of Wolverine Joining Technologies, LLC.

Tubing

For the three months ended March 31, 2013, the Tubing segment net sales decreased by $0.9 million, or 3.5%, to $24.9 million, as compared to $25.8 million in the first quarter of 2012. The decrease was principally from the home refrigeration market served by the Specialty Tubing Group, partially offset by higher sales volume from the energy and defense sectors served by the Stainless Steel Tubing Group.

Segment operating income for the first quarter of 2013 increased by $0.3 million, or 7.5%, to $3.8 million, as compared to $3.5 million in the first quarter of 2012. Gross profit margin improvement driven by favorable product mix was partially offset by reduced sales volume.

Engineered Materials

For the three months ended March 31, 2013, the Engineered Materials segment net sales increased by $4.0 million, or 8.1%, to $53.7 million, as compared to $49.7 million for the same period of 2012. The increase in net sales was primarily the result of higher sales of FastenMaster products for the home center segment, as well as $2.9 million of incremental sales associated with the acquisition of the operations of W.P. Hickman Company in December 2012.

Segment operating income increased by $0.3 million to $4.2 million for the three months ended March 31, 2013, as compared to $3.9 million for the same period of 2012. Gross profit margin for the three months ended March 31, 2013 was higher compared to the three months ended March 31, 2012 primarily due to increased sales of high margin branded fasteners in the first quarter of 2013, as compared to the first quarter of 2012.

Arlon

For the three months ended March 31, 2013, the Arlon segment net sales increased by $1.3 million, or 6.5%, to $21.3 million, as compared to $20.0 million for the first quarter of 2012. The increased sales were driven by higher demand for printed circuit board materials related to the telecommunications infrastructure in China.

Segment operating income increased by $0.6 million to $3.1 million for the three months ended March 31, 2013, as compared to $2.5 million for the same period of 2012. Gross margin was higher during the first quarter of 2013, as compared to the first quarter of 2012 primarily due to favorable product mix and effective cost control.

Kasco

For the three months ended March 31, 2013, the Kasco segment net sales increased 8.1%, to $14.5 million, as compared to $13.4 million for the first quarter of 2012. The sales improvements were principally from its route business and equipment sales in North America.

Segment operating income increased by $0.1 million to $1.3 million for the three months ended March 31, 2013, as compared to $1.2 million for the same period of 2012. Improvements in gross margin resulted from increased route business.

Discussion of Consolidated Statement of Cash Flows

Comparison of the Three Months Ended March 31, 2013 and 2012

Operating Activities

For the three months ended March 31, 2013, $19.0 million was used in operating activities, $30.3 million was provided by investing activities and $15.0 million was used in financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the three months ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$8,015	$5,097
Adjustments to reconcile net income to net cash (used in)
provided by operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	4,216	3,774
Non-cash stock-based compensation	1,190	670
Accrued interest not paid in cash	93	555
Loss on early retirement of debt	5,662	—
Non-cash pension expense	1,274	612
Non-cash loss (gain) from derivatives	805	(876)
Deferred income taxes	12,965	2,454
Other	(126)	381
Net income after non-cash items	34,094	12,667
Discontinued operations	(20,157)	244
Pension payments	(2,525)	(2,897)
Working capital:
Trade and other receivables	(20,377)	(15,321)
Precious metal inventory	(4,358)	(3,472)
Inventories other than precious metal	(2,854)	(564)
Other current assets	(1,611)	(727)
Other current liabilities	(1,003)	11,154
Total working capital effect	(30,203)	(8,930)
Other items-net	(166)	(438)
Net cash (used in) provided by operating activities	$(18,957)	$646

The Company reported net income of $8.0 million for the three months ended March 31, 2013, which included $26.1 million of non-cash expense items such as depreciation and amortization of $4.2 million, non-cash stock-based compensation of $1.2 million and non-cash pension expense of $1.3 million. Other non-cash items also included a deferred income tax change of $13.0 million and loss on redemption of Subordinated Notes of $5.7 million. The deferred income tax change is primarily attributable to the use of federal net operating loss carryforwards associated with the sale of discontinued operations, which resulted in a non-cash gain of $20.2 million. Working capital used $30.2 million of cash during the three months ended March 31, 2013, and the Company made pension plan payments of $2.5 million. As a result, net cash used in operating activities was $19.0 million for the three months ended March 31, 2013.

The Company reported net income of $5.1 million for the three months ended March 31, 2012, which included $7.6 million of non-cash expense items such as depreciation and amortization of $3.8 million, non-cash stock-based compensation of $0.7 million and non-cash pension expense of $0.6 million. Other non-cash items included deferred income tax change of $2.5 million and accrued interest not paid in cash of $0.6 million, which were partially offset by an unrealized gain on derivatives of $0.9 million. Working capital used $8.9 million of cash during the three months ended March 31, 2012, and the Company made pension plan payments of $2.9 million. As a result, net cash provided from operations was $0.6 million for the three months ended March 31, 2012.

Operating cash flow for the three months ended March 31, 2013 was $19.6 million lower, as compared to the same period of 2012. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the three months ended March 31, 2013, which was partially offset by higher net income. Trade and other receivables used $20.4 million during the three month period of 2013, as compared to a use of $15.3 million for the same period of 2012, primarily due to higher net sales. Inventories used $7.2 million during the three month period of 2013, as compared to $4.0 million for the same period in 2012, also based on higher sales volumes. Other current liabilities used $1.0 million for the three months ended March 31, 2013 and provided $11.2 million for the same period of 2012, respectively. Trade payables were lower at the end of the first quarter of 2013 primarily due to lower precious metal inventories and the acceleration of certain raw material supplier payments for cash discounts, as compared to the end of first quarter in 2012, as were accrued liabilities based on the timing of annual bonus payments.

Investing Activities

Investing activities provided $30.3 million of cash for the three months ended March 31, 2013 and used $8.5 million during the same period of 2012. The 2013 balance included proceeds from sale of discontinued operations of $32.3 million. Capital spending in the 2013 period of $2.7 million was comparable with $2.5 million in the 2012 period. During the first quarter of 2012, the Company invested approximately $6.3 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the three months ended March 31, 2013, the Company's financing activities used $15.0 million of cash. This included repayments of $2.2 million on its domestic term loans and $36.3 million used for the repurchase of the Company's Subordinated Notes during the three months ended March 31, 2013, which were partially offset by net borrowings of $22.0 million on its revolving credit facility.

In the first quarter of 2012, financing activities provided $9.0 million of cash, including $12.5 million of net borrowings on the Company's revolving credit facility and proceeds from additional foreign term loans of $0.5 million during the three month period. The Company also paid down $1.1 million on its domestic term loans during the three months ended March 31, 2012.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of March 31, 2013, the Company's current assets totaled $196.4 million, its current liabilities totaled $82.1 million and its working capital was $114.4 million, as compared to working capital of $106.5 million as of December 31, 2012. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $10.9 million for the remainder of 2013, $19.2 million, $20.4 million, $17.4 million, $16.9 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

H&H Group has entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an initial aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). As of March 31, 2013, H&H Group's availability under its revolving credit facility was $57.4 million. In connection with the Company's acquisition of substantially all of the assets of Wolverine Joining Technologies, LLC, which closed on April 26, 2013 and is further discussed in Note 19 - "Subsequent Events" to the Company's consolidated financial statements, the Company's Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20.0 million and $10.0 million, respectively. Funding of the purchase price for the Acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's balance sheet. As of March 31, 2013, H&H's customer metal consisted of 185,049 ounces of silver, 556 ounces of gold and 1,399 ounces of palladium.

*******

When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "anticipate", "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, the ability of the Company to develop markets and sell its products and the effects of competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2013, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Contingencies," of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

During the three months ended March 31, 2013, shares of common stock were foregone by certain employees and service providers, at their option, for state and federal income tax obligations attributable to the vesting of certain shares of restricted stock previously granted to such individuals. The following table provides information on the shares foregone during the three months ended March 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2013 to January 31, 2013	—		N/A	N/A
February 1, 2013 to February 28, 2013	—		N/A	N/A
March 1, 2013 to March 31, 2013	1,716	$16.04	N/A	N/A
	1,716		N/A	N/A

Item 6. - Exhibits

*	Exhibit 10.1 First Amendment dated March 27, 2013 to Management Services Agreement between the Company and SP Corporate Services LLC.

**, ***	Exhibit 10.2 Form of Restricted Share Agreement.

****
Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****
Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

****
Exhibit 32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code.

****	Exhibit 101.INS XBRL Instance Document

****	Exhibit 101.SCH XBRL Taxonomy Extension Schema

****	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

****	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

****	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

****	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2013.
**	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2013.
***	Management contract or compensatory plan or arrangement.
****	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN LTD.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 2, 2013