Form 10-Q
period 2013-06-30
HANDY & HARMAN LTD.
filed 2013-08-02
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of July 31, 2013 was 13,328,228.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,404	$15,301
Trade and other receivables - net of allowance for doubtful accounts of $2,148 and $2,004, respectively	102,278	66,628
Inventories, net	67,788	47,530
Deferred income tax assets - current	24,411	24,373
Prepaid and other current assets	20,445	8,016
Assets of discontinued operations	3,792	32,111
Total current assets	229,118	193,959
Property, plant and equipment at cost, less accumulated depreciation	88,013	81,729
Goodwill	73,226	59,783
Other intangibles, net	45,348	33,218
Investment in associated company	18,893	17,229
Deferred income tax assets	95,563	112,568
Other non-current assets	17,393	13,875
Total assets	$567,554	$512,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$42,583	$29,530
Accrued liabilities	27,756	25,735
Accrued environmental liabilities	5,415	6,346
Accrued interest - related party	—	634
Short-term debt	595	778
Current portion of long-term debt	12,818	8,943
Deferred income tax liabilities - current	645	1,022
Liabilities of discontinued operations	1,861	9,160
Total current liabilities	91,673	82,148
Long-term debt	173,114	128,807
Long-term debt - related party	—	19,916
Accrued pension liability	214,386	217,141
Other post-retirement benefit obligations	3,916	5,452
Other liabilities	6,899	6,969
Total liabilities	489,988	460,433
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,444 and 13,140 shares, respectively	134	131
Accumulated other comprehensive loss	(221,935)	(226,168)
Additional paid-in capital	562,511	559,970
Treasury stock, at cost - 61 and 0 shares, respectively	(1,028)	—
Accumulated deficit	(262,116)	(282,005)
Total stockholders' equity	77,566	51,928
Liabilities and stockholders' equity	$567,554	$512,361

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2013	2012	2013	2012
Net sales	$182,084	$164,430	$331,041	$308,816
Cost of goods sold	130,419	114,754	235,404	218,998
Gross profit	51,665	49,676	95,637	89,818
Selling, general and administrative expenses	32,307	29,627	63,804	58,675
Pension expense	1,394	652	2,668	1,264
Operating income	17,964	19,397	29,165	29,879
Other:
Interest expense	1,641	4,350	10,087	8,199
Realized and unrealized gain on derivatives	(1,492)	(1,612)	(1,053)	(2,510)
Other expense	128	113	264	125
Income from continuing operations before tax and equity investment	17,687	16,546	19,867	24,065
Tax provision	7,038	6,824	7,905	9,832
Loss from associated company, net of tax	438	—	3,275	—
Income from continuing operations, net of tax	10,211	9,722	8,687	14,233
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(803)	1,230	(603)	1,815
Gain on disposal of assets, net of tax	2,464	—	11,805	—
Net income from discontinued operations	1,661	1,230	11,202	1,815
Net income	$11,872	$10,952	$19,889	$16,048
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.76	$0.74	$0.66	$1.10
Discontinued operations, net of tax, per share	0.12	0.09	0.84	0.14
Net income per share	$0.88	$0.83	$1.50	$1.24
Weighted-average number of common shares outstanding	13,433	13,144	13,302	12,918

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income	$11,872	$10,952	$19,889	$16,048

Other comprehensive income (loss), net of tax:
Change in market value of securities	—	(14,320)	7,113	(14,415)
Tax effect of change in market value of securities	—	5,829	(3,041)	5,867
Changes in pension liability and post-retirement benefit obligations	1,449	—	1,449	—
Tax effect of changes in pension liability and post-retirement benefit obligations	(580)	—	(580)	—
Foreign currency translation adjustments	(50)	(844)	(708)	(938)
Other comprehensive income (loss)	819	(9,335)	4,233	(9,486)

Comprehensive income	$12,691	$1,617	$24,122	$6,562

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(Dollars and shares in thousands)
	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2012	13,140	$131	$(226,168)	$559,970	$—	$(282,005)	$51,928
Amortization, issuance and forfeitures of restricted stock grants	304	3	—	2,541	—	—	2,544
Unrealized gain on available-for-sale investments, net of tax	—	—	1,710	—	—	—	1,710
Reclassification of unrealized loss on available-for-sale investments, net of tax	—	—	2,362	—	—	—	2,362
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	869	—	—	—	869
Foreign currency translation adjustments	—	—	(708)	—	—	—	(708)
Purchases of treasury stock	—	—	—	—	(1,028)	—	(1,028)
Net income	—	—	—	—	—	19,889	19,889
Balance, June 30, 2013	13,444	$134	$(221,935)	$562,511	$(1,028)	$(262,116)	$77,566

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$19,889	$16,048
Adjustments to reconcile net income to net cash (used in)
provided by operating activities, net of acquisitions:
Depreciation and amortization	7,850	6,773
Non-cash stock-based compensation	2,403	1,941
Amortization of debt issuance costs	457	854
Loss on early retirement of debt	5,662	539
Accrued interest not paid in cash	93	1,110
Deferred income taxes	17,086	7,454
Gain from asset dispositions	(8)	(49)
Non-cash loss (gain) from derivatives	790	(1,913)
Reclassification of net cash settlements on precious metal contracts to investing activities	(1,843)	(597)
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on sale of assets	(21,711)	3,586
Change in operating assets and liabilities:
Trade and other receivables	(26,752)	(21,540)
Inventories	(2,296)	(4,496)
Prepaid and other current assets	(12,444)	(263)
Other current liabilities	6,344	1,867
Other items, net	1,166	(133)
Net cash (used in) provided by operating activities	(3,314)	11,181
Cash flows from investing activities:
Additions to property, plant and equipment	(6,625)	(7,464)
Net cash settlements on precious metal contracts	1,843	597
Acquisitions	(59,539)	—
Proceeds from sales of assets	138	465
Investments in associated company	—	(6,321)
Proceeds from sale of discontinued operations	41,872	—
Net cash used in investing activities of discontinued operations	(102)	(258)
Net cash used in investing activities	(22,413)	(12,981)

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from financing activities:
Proceeds from term loans - domestic	10,000	—
Net revolver borrowings (repayments)	53,800	(2,042)
Net (repayments) borrowings on loans - foreign	(1,739)	1,400
Repayments of term loans	(4,472)	(2,226)
Repurchases of Subordinated Notes	(36,307)	—
Deferred finance charges	(349)	—
Net change in overdrafts	1,341	4,305
Purchases of treasury stock	(1,028)	—
Other financing activities	(290)	(210)
Net cash provided by financing activities	20,956	1,227
Net change for the period	(4,771)	(573)
Effect of exchange rate changes on cash and cash equivalents	(126)	(24)
Cash and cash equivalents at beginning of period	15,301	6,841
Cash and cash equivalents at end of period	$10,404	$6,244

Cash paid during the period for:
Interest	$4,817	$5,692
Taxes	$3,833	$1,779

Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$—	$(5,492)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). The Building Materials segment was formerly known as the Engineered Materials segment. All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2012, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2012. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Note 3 – Acquisitions

Wolverine Joining Technologies, LLC

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, the Company increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $60 million, subject to a working capital adjustment and certain potential reductions as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the Company's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 8 - "Debt." Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the senior secured credit facility.

In connection with the acquisition of Wolverine Joining, the Company currently expects to incur employee severance charges totaling approximately $0.4 million associated with the Company's integration activities. The Company expects that these restructuring charges will be recorded and primarily paid in 2013, and has recorded related expenses of $0.3 million in selling, general and administrative expenses as of June 30, 2013.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,506
Inventories	17,947
Prepaid and other current assets	134
Property, plant and equipment	6,148
Goodwill	13,899
Other intangibles	13,738
Total assets acquired	61,372
Trade payables	(1,167)
Accrued liabilities	(395)
Net assets acquired	$59,810

The preliminary purchase price allocation is subject to a final working capital adjustment and finalization of third party valuations of certain acquired assets. The goodwill of $13.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to the Company's Joining Materials segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.6 million and customer relationships of $9.0 million. The intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the six months ended June 30, 2013 was approximately $15.2 million and $0.3 million. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment. Pro forma net sales and net income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Six Months Ended
	June 30,
(in thousands, except per share)	2013	2012
Net sales	$356,191	$355,034
Net income	$21,307	$17,445
Net income per share	$1.60	$1.35
Weighted average shares outstanding	13,302	12,918

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. Such information for fiscal 2013 and 2012 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental pro forma earnings were adjusted to exclude $0.5 million of acquisition-related costs incurred in 2013 and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. 2012 supplemental pro forma earnings were adjusted to include these charges.

2012 Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended June 30, 2013 was approximately $5.5 million and $0.0 million, respectively, including $2.9 million of intercompany sales which were eliminated in consolidation. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the six months ended June 30, 2013 was approximately $11.4 million and $0.0 million, respectively, including $6.0 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final purchase price was $8.2 million, which reflects proceeds from a final working capital adjustment of $0.3 million received in February 2013. The final purchase price allocation was completed during the three months ended March 31, 2013, and the Company has recorded final goodwill totaling approximately $2.8 million in connection with the Hickman acquisition. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the three months ended June 30, 2013 was approximately $3.3 million and $0.0 million, respectively. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the six months ended June 30, 2013 was approximately $6.3 million and $(0.4) million, respectively. The results of operations of the acquired business are reported as a product line within the Company's Building Materials segment.

Note 4 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements for 2013 and for the comparable periods of 2012.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37.4 million less transaction fees, reflecting a working capital adjustment of approximately $0.1 million expected to be paid in the third quarter of 2013. Proceeds of $3.7 million are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Located in the State of Oklahoma, Continental Industries manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials reporting segment.

Canfield Metal Coating Corporation

In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation ("CMCC") business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $9.5 million less transaction fees, reflecting a preliminary working capital adjustment of approximately $0.5 million. Located in the State of Ohio, CMCC manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was part of the Company's Building Materials reporting segment. The net proceeds from the sale of CMCC are included in prepaid and other current assets as of June 30, 2013, as under the terms of the Company's senior secured credit facility (see Note 8 - "Debt"), the net proceeds must either be reinvested within 360 days after receipt or utilized to repay amounts outstanding under the Company's senior secured credit facility.

Indiana Tube Mexico

In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers for a cash sales price totaling $3.7 million, less transaction fees. ITM's operations, which were part of the Company's Tubing segment, were discontinued in June 2013. The purchase price for ITM's equipment is payable in two equal installments of $1.85 million, the first paid at the closing date for the transaction and the second payable upon final equipment transfer, which date shall be no later than September 30, 2013. The net proceeds from the sale of ITM's equipment must either be reinvested within 360 days after receipt or utilized to repay amounts outstanding under the Company's senior secured credit facility.

In connection with the shut-down of ITM's operations, the Company initiated a series of restructuring activities, which will include the termination of all of ITM's employees and certain building lease termination costs. The estimated total cost of these restructuring activities is $0.9 million, which has been entirely accrued as of June 30, 2013. Payment for the majority of these costs will occur during the third quarter of 2013, and the Company expects all restructuring payments to be completed by the end of 2013.

The assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	June 30,	December 31,
(in thousands)	2013	2012
Assets of Discontinued Operations:
Trade and other receivables, net	$20	$6,372
Inventories, net	225	7,097
Prepaid and other current assets	1,146	1,438
Property, plant and equipment, net	2,296	7,935
Goodwill	—	9,156
Other non-current assets	105	113
Total	$3,792	$32,111

Liabilities of Discontinued Operations	$1,861	$9,160

The net income from discontinued operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net sales	$8,630	$22,783	$19,811	$42,533
Operating (loss) income	(1,182)	2,068	(904)	3,063
Other expense	38	39	47	71
Income tax (benefit) expense	(417)	799	(348)	1,177
(Loss) income from discontinued operations, net of tax	(803)	1,230	(603)	1,815
Gain on disposal of assets	3,924	—	24,081	—
Income tax expense	1,460	—	12,276	—
Net income from discontinued operations	$1,661	$1,230	$11,202	$1,815

Note 5 – Inventories

Inventories at June 30, 2013 and December 31, 2012 were comprised of:

	June 30,	December 31,
(in thousands)	2013	2012
Finished products	$19,424	$19,596
In-process	11,251	8,344
Raw materials	14,897	14,130
Fine and fabricated precious metal in various stages of completion	22,216	9,599
	67,788	51,669
LIFO reserve	—	(4,139)
Total	$67,788	$47,530

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at last-in, first-out ("LIFO") cost, subject to lower of cost or market, with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $0.0 million as of June 30, 2013 and $4.1 million as of December 31, 2012. The increase in the amount of precious metal inventory was attributable to the acquisition of Wolverine Joining (see Note 3 - "Acquisitions"). Such precious metal inventory is accounted for at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2013, H&H's customer metal consisted of 254,148 ounces of silver, 528 ounces of gold and 1,399 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
(in thousands, except per ounce)	2013	2012
Precious metals stated at LIFO cost	$8,923	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	$13,292	$—
Market value per ounce:
Silver	$19.52	$30.20
Gold	$1,224.50	$1,675.40
Palladium	$660.70	$702.85

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

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2013 were as follows:

(in thousands)
Segment	Balance at January 1, 2013	Foreign Currency Translation Adjustment	Additions	Adjustments	Balance at June 30, 2013	Accumulated Impairment Losses
Joining Materials	$1,494	$(2)	$13,899	$—	$15,391	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	47,096	—	—	(454)	46,642	—
Arlon	9,298	—	—	—	9,298	(1,140)
Total	$59,783	$(2)	$13,899	$(454)	$73,226	$(1,140)

The $13.9 million addition to goodwill was due to the Company's acquisition of Wolverine Joining, and the $0.5 million adjustment to goodwill recorded during the six months ended June 30, 2013 within the Building Materials segment is related to final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year acquisition of Hickman. For additional information, see Note 3 - "Acquisitions."

Other intangible assets as of June 30, 2013 and December 31, 2012 consisted of:

(in thousands)	June 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$48,164	$(14,634)	$33,530	$38,825	$(13,232)	$25,593
Trademarks, trade names and brand names	9,603	(1,833)	7,770	5,048	(1,634)	3,414
Patents and patent applications	4,953	(1,707)	3,246	4,789	(1,523)	3,266
Non-compete agreements	906	(824)	82	906	(809)	97
Other	1,757	(1,037)	720	1,762	(914)	848
Total	$65,383	$(20,035)	$45,348	$51,330	$(18,112)	$33,218

Amortization expense totaled $1.0 million and $0.8 million for the three months ended June 30, 2013 and 2012, respectively, and $1.9 million and $1.7 million for the six months ended June 30, 2013 and 2012, respectively. The increase in intangible assets and related amortization expense during 2013 was principally due to the Company's acquisition of Wolverine Joining discussed in Note 3 - "Acquisitions." Future amortization expense of the intangible assets acquired in the Wolverine Joining acquisition is expected to total $0.4 million for the remainder of 2013, $0.7 million in each of the years 2014 through 2017, respectively, and $10.5 million thereafter. These balances are subject to adjustment during the finalization of the purchase price allocation for the Wolverine Joining acquisition.

Note 7 – Investments

On June 30, 2013 and December 31, 2012, the Company held an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment increased from $17.2 million at December 31, 2012 to $18.9 million at June 30, 2013 due entirely to changes in the share price of ModusLink's common stock.

As of March 11, 2013, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 6,481,185 ModusLink common shares, which represented 14.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). On February 11, 2013, SPLP entered into an agreement ("Investment Agreement") whereby, under certain conditions, it agreed to purchase 7,500,000 shares of ModusLink common stock at a price of $4.00 per share and receive warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share.

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of June 30, 2013, SPLP and HNH own 15.6% and 11.5% of ModusLink's common stock, respectively, for an aggregate ownership of 27.1%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

HNH had historically accounted for its investment in ModusLink as an available-for-sale security in non-current assets. As of December 31, 2012, the cost of the Company's investment in ModusLink was $24.3 million, and the fair value was $17.2 million. The unrealized loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also on the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income (loss).

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.6% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of ModusLink, and therefore its investment in ModusLink became subject to the equity method of accounting as of March 12, 2013.

HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of ModusLink in its consolidated financial statements. As a result, the Company will carry its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income. On March 12, 2013, the accumulated unrealized loss of $4.3 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of a tax benefit of $1.9 million, was reclassified to earnings. An unrealized loss of $3.3 million is included in loss from associated company, net of tax, on the consolidated income statement for the six months ended June 30, 2013, primarily as a result of the aforementioned transfer from accumulated other comprehensive loss. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated income statement.

Summarized information as to assets, liabilities and results of operations of ModusLink for the quarter ended April 30, 2013, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	April 30,	July 31,
(in thousands)	2013	2012
Current assets	$304,214	$295,887
Non-current assets	$56,749	$62,995
Current liabilities	$184,028	$182,376
Non-current liabilities	$9,805	$11,374
Stockholders' equity	$167,130	$165,132

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2013	2012	2013	2012
Net revenue	$173,016	$173,553	$376,452	$342,988
Gross profit	$15,375	$15,928	$35,653	$31,337
Loss from continuing operations	$(8,247)	$(2,915)	$(20,664)	$(15,256)
Net loss	$(8,306)	$(6,136)	$(20,856)	$(19,012)

Note 8 – Debt

Debt at June 30, 2013 and December 31, 2012 was as follows:

(in thousands)	June 30,	December 31,
	2013	2012
Short term debt
Foreign	$595	$778
Long-term debt
Senior Term Loan	120,688	115,000
Revolving Facility	53,800	—
Subordinated Notes, net of unamortized discount	—	9,440
Other H&H debt - domestic	8,438	8,597
Foreign loan facilities	3,006	4,713
Sub total	185,932	137,750
Less portion due within one year	12,818	8,943
Long-term debt	173,114	128,807
Long-term debt - related party
Subordinated Notes, net of unamortized discount	—	19,916
Total long-term debt	173,114	148,723
Total debt	$186,527	$158,444

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

Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at June 30, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.99% and 3.20%, respectively, at June 30, 2013, and the Company was in compliance with all debt covenants at June 30, 2013.

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

On April 26, 2013, in connection with the acquisition of the assets of Wolverine Joining (see Note 3 - "Acquisitions"), the Company's Senior Credit Facility was amended to increase the lenders' commitments under the Revolving Facility by $20.0 million to $110.0 million and their commitments under the Senior Term Loan by $10.0 million to $125.0 million.

In connection with this amendment, H&H Group entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5.0 million notional amount of debt, with the notional amount decreasing by $0.1 million, $0.2 million and $0.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group also instructed Wells Fargo to redeem, on April 25, 2013, approximately $31.8 million principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes were part of a unit ("Unit"), and each Unit consisted of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of the Company ("Warrants"). Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Unit were not detachable, and accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Note 9 – Derivative Instruments

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity future and forward contracts on its precious metal inventory and certain commodity inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of June 30, 2013, the Company had the following outstanding future contracts with settlement dates ranging from July to September 2013:

			Notional Value
Commodity	Amount		($ in millions)
Silver	685,000	ounces	$13.4
Gold	900	ounces	$1.1
Copper	400,000	pounds	$1.2
Tin	35	metric tons	$0.7

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. There were no forward contracts outstanding at June 30, 2013.

Fair Value Hedges. Of the total future contracts outstanding, 560,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities in the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement.

Economic Hedges. The remaining outstanding future contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement.

The future contracts are exchange traded contracts through a third party broker. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open future contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 8 - "Debt," H&H Group has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. The Company records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense on the consolidated income statement as the hedges are intended to offset interest rate movements.

The Company's Subordinated Notes had call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 8 - "Debt," on March 26, 2013, the Company discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Effect of Derivative Instruments on the Consolidated Income Statements

(in thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative	Income Statement Line	2013	2012	2013	2012
Commodity contracts	Cost of goods sold	$(120)	$—	$(120)	$—
	Total derivatives designated as hedging instruments	$(120)	$—	$(120)	$—
Commodity contracts	Realized and unrealized gain on derivatives	$1,492	$495	$1,846	$752
Interest rate swap agreements	Interest expense	173	—	(104)	—
Derivative features of Subordinated Notes	Realized and unrealized gain (loss) on derivatives	—	1,117	(793)	1,758
	Total derivatives not designated as hedging instruments	$1,665	$1,612	$949	$2,510
	Total derivatives	$1,545	$1,612	$829	$2,510

U.S. GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments in the Consolidated Balance Sheets

(in thousands)		June 30,	December 31,
Derivative	Balance Sheet Location	2013	2012
Commodity contracts	Prepaid and other current assets	$32	$—
	Total derivatives designated as hedging instruments	$32	$—
Commodity contracts	Prepaid and other current assets	$103	$100
Interest rate swap agreements	Other liabilities	(104)	—
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	—	793
	Total derivatives not designated as hedging instruments	$(1)	$893
	Total derivatives	$31	$893

Note 10 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plans for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Interest cost	$4,653	$5,349	$9,297	$10,698
Expected return on plan assets	(6,002)	(6,727)	(11,985)	(13,494)
Amortization of prior service cost	8	10	16	20
Amortization of actuarial loss	2,735	2,020	5,340	4,040
Total	$1,394	$652	$2,668	$1,264

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $7.8 million for the remainder of 2013, $22.5 million, $21.3 million, $18.2 million, $17.1 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.4 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively, and $1.0 million and $1.0 million for the six months ended June 30, 2013 and 2012, respectively.

Note 11 – Stockholders' Equity

Common Stock Repurchase Program

On May 29, 2013, the Company's Board of Directors approved the repurchase of up to an aggregate of $2.0 million of the Company's common stock. On June 27, 2013, the Board of Directors further approved the repurchase of up to an aggregate of $8.0 million of the Company's common stock, which is in addition to the previously approved repurchase up to an aggregate of $2.0 million of common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2013 unless extended or shortened by the Board of Directors. As of June 30, 2013, the Company has repurchased 61,413 shares for a total purchase price of approximately $1.0 million under the repurchase program.

Accumulated Other Comprehensive Income (Loss)

Changes, net of tax, in accumulated other comprehensive income (loss) and its components follow:

(in thousands)	Unrealized (Loss) Gain on Marketable Equity Securities	Foreign Currency Translation Adjustments	Change in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2012	$(4,072)	$2,481	$(224,577)	$(226,168)
Current period income (loss)	1,710	(708)	869	1,871
Reclassification of unrealized loss on available-for-sale investments, net of tax	2,362	—	—	2,362
Balance at June 30, 2013	$—	$1,773	$(223,708)	$(221,935)

As discussed in Note 7 - "Investments," the Company's investment in ModusLink became subject to the equity method of accounting during the first quarter of 2013. Accordingly, the accumulated unrealized loss of $2.4 million on available-for-sale investments associated with this investment was reclassified out of accumulated other comprehensive loss and into earnings.

Note 12 – Stock-Based Compensation

In March 2013, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 315,088 shares of restricted stock under the 2007 Incentive Stock Plan, as amended (the “2007 Plan”), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock. Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock.

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

The Company allows certain grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

During the six months ended June 30, 2013, 1,716 shares were foregone by employees in connection with income tax withholding obligations.

On May 21, 2013, the Company's stockholders approved an increase in the number of shares authorized for issuance under the 2007 Plan from 1,650,000 shares to 2,075,000 shares.

Restricted stock activity under the Company's 2007 Plan was as follows for the six months ended June 30, 2013:

(shares)	Employees	Directors	Total
Balance, January 1, 2013	503,440	458,000	961,440
Granted	153,088	162,000	315,088
Forfeited	(10,444)	—	(10,444)
Reduced for income tax obligations	(1,716)	—	(1,716)
Balance, June 30, 2013	644,368	620,000	1,264,368

Vested	268,891	458,000	726,891
Non-vested	375,477	162,000	537,477

The Company has recognized compensation expense related to restricted shares of $1.2 million and $1.3 million for the three months ended June 30, 2013 and 2012, respectively, and $2.4 million and $1.9 million for the six months ended June 30, 2013 and 2012, respectively. Unearned compensation expense related to restricted shares at June 30, 2013 is $6.0 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended June 30, 2013 and 2012, tax provisions from continuing operations of $7.0 million and $6.8 million were recorded, respectively. The effective tax rates in the three months ended June 30, 2013 and 2012 were 39.8% and 41.2%, respectively. For the six months ended June 30, 2013 and 2012, tax provisions from continuing operations of $7.9 million and $9.8 million were recorded, respectively. The effective tax rates in the six months ended June 30, 2013 and 2012 were 39.8% and 40.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2013	2012	2013	2012
Income from continuing operations, net of tax	$10,211	$9,722	$8,687	$14,233
Weighted-average number of common shares outstanding	13,433	13,144	13,302	12,918
Income from continuing operations, net of tax, per share	$0.76	$0.74	$0.66	$1.10
Net income from discontinued operations	$1,661	$1,230	$11,202	$1,815
Weighted-average number of common shares outstanding	13,433	13,144	13,302	12,918
Discontinued operations, net of tax, per share	$0.12	$0.09	$0.84	$0.14
Net income	$11,872	$10,952	$19,889	$16,048
Weighted-average number of common shares outstanding	13,433	13,144	13,302	12,918
Net income per share	$0.88	$0.83	$1.50	$1.24

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of stock options outstanding during the three and six months ended June 30, 2013 and 2012, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of June 30, 2013, stock options for an aggregate of 42,200 shares are excluded from the calculations above.

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

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates and yield curves observable at commonly quoted intervals or current market) and contractual prices for the underlying financial instrument, as well as other relevant economic measures ("Level 2").

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

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 9 - "Derivative Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreements associated with its Senior Credit Facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 8 - "Debt") were valued at fair value on a recurring basis and were considered Level 3 measurements.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of June 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$18,893	$18,893	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,837	$10,837	$—	$—
Commodity contracts on precious metal and commodity inventories	$135	$135	$—	$—
Interest rate swap agreements	$(104)	$—	$(104)	$—

	Asset (Liability) as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment in associated company	$17,229	$17,229	$—	$—
Commodity contracts on precious metals and commodity inventories	$100	$127	$(27)	$—
Derivative features of Subordinated Notes	$793	$—	$—	$793

(in thousands)	Six Months Ended
Activity	June 30, 2013
Beginning balance	$793
Total net gains (losses) included in:
Net income	(793)
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net transfers into / (out of) Level 3	—
Ending balance	$—

The loss of $0.8 million in the fair value of the derivative features of Subordinated Notes for the six months ended June 30, 2013 noted above resulted principally from the redemption of the Company's Subordinated Notes and related Warrants on March 26, 2013 (see Note 8 - "Debt"). The valuation of the derivative features of the Subordinated Notes and Warrants utilized a customized binomial model, which valued the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH's stock were significant inputs that influenced the valuation of the derivative.

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.2 million as of June 30, 2013, are carried at the lower of cost or fair value, and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

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

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $5.4 million accrued related to estimated environmental remediation costs as of June 30, 2013. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

Among the sites where certain subsidiaries of H&H Group may have existing and material environmental liabilities are the following:

H&H has been working with the Connecticut Department of Environmental Protection ("CTDEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation and monitoring costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, H&H has been conducting an ecological risk assessment and an environmental field investigation in order to assess viable remediation options. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, HHEM entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of June 30, 2013, over and above the $1.0 million, total investigation and remediation costs of approximately $2.8 million and $1.0 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP; not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012. The final status survey was approved by the EPA, and the PRPs have had access to the Superfund Site since November 2012. On July 12, 2013, H&H received its percentage assessment for the remediation work to be performed at the Superfund Site. While the amount of the assessment is less than the reserve recorded by H&H for this matter, a revised reserve estimate cannot be made until assessment payments are made by all of the PRP Group members, H&H's related financial guarantee is removed and a final assessment of H&H's potential future costs for this matter is completed, all of which the Company expects will be completed by the end of 2013. In addition, because the assessment is an estimate and dependent upon several factors, including actual remediation activities and costs, full involvement by the PRP Group, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at the MA Property that is the subject of the Arista Development litigation discussed above. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM believes that its original positions presented in the RAO report are supportable and has scheduled initial discussions with the MADEP to resolve any differences identified in the Notice. Until such discussions are completed, no estimate of additional remediation costs, if any, can be made.

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

Note 17 – Related Party Transactions

As of June 30, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 53.8% of issued shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, Jack Howard, as Vice Chairman, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

The Company was indebted to SPLP under H&H Group's 10% Subordinated Notes until March 26, 2013, when it delivered an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 8 - "Debt." In connection with this redemption, SPLP was entitled to receive proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of notes held by SPLP.

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

Note 18 – Reportable Segments

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. The business units principally operate in North America.

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The results of the Joining Materials segment include the operations of Wolverine Joining from April 26, 2013.

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.

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

The following table presents information about the Company's reportable segments for the three and six months ended June 30, 2013 and 2012:

Income Statement Data	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2013	2012	2013	2012
Net sales:
Joining Materials	$56,902	$49,576	$101,432	$97,414
Tubing	23,366	21,811	45,380	42,875
Building Materials	66,733	58,325	113,372	100,417
Arlon	21,109	21,703	42,414	41,708
Kasco	13,974	13,015	28,443	26,402
Total net sales	$182,084	$164,430	$331,041	$308,816

Segment operating income:
Joining Materials	$5,989	$7,803	$11,736	$13,417
Tubing	4,736	4,388	8,488	7,716
Building Materials	9,871	8,532	13,939	12,286
Arlon	2,867	3,970	5,958	6,497
Kasco	838	852	2,129	2,009
Total segment operating income	24,301	25,545	42,250	41,925
Unallocated corporate expenses and non-operating units	(4,938)	(5,522)	(10,425)	(10,831)
Unallocated pension expense	(1,394)	(652)	(2,668)	(1,264)
(Loss) gain from asset dispositions	(5)	26	8	49
Operating income	17,964	19,397	29,165	29,879
Interest expense	(1,641)	(4,350)	(10,087)	(8,199)
Realized and unrealized gain on derivatives	1,492	1,612	1,053	2,510
Other expense	(128)	(113)	(264)	(125)
Income from continuing operations before tax and equity investment	$17,687	$16,546	$19,867	$24,065

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). The Building Materials segment was formerly known as the Engineered Materials segment. All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metal. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The results of the Joining Materials segment include the operations of Wolverine Joining Technologies, LLC ("Wolverine Joining") from its acquisition on April 26, 2013.

Tubing segment manufactures a wide variety of steel tubing products. We believe that our Stainless Steel Tubing Group manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. We also believe it is the number one supplier of small diameter (<3mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. Our Specialty Tubing unit manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the automotive, heating, ventilation and cooling (HVAC), industrial heat exchanger, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market.

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

Discontinued Operations

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials reporting segment. In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation business unit, which manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was also part of the Company's Building Materials reporting segment. In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers. ITM's operations were part of the Company's Tubing reporting segment. The results of these business units have been classified as discontinued operations in the Company's consolidated financial statements for 2013, as well as all historical periods, and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

The operating results for the three and six months ended June 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net sales	$182,084	$164,430	$331,041	$308,816
Gross profit	51,665	49,676	95,637	89,818
Gross profit margin	28.4%	30.2%	28.9%	29.1%
Selling, general and administrative expenses	32,307	29,627	63,804	58,675
Pension expense	1,394	652	2,668	1,264
Operating income	17,964	19,397	29,165	29,879
Other:
Interest expense	1,641	4,350	10,087	8,199
Realized and unrealized gain on derivatives	(1,492)	(1,612)	(1,053)	(2,510)
Other expense	128	113	264	125
Income from continuing operations before tax and equity investment	17,687	16,546	19,867	24,065
Tax provision	7,038	6,824	7,905	9,832
Loss from associated company, net of tax	438	—	3,275	—
Income from continuing operations, net of tax	$10,211	$9,722	$8,687	$14,233

Net Sales

Net sales for the three months ended June 30, 2013 increased by $17.7 million, or 10.7%, to $182.1 million, as compared to $164.4 million for the same period in 2012. Value added sales increased by $22.3 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of $4.6 million, principally due to silver. The average silver market price was approximately $22.90 per troy ounce in the second quarter of 2013, as compared to $29.40 per troy ounce during the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15.2 million within the Joining Materials segment during the period.

Net sales for the six months ended June 30, 2013 increased by $22.2 million, or 7.2%, to $331.0 million, as compared to $308.8 million for the same period in 2012. Value added sales increased by $28.9 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of $6.7 million, principally due to silver. The average silver market price was approximately $26.46 per troy ounce during the first half of 2013, as compared to $31.12 per troy ounce during the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15.2 million within the Joining Materials segment during the period.

Gross Profit

Gross profit for the three months ended June 30, 2013 increased to $51.7 million, as compared to $49.7 million for the same period of 2012, and as a percentage of net sales, decreased to 28.4%, as compared to 30.2% in the second quarter last year. The gross profit margin decrease of 1.8% was principally due to unfavorable product mix in the Joining Materials segment and unfavorable production variances in the Arlon segment. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.7% in the three months ended June 30, 2013. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials segment's gross profit margin. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental gross profit of $0.8 million within the Joining Materials segment during the period.

Gross profit for the six months ended June 30, 2013 increased to $95.6 million, as compared to $89.8 million for the same period of 2012. Gross profit as a percentage of net sales was relatively flat comparing the six months ended June 30, 2013 to the same period of 2012, with the slight decline due to unfavorable product mix from the Joining Materials segment and unfavorable production variances in the Arlon segment. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.6% in the six months ended June 30, 2013. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials segment's gross profit margin. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental gross profit of $0.8 million within the Joining Materials segment during the period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2013 were $32.3 million, or 17.7% of net sales, as compared to $29.6 million, or 18.0% of net sales, for the same period a year ago. The lower SG&A as a percentage of sales during the second quarter of 2013, as compared to the same period of 2012 was primarily due to effective cost control and higher sales volume, offsetting the impact of lower average precious metal prices, which had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

SG&A for the six months ended June 30, 2013 were $63.8 million, or 19.3% of net sales, as compared to $58.7 million, or 19.0% of net sales, for the same period a year ago. Lower average precious metal prices and increased business development costs, including acquisition fees and integration costs related to our acquisition of Wolverine Joining, had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Pension Expense

Non-cash pension expense was $1.4 million and $2.7 million for the three and six months ended June 30, 2013, respectively, which was $0.7 million higher than the three months ended June 30, 2012 and $1.4 million higher than the six months ended June 30, 2012, respectively. The increase in non-cash pension expense was primarily due to the fact that investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") have been lower than actuarial assumptions. We currently expect non-cash pension expense to be approximately $5.3 million in 2013, as compared to $3.3 million in 2012.

Interest Expense

Interest expense for the three and six months ended June 30, 2013 was $1.6 million and $10.1 million, respectively, as compared to $4.4 million and $8.2 million for the same periods of 2012, respectively. On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") and irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the indenture. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was partially offset by a lower average interest rate in the three and six months ended June 30, 2013, principally due to the Company's debt refinancing in the fourth quarter of 2012 and the redemption of the Subordinated Notes.

Realized and Unrealized Gain on Derivatives

Realized and unrealized gains (losses) on derivatives for the three and six months ended June 30, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative	2013	2012	2013	2012
Commodity contracts (economic hedges)	$1,492	$495	$1,846	$752
Derivative features of Subordinated Notes	—	1,117	(793)	1,758
Total realized and unrealized gain on derivatives	$1,492	$1,612	$1,053	$2,510

H&H utilizes precious metal forward and future contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. In addition, the Company's Subordinated Notes had embedded call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability prior to the redemption of the Subordinated Notes and Warrants in the first quarter of 2013.

Tax Provision

For the three months ended June 30, 2013 and 2012, tax provisions from continuing operations of $7.0 million and $6.8 million were recorded, respectively. The effective tax rates in the three months ended June 30, 2013 and 2012 were 39.8% and 41.2%, respectively. For the six months ended June 30, 2013 and 2012, tax provisions from continuing operations of $7.9 million and $9.8 million were recorded, respectively. The effective tax rates in the six months ended June 30, 2013 and 2012 were 39.8% and 40.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Lower effective rates for the three and six months ended June 30, 2013, as compared to the same periods of 2012 were principally due to differences in the mix of income between taxable jurisdictions.

Loss from Associated Company

As described in Note 7 - "Investments" to its consolidated financial statements, the Company concluded that it gained significant influence over the operating and financial policies of ModusLink Global Solutions, Inc. ("ModusLink") during the first quarter of 2013. The $3.3 million loss from associated company, net of tax, for the six months ended June 30, 2013 is primarily the result of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings.

Segment Analysis

Segment net sales and operating income data for the three and six months ended June 30, 2013 and 2012 are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2013	2012	Change	2013	2012	Change
Net sales:
Joining Materials	$56,902	$49,576	14.8%	$101,432	$97,414	4.1%
Tubing	23,366	21,811	7.1%	45,380	42,875	5.8%
Building Materials	66,733	58,325	14.4%	113,372	100,417	12.9%
Arlon	21,109	21,703	(2.7)%	42,414	41,708	1.7%
Kasco	13,974	13,015	7.4%	28,443	26,402	7.7%
Total net sales	$182,084	$164,430	10.7%	$331,041	$308,816	7.2%
Segment operating income:
Joining Materials	$5,989	$7,803	(23.2)%	$11,736	$13,417	(12.5)%
Tubing	4,736	4,388	7.9%	8,488	7,716	10.0%
Building Materials	9,871	8,532	15.7%	13,939	12,286	13.5%
Arlon	2,867	3,970	(27.8)%	5,958	6,497	(8.3)%
Kasco	838	852	(1.6)%	2,129	2,009	6.0%
Total segment operating income	$24,301	$25,545	(4.9)%	$42,250	$41,925	0.8%

Joining Materials

For the three months ended June 30, 2013, the Joining Materials segment net sales increased by $7.3 million, or 14.8%, to $56.9 million, as compared to net sales of $49.6 million for the same period of 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $6.50 per troy ounce in the average market price of silver during the second quarter of 2013, as compared to the same period of 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by $4.6 million on a quarter versus prior year's quarter basis. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15.2 million within the Joining Materials segment during the period.

Segment operating income for the second quarter of 2013 decreased by $1.8 million, or 23.2%, to $6.0 million, as compared to $7.8 million during the second quarter of 2012. During the second quarter of 2013, lower gross profit margin resulted from unfavorable product mix, as compared to the same quarter of 2012. The Joining Segment's operating income was also unfavorably impacted by higher SG&A associated with business development activities, including acquisition fees and integration costs related to our acquisition of Wolverine Joining.

For the six months ended June 30, 2013, the Joining Materials segment net sales increased by $4.0 million, or 4.1%, to $101.4 million, as compared to net sales of $97.4 million for the same period of 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $4.66 per troy ounce in the average market price of silver during the first half of 2013, as compared to the same period of 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by $6.7 million on a year-to-date basis versus the same period of 2012. The acquisition of Wolverine Joining during the second quarter of 2013 provided incremental net sales of $15.2 million within the Joining Materials segment during the period.

Segment operating income for the first half of 2013 decreased by $1.7 million, or 12.5%, to $11.7 million, as compared to $13.4 million during the first half of 2012. During the first half of 2013, lower gross profit margin resulted from unfavorable product mix, as compared to the same period of 2012. The Joining Segment's operating income was also unfavorably impacted by higher SG&A associated with business development activities, including acquisition fees and integration costs related to our acquisition of Wolverine Joining.

Tubing

For the three months ended June 30, 2013, the Tubing segment net sales increased by $1.6 million, or 7.1%, to $23.4 million, as compared to $21.8 million in the second quarter of 2012. The increase was primarily driven by higher sales volume from the oil and gas and chemical processing sectors served by the Stainless Steel Tubing Group.

Segment operating income for the second quarter of 2013 increased by $0.3 million, or 7.9%, to $4.7 million, as compared to $4.4 million in the second quarter of 2012. Gross profit margin was comparable with prior year, and the increase in operating income was driven primarily by the higher sales level in the quarter, as compared to the second quarter of 2012.

For the six months ended June 30, 2013, the Tubing segment net sales increased by $2.5 million, or 5.8%, to $45.4 million, as compared to $42.9 million in the first half of 2012. The increase was primarily driven by higher sales volume from the oil and gas and chemical processing sectors served by the Stainless Steel Tubing Group.

Segment operating income for the first half of 2013 increased by $0.8 million, or 10.0%, to $8.5 million, as compared to $7.7 million in the first six months of 2012. The increase in segment operating income was driven by gross profit margin improvement resulting from effective cost control on higher sales volume.

Building Materials

For the three months ended June 30, 2013, the Building Materials segment net sales increased by $8.4 million, or 14.4%, to $66.7 million, as compared to $58.3 million for the same period of 2012. The increase in net sales was primarily the result of higher sales of FastenMaster products for the home center segment and higher roofing sales during the quarter, as well as $3.3 million of incremental sales associated with the acquisition of the operations of W.P. Hickman Company in December 2012.

Segment operating income increased by $1.3 million, or 15.7%, to $9.9 million for the three months ended June 30, 2013, as compared to $8.5 million for the same period of 2012. Gross profit margin for the three months ended June 30, 2013 was slightly higher compared to the three months ended June 30, 2012 primarily due to increased sales of high margin branded fasteners in the second quarter of 2013, as compared to the second quarter of 2012. The remaining increase in operating income was primarily due to the higher sales level in the quarter, as compared to the second quarter of 2012.

For the six months ended June 30, 2013, the Building Materials segment net sales increased by $13.0 million, or 12.9%, to $113.4 million, as compared to $100.4 million for the same period of 2012. The increase in net sales was primarily the result of higher sales of FastenMaster products for the home center segment, as well as $6.3 million of incremental sales associated with the acquisition of the operations of W.P. Hickman Company in December 2012.

Segment operating income increased by $1.7 million, or 13.5%, to $13.9 million for the six months ended June 30, 2013, as compared to $12.3 million for the same period of 2012. Gross profit margin for the six months ended June 30, 2013 was slightly higher, as compared to the six months ended June 30, 2012 primarily due to increased sales of high margin branded fasteners in the first half of 2013. The remaining increase in operating income was primarily due to the higher sales level in the first half of 2013, as compared to the same period of the prior year.

Arlon

For the three months ended June 30, 2013, the Arlon segment net sales decreased by $0.6 million, or 2.7%, to $21.1 million, as compared to $21.7 million for the second quarter of 2012. The decreased net sales were resulted from lower demand for printed circuit board materials for use in the telecommunications infrastructure in China, which was partially offset by higher sales of extruded silicone products.

Segment operating income decreased by $1.1 million, or 27.8%, to $2.9 million for the three months ended June 30, 2013, as compared to $4.0 million for the same period of 2012. Gross margin was lower during the second quarter of 2013, as compared to the second quarter of 2012 primarily due to unfavorable production variances, partially as a result of lower demand.

For the six months ended June 30, 2013, the Arlon segment net sales increased by $0.7 million, or 1.7%, to $42.4 million, as compared to $41.7 million for the first half of 2012. The increased net sales were driven by higher demand for extruded silicone products.

Segment operating income decreased by $0.5 million, or 8.3%, to $6.0 million for the six months ended June 30, 2013, as compared to $6.5 million for the same period of 2012. Gross margin was lower during the first half of 2013, as compared to the first half of 2012 primarily due to unfavorable production variances, partially as a result of lower demand.

Kasco

For the three months ended June 30, 2013, the Kasco segment net sales increased by $1.0 million, or 7.4%, to $14.0 million, as compared to $13.0 million for the second quarter of 2012. The net sales improvements were principally from its route business and equipment sales in North America.

Segment operating income was $0.8 million for the three months ended June 30, 2013, as compared to $0.9 million for the same period of 2012. The increased sales in the period were offset by higher sales commissions and automobile expenses, as well as higher steel prices.

For the six months ended June 30, 2013, the Kasco segment net sales increased 7.7%, to $28.4 million, as compared to $26.4 million for the first half of 2012. The net sales improvements were principally from its route business and equipment sales in North America.

Segment operating income was $2.1 million for the six months ended June 30, 2013, as compared to$2.0 million for the same period of 2012. The increase was a result of higher sales levels during the period, as compared with the prior year.

Discussion of Consolidated Cash Flows

Comparison of the Six Months Ended June 30, 2013 and 2012

Operating Activities

For the six months ended June 30, 2013, $3.3 million was used in operating activities, $22.4 million was used in investing activities and $21.0 million was provided by financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the six months ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$19,889	$16,048
Adjustments to reconcile net income to net cash (used in)
provided by operating activities, net of acquisitions:
Non-cash items:
Depreciation and amortization	7,850	6,773
Non-cash stock-based compensation	2,403	1,941
Accrued interest not paid in cash	93	1,110
Loss on early retirement of debt	5,662	539
Non-cash pension expense	2,668	1,264
Non-cash loss (gain) from derivatives	790	(1,913)
Deferred income taxes	17,086	7,454
Other	(1,394)	208
Net income after non-cash items	55,047	33,424
Discontinued operations	(21,711)	3,586
Pension payments	(5,310)	(6,726)
Working capital:
Trade and other receivables	(26,752)	(21,540)
Precious metal inventory	(2,920)	(3,387)
Inventories other than precious metal	624	(1,109)
Prepaid and other current assets	(12,444)	(263)
Other current liabilities	8,986	7,329
Total working capital effect	(32,506)	(18,970)
Other items-net	1,166	(133)
Net cash (used in) provided by operating activities	$(3,314)	$11,181

The Company reported net income of $19.9 million for the six months ended June 30, 2013, which included $35.2 million of net non-cash expense items such as depreciation and amortization of $7.9 million, non-cash stock-based compensation of $2.4 million and non-cash pension expense of $2.7 million. Other non-cash items also included a deferred income tax change of $17.1 million and loss on redemption of the Subordinated Notes of $5.7 million. The deferred income tax change is primarily attributable to the use of federal net operating loss carryforwards associated with the sale of discontinued operations, which resulted in a pre-tax gain of $24.1 million. Including the pre-tax gain, discontinued operations used $21.7 million of cash for the six months ended June 30, 2013. Working capital used $32.5 million of cash during the six months ended June 30, 2013 as a result of high sales levels during the first half of 2013 and net proceeds of $9.5 million from the sale of our Canfield Metal Coating Corporation ("CMCC") business unit. The net proceeds from the sale of CMCC are included in prepaid and other current assets, as under the terms of the Company's senior secured credit facility, the net proceeds must either be reinvested within 360 days after receipt or utilized to repay amounts outstanding under the Company's senior secured credit facility. The Company also made pension plan payments of $5.3 million. As a result, net cash used in operating activities was $3.3 million for the six months ended June 30, 2013.

The Company reported net income of $16.0 million for the six months ended June 30, 2012, which included $17.4 million of net non-cash expense items such as depreciation and amortization of $6.8 million, non-cash stock-based compensation of $1.9 million and non-cash pension expense of $1.3 million. Other non-cash items included a deferred income tax change of $7.5 million, accrued interest not paid in cash of $1.1 million and $0.9 million amortization of deferred debt issuance costs, which was partially offset by unrealized gains on derivatives of $1.9 million. Discontinued operations provided $3.6 million of cash for the six months ended June 30, 2012. Working capital used $19.0 million of cash during the six months ended June 30, 2012, and the Company made pension plan payments of $6.7 million. As a result, net cash provided from operations was $11.2 million for the six months ended June 30, 2012.

Operating cash flows for the six months ended June 30, 2013 were $14.5 million lower, as compared to the same period of 2012. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the six months ended June 30, 2013, which was partially offset by higher net income. Trade and other receivables used $26.8 million during the six month period of 2013, as compared to a use of $21.5 million for the same period of 2012, primarily due to higher net sales. Inventories used $2.3 million during the six month period of 2013, as compared to $4.5 million for the same period in 2012. The $1.8 million decline in cash usage for inventories was also due to higher sales and effective inventory control during the first half of 2013. Other current assets used $12.4 million during the first half of 2013, which included $9.5 million of restricted cash proceeds from the sale of CMCC.

Investing Activities

Investing activities used $22.4 million of cash for the six months ended June 30, 2013 and used $13.0 million during the same period of 2012. The investing activities included acquisition costs of $59.5 million, primarily related to Wolverine Joining, in the first half of 2013. The 2013 balance also included proceeds from sale of discontinued operations of $41.9 million. Capital spending in the 2013 period of $6.6 million was comparable with $7.5 million in the 2012 period. During the first half of 2012, the Company invested approximately $6.3 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the six months ended June 30, 2013, the Company's financing activities provided $21.0 million of cash. The Company increased net borrowings on its revolving credit facility by $53.8 million and $10.0 million on its senior term loan, which was partially offset by repayments of $4.5 million on its domestic term loans and $36.3 million used for the repurchase of the Company's Subordinated Notes during the six months ended June 30, 2013. The Company also used $1.0 million for the repurchase of the Company's common stock during the second quarter of 2013.

In the first half of 2012, financing activities provided $1.2 million of cash, including additional foreign term loans of $1.4 million during the six month period. The Company paid down $2.2 million on its domestic term loans and $2.0 million on its prior revolving credit facility during the six months ended June 30, 2012. The timing of disbursement check overdrafts provided $4.3 million during the six months ended June 30, 3012.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of June 30, 2013, the Company's current assets totaled $229.1 million, its current liabilities totaled $91.7 million and its net working capital was $137.4 million, as compared to net working capital of $111.8 million as of December 31, 2012. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $7.8 million for the remainder of 2013, $22.5 million, $21.3 million, $18.2 million, $17.1 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

During November 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an initial aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). In connection with the Company's April 2013 acquisition of substantially all of the assets of Wolverine Joining, the Company's Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20.0 million and $10.0 million, respectively. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. As of June 30, 2013, H&H Group's availability under its amended revolving credit facility was $36.3 million. The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit.

The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on the Senior Credit Facility is limited by a borrowing base of accounts receivable and inventory. In addition, the Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's balance sheet. As of June 30, 2013, H&H's customer metal consisted of 254,148 ounces of silver, 528 ounces of gold and 1,399 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of June 30, 2013, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Contingencies," of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

On May 29, 2013, the Company's Board of Directors approved the repurchase of up to an aggregate of $2.0 million of the Company's common stock. On June 27, 2013, the Board of Directors further approved the repurchase of up to an aggregate of $8.0 million of the Company's common stock, which is in addition to the previously approved repurchase up to an aggregate of $2.0 million of common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2013 unless extended or shortened by the Board of Directors.

The following table provides information on the shares purchased during the three months ended June 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
April 1, 2013 to April 30, 2013	—	—	—	N/A
May 1, 2013 to May 31, 2013	14,140	$15.87	14,140	$1,775,569
June 1, 2013 to June 30, 2013	47,273	$16.99	47,273	$8,972,402
	61,413		61,413	$8,972,402

Item 6. - Exhibits

Exhibit 2.1 Asset Purchase Agreement, dated as of April 16, 2013, among Wolverine Tube, Inc., Wolverine Joining Technologies, LLC, Lucas-Milhaupt Warwick LLC and Handy & Harman Ltd. (1)

Exhibit 4.1 First Amendment, dated as of April 26, 2013, to the Credit Agreement, dated as of November 8, 2012, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (2)

Exhibit 10.1 Handy & Harman Ltd. 2007 Incentive Stock Plan, as amended. (3),(6)

Exhibit 10.2 First Amendment dated March 27, 2013 to Management Services Agreement between the Company and SP Corporate Services LLC. (4)

Exhibit 10.3 Form of Restricted Share Agreement. (5),(6)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (7)

Exhibit 32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (7)

Exhibit 101.INS XBRL Instance Document (7)

Exhibit 101.SCH XBRL Taxonomy Extension Schema (7)

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase (7)

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase (7)

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase (7)

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase (7)

(1) Incorporated by reference to Exhibit 2.01 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 18, 2013.
(2) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.
(3) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
(4) Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2013.
(5) Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on April 2, 2013.
(6) Management contract or compensatory plan or arrangement.
(7) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN LTD.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

August 2, 2013