Form 10-Q
period 2013-09-30
HANDY & HARMAN LTD.
filed 2013-11-04
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of October 31, 2013 was 13,187,674.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$14,338	$15,301
Trade and other receivables - net of allowance for doubtful accounts of $2,422 and $2,004, respectively	98,565	66,628
Inventories, net	68,246	47,530
Deferred income tax assets - current	23,762	24,373
Prepaid and other current assets	9,950	8,016
Assets of discontinued operations	743	32,111
Total current assets	215,604	193,959
Property, plant and equipment at cost, less accumulated depreciation	88,992	81,729
Goodwill	73,447	59,783
Other intangibles, net	44,283	33,218
Investment in associated company	16,279	17,229
Deferred income tax assets	91,587	112,568
Other non-current assets	13,818	13,875
Total assets	$544,010	$512,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$40,574	$29,530
Accrued liabilities	27,942	25,735
Accrued environmental liabilities	2,515	6,346
Accrued interest - related party	—	634
Short-term debt	509	778
Current portion of long-term debt	12,037	8,943
Deferred income tax liabilities - current	536	1,022
Liabilities of discontinued operations	490	9,160
Total current liabilities	84,603	82,148
Long-term debt	156,562	128,807
Long-term debt - related party	—	19,916
Accrued pension liability	210,660	217,141
Other post-retirement benefit obligations	3,881	5,452
Other liabilities	5,805	6,969
Total liabilities	461,511	460,433
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,446 and 13,140 shares, respectively	134	131
Accumulated other comprehensive loss	(223,882)	(226,168)
Additional paid-in capital	563,732	559,970
Treasury stock, at cost - 258 and 0 shares, respectively	(5,010)	—
Accumulated deficit	(252,475)	(282,005)
Total stockholders' equity	82,499	51,928
Liabilities and stockholders' equity	$544,010	$512,361

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2013	2012	2013	2012
Net sales	$171,874	$144,628	$502,915	$453,445
Cost of goods sold	121,977	102,605	357,381	321,603
Gross profit	49,897	42,023	145,534	131,842
Selling, general and administrative expenses	32,315	27,948	96,121	86,624
Pension expense	1,333	1,220	4,001	2,483
Operating income	16,249	12,855	45,412	42,735
Other:
Interest expense	1,880	3,709	11,967	11,907
Realized and unrealized loss (gain) on derivatives	351	1,340	(702)	(1,170)
Other expense	14	475	279	600
Income from continuing operations before tax and equity investment	14,004	7,331	33,868	31,398
Tax provision	5,657	2,606	13,563	12,439
Loss from associated company, net of tax	1,608	—	4,883	—
Income from continuing operations, net of tax	6,739	4,725	15,422	18,959
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(244)	1,205	(835)	3,019
Gain on disposal of assets, net of tax	3,148	—	14,943	—
Net income from discontinued operations	2,904	1,205	14,108	3,019
Net income	$9,643	$5,930	$29,530	$21,978
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.51	$0.36	$1.16	$1.46
Discontinued operations, net of tax, per share	0.22	0.09	1.06	0.23
Net income per share	$0.73	$0.45	$2.22	$1.69
Weighted-average number of common shares outstanding	13,290	13,148	13,298	12,996

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net income	$9,643	$5,930	$29,530	$21,978

Other comprehensive income (loss), net of tax:
Change in market value of securities	—	4,158	7,113	(10,254)
Tax effect of change in market value of securities	—	(1,685)	(3,041)	4,180
Changes in pension liability and post-retirement benefit obligations	—	—	1,449	—
Tax effect of changes in pension liability and post-retirement benefit obligations	—	—	(580)	—
Foreign currency translation adjustments	(1,949)	1,148	(2,655)	210
Other comprehensive (loss) income	(1,949)	3,621	2,286	(5,864)

Comprehensive income	$7,694	$9,551	$31,816	$16,114

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)
	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2012	13,140	$131	$(226,168)	$559,970	$—	$(282,005)	$51,928
Amortization, issuance and forfeitures of restricted stock grants	306	3	—	3,762	—	—	3,765
Unrealized gain on available-for-sale investments, net of tax	—	—	1,710	—	—	—	1,710
Reclassification of unrealized loss on available-for-sale investments, net of tax	—	—	2,362	—	—	—	2,362
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	869	—	—	—	869
Foreign currency translation adjustments	—	—	(2,655)	—	—	—	(2,655)
Purchases of treasury stock	—	—	—	—	(5,010)	—	(5,010)
Net income	—	—	—	—	—	29,530	29,530
Balance, September 30, 2013	13,446	$134	$(223,882)	$563,732	$(5,010)	$(252,475)	$82,499

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$29,530	$21,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,994	9,871
Non-cash stock-based compensation	3,647	3,181
Amortization of debt issuance costs	645	1,281
Loss on early retirement of debt	5,662	631
Accrued interest not paid in cash	93	1,606
Deferred income taxes	21,602	10,410
Gain from asset dispositions	(19)	(85)
Non-cash loss (gain) from derivatives	457	(1,303)
Reclassification of net cash settlements on precious metal contracts to investing activities	(1,159)	133
Net cash (used in) provided by operating activities of discontinued operations, including non-cash gain on sale of assets	(23,215)	3,908
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(19,510)	(6,531)
Inventories	(2,591)	(2,689)
Prepaid and other current assets	(2,073)	(2,695)
Other current liabilities	(5,413)	(10,512)
Other items, net	317	(371)
Net cash provided by operating activities	19,967	28,813
Cash flows from investing activities:
Additions to property, plant and equipment	(10,620)	(14,185)
Net cash settlements on precious metal contracts	1,159	(133)
Acquisitions	(59,475)	—
Proceeds from sales of assets	206	528
Investments in associated company	—	(6,321)
Proceeds from sale of discontinued operations	45,334	—
Net cash used in investing activities of discontinued operations	(102)	(566)
Net cash used in investing activities	(23,498)	(20,677)

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from financing activities:
Proceeds from term loans - domestic	10,000	1,838
Net revolver borrowings (repayments)	38,800	(4,728)
Net (repayments) borrowings on loans - foreign	(1,834)	1,811
Repayments of term loans	(6,895)	(3,339)
Repurchases of Subordinated Notes	(36,307)	(5,279)
Deferred finance charges	(757)	(67)
Net change in overdrafts	4,933	2,322
Purchases of treasury stock	(5,010)	—
Other financing activities	(390)	(346)
Net cash provided by (used in) financing activities	2,540	(7,788)
Net change for the period	(991)	348
Effect of exchange rate changes on cash and cash equivalents	28	49
Cash and cash equivalents at beginning of period	15,301	6,841
Cash and cash equivalents at end of period	$14,338	$7,238

Cash paid during the period for:
Interest	$7,389	$9,073
Taxes	$5,960	$3,946

Non-cash financing activities:
Obligation to repurchase Subordinated Notes	$—	$(913)

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Note 3 – Acquisitions

Wolverine Joining Technologies, LLC

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, the Company increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59.7 million, reflecting a final working capital adjustment and certain other reductions totaling approximately $0.3 million as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the Company's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 8 - "Debt." Substantially all of the assets of Wolverine Joining have been pledged to guarantee borrowings under the senior secured credit facility.

In connection with the acquisition of Wolverine Joining, the Company currently expects to incur employee severance charges totaling approximately $0.4 million associated with the Company's integration activities. The majority of the costs have been recorded and paid as of September 30, 2013, and are reflected in selling, general and administrative expenses.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,491
Inventories	17,864
Prepaid and other current assets	90
Property, plant and equipment	6,096
Goodwill	14,111
Other intangibles	13,657
Total assets acquired	61,309
Trade payables	(1,167)
Accrued liabilities	(395)
Net assets acquired	$59,747

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. The goodwill of $14.1 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to the Company's Joining Materials segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.6 million and customer relationships of $9.0 million. These intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended September 30, 2013 was approximately $15.4 million and $0.8 million, respectively, including $1.9 million of intercompany sales which were eliminated in consolidation. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the nine months ended September 30, 2013 was approximately $30.7 million and $1.0 million, respectively, including $2.0 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment. Pro forma net sales and net income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Nine Months Ended
	September 30,
(in thousands, except per share)	2013	2012
Net sales	$528,065	$519,162
Net income	$30,961	$24,143
Net income per share	$2.33	$1.86
Weighted average shares outstanding	13,298	12,996

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. Such information for fiscal 2013 and 2012 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental pro forma earnings were adjusted to exclude $0.6 million of acquisition-related costs incurred in 2013 and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. 2012 supplemental pro forma earnings were adjusted to include these charges.

2012 Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4.0 million, net of cash acquired. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the three months ended September 30, 2013 was approximately $3.7 million and $(0.3) million, respectively, including $1.8 million of intercompany sales which were eliminated in consolidation. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the nine months ended September 30, 2013 was approximately $15.0 million and $(0.3) million, respectively, including $7.8 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported as a product line within the Company's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final purchase price was $8.2 million, which reflects proceeds from a final working capital adjustment of $0.3 million received in February 2013. The final purchase price allocation was completed during the three months ended March 31, 2013. The Company has recorded final goodwill totaling approximately $2.8 million in connection with the Hickman acquisition, which is expected to be deductible for income tax purposes. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended September 30, 2013 was approximately $5.5 million and $0.9 million, respectively. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the nine months ended September 30, 2013 was approximately $11.8 million and $0.5 million, respectively. The results of operations of the acquired business are reported as a product line within the Company's Building Materials segment.

Note 4 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements for 2013 and for the comparable periods of 2012.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37.4 million less transaction fees, reflecting a working capital adjustment of approximately $0.1 million paid in the third quarter of 2013. Proceeds of $3.7 million are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in other receivables on the consolidated balance sheet. Located in the State of Oklahoma, Continental Industries manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment.

Canfield Metal Coating Corporation

In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation ("CMCC") business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $9.5 million less transaction fees, reflecting a final working capital adjustment of approximately $0.5 million. Located in the State of Ohio, CMCC manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was part of the Company's Building Materials segment.

Indiana Tube Mexico

In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers for a cash sales price totaling $3.7 million, less transaction fees. ITM's operations, which were part of the Company's Tubing segment, were discontinued in June 2013. The purchase price for ITM's equipment was payable in two equal installments of $1.85 million, the first paid at the closing date for the transaction and the second paid upon final equipment transfer, which occurred in September 2013.

In connection with the shut-down of ITM's operations, the Company initiated a series of restructuring activities, which include the termination of all of ITM's employees and certain building lease termination costs. The estimated total cost of these restructuring activities is $0.9 million, which was entirely accrued as of June 30, 2013. Payment for the majority of these costs occurred during the third quarter of 2013, and the Company expects all remaining restructuring payments to be completed by the end of 2013.

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary ("ITD"). During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment. The Company completed the final liquidation of ITD in July 2013 and recognized $2.6 million in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

The assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	September 30,	December 31,
(in thousands)	2013	2012
Assets of Discontinued Operations:
Trade and other receivables, net	$—	$6,372
Inventories, net	—	7,097
Prepaid and other current assets	639	1,438
Property, plant and equipment, net	—	7,935
Goodwill	—	9,156
Other non-current assets	104	113
Total	$743	$32,111

Liabilities of Discontinued Operations	$490	$9,160

The net income from discontinued operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net sales	$283	$20,791	$20,094	$63,323
Operating (loss) income	(384)	2,015	(1,287)	5,075
Other expense	—	15	46	85
Income tax (benefit) expense	(140)	795	(498)	1,971
(Loss) income from discontinued operations, net of tax	(244)	1,205	(835)	3,019
Gain on disposal of assets	3,492	—	27,573	—
Income tax expense	344	—	12,630	—
Net income from discontinued operations	$2,904	$1,205	$14,108	$3,019

Note 5 – Inventories

Inventories at September 30, 2013 and December 31, 2012 were comprised of:

	September 30,	December 31,
(in thousands)	2013	2012
Finished products	$18,245	$19,596
In-process	10,644	8,344
Raw materials	15,229	14,130
Fine and fabricated precious metal in various stages of completion	24,746	9,599
	68,864	51,669
LIFO reserve	(618)	(4,139)
Total	$68,246	$47,530

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $0.6 million as of September 30, 2013 and $4.1 million as of December 31, 2012. The increase in the amount of precious metal inventory from December 31, 2012 was attributable to the acquisition of Wolverine Joining (see Note 3 - "Acquisitions"), whose precious metal inventory is accounted for at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2013, H&H's customer metal consisted of 280,832 ounces of silver, 553 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
(in thousands, except per ounce)	2013	2012
Precious metals stated at LIFO cost	$9,443	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	$14,685	$—
Market value per ounce:
Silver	$21.81	$30.20
Gold	$1,339.00	$1,675.40
Palladium	$731.30	$702.85

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

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2013 were as follows (in thousands):

Segment	Balance at January 1, 2013	Foreign Currency Translation Adjustment	Additions	Adjustments	Balance at September 30, 2013	Accumulated Impairment Losses
Joining Materials	$1,494	$7	$14,111	$—	$15,612	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	47,096	—	—	(454)	46,642	—
Arlon	9,298	—	—	—	9,298	(1,140)
Total	$59,783	$7	$14,111	$(454)	$73,447	$(1,140)

The $14.1 million addition to goodwill was due to the Company's acquisition of Wolverine Joining, and the $0.5 million adjustment to goodwill recorded during the nine months ended September 30, 2013 within the Building Materials segment is related to final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year acquisition of Hickman. For additional information, see Note 3 - "Acquisitions."

Other intangible assets as of September 30, 2013 and December 31, 2012 consisted of:

(in thousands)	September 30, 2013			December 31, 2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Products and customer relationships	$48,083	$(15,413)	$32,670	$38,825	$(13,232)	$25,593
Trademarks, trade names and brand names	9,603	(1,971)	7,632	5,048	(1,634)	3,414
Patents and patent applications	5,031	(1,799)	3,232	4,789	(1,523)	3,266
Non-compete agreements	906	(831)	75	906	(809)	97
Other	1,785	(1,111)	674	1,762	(914)	848
Total	$65,408	$(21,125)	$44,283	$51,330	$(18,112)	$33,218

Amortization expense totaled $1.1 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $3.0 million and $2.5 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in intangible assets and related amortization expense during 2013 was principally due to the Company's acquisition of Wolverine Joining discussed in Note 3 - "Acquisitions." Future amortization expense of the intangible assets acquired in the Wolverine Joining acquisition is expected to total $0.2 million for the remainder of 2013, $0.7 million in each of the years 2014 through 2017, respectively, and $10.4 million thereafter. These balances are subject to adjustment during the finalization of the purchase price allocation for the Wolverine Joining acquisition.

Note 7 – Investments

On September 30, 2013 and December 31, 2012, the Company held an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment decreased from $17.2 million at December 31, 2012 to $16.3 million at September 30, 2013 due entirely to changes in the share price of ModusLink's common stock.

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

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Mr. Lichtenstein was also designated Chairman of the Board of Moduslink. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of September 30, 2013, SPLP and HNH own 15.6% and 11.5% of ModusLink's common stock, respectively, for an aggregate ownership of 27.1%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

HNH had historically accounted for its investment in ModusLink as an available-for-sale security in non-current assets on the consolidated balance sheet. As of December 31, 2012, the cost of the Company's investment in ModusLink was $24.3 million, and the fair value was $17.2 million. The unrealized loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also in the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income (loss).

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.6% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of ModusLink, and therefore its investment in ModusLink became subject to the equity method of accounting as of March 12, 2013.

HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of ModusLink in its consolidated financial statements. As a result, the Company will carry its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income. On March 12, 2013, the accumulated unrealized loss of $4.3 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of a tax benefit of $1.9 million, was reclassified to earnings. An unrealized net loss of $4.9 million is included in loss from associated company, net of tax, in the consolidated income statement for the nine months ended September 30, 2013, primarily as a result of the aforementioned transfer from accumulated other comprehensive loss. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated income statement.

Summarized information as to assets, liabilities and results of operations of ModusLink for the quarter ended July 31, 2013, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	July 31,	July 31,
(in thousands)	2013	2012
Current assets	$291,086	$295,887
Non-current assets	$52,610	$62,995
Current liabilities	$176,431	$182,376
Non-current liabilities	$10,360	$11,374
Stockholders' equity	$156,905	$165,132

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2013	2012	2013	2012
Net revenue	$181,001	$173,129	$557,453	$516,117
Gross profit	$20,093	$11,450	$55,746	$42,787
Loss from continuing operations	$(8,835)	$(14,895)	$(29,499)	$(30,151)
Net loss	$(8,841)	$(20,241)	$(29,697)	$(39,253)

Note 8 – Debt

Debt at September 30, 2013 and December 31, 2012 was as follows:

(in thousands)	September 30,	December 31,
	2013	2012
Short term debt
Foreign	$509	$778
Long-term debt
Senior Term Loan	118,344	115,000
Revolving Facility	38,800	—
Subordinated Notes, net of unamortized discount	—	9,440
Other H&H debt - domestic	8,359	8,597
Foreign loan facilities	3,096	4,713
Sub total	168,599	137,750
Less portion due within one year	12,037	8,943
Long-term debt	156,562	128,807
Long-term debt - related party
Subordinated Notes, net of unamortized discount	—	19,916
Total long-term debt	156,562	148,723
Total debt	$169,108	$158,444

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90.0 million and a term loan ("Senior Term Loan") in an aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). On April 26, 2013, in connection with the acquisition of Wolverine Joining (see Note 3 - "Acquisitions"), the Company's Senior Credit Facility was amended, and on September 13, 2013, the Senior Credit Facility was further amended. These amendments, among other things, increased the lenders' commitments under the Revolving Facility to $160.0 million and their commitments under the Senior Term Loan to $125.0 million, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to the Company following the payment of $7.0 million of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. The term loan, as amended, requires quarterly principal payments of $2.3 million for the remainder of 2013, and $3.1 million, $3.9 million, $3.9 million and $3.9 million in 2014, 2015, 2016 and 2017, respectively.

The facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at September 30, 2013). The facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 3.10% and 3.04%, respectively, at September 30, 2013, and the Company was in compliance with all debt covenants at September 30, 2013.

In connection with lending requirements under the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56.4 million notional amount of debt, with the notional amount decreasing by $1.1 million, $1.8 million and $2.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016. In connection with the amendments made to the Senior Credit Facility in connection with the Wolverine Joining acquisition, H&H Group entered into a second interest rate swap agreement in June 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5.0 million notional amount of debt, with the notional amount decreasing by $0.1 million, $0.2 million and $0.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group also instructed Wells Fargo to redeem, on April 25, 2013, approximately $31.8 million principal amount of Subordinated Notes, representing all of the outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes were part of a unit ("Unit"), and each Unit consisted of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of the Company ("Warrants"). The Subordinated Notes and Warrants which comprised the Unit were not detachable until October 14, 2013. Accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Note 9 – Derivative Instruments

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts on its precious metal inventory and certain commodity inventory that is not subject to fixed-price contracts with its customers in order to economically hedge against price fluctuations. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of September 30, 2013, the Company had the following outstanding futures contracts with settlement dates ranging from October to December 2013:

			Notional Value
Commodity	Amount		($ in millions)
Silver	760,000	ounces	$16.6
Gold	900	ounces	$1.2
Copper	400,000	pounds	$1.3
Tin	45	metric tons	$1.0

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging. There were no forward contracts outstanding at September 30, 2013.

Fair Value Hedges. Of the total futures contracts outstanding, 570,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges.

Economic Hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement.

The futures contracts are exchange traded contracts through a third party broker. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or broker valuations when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

As discussed in Note 8 - "Debt," H&H Group has entered into two interest rate swap agreements as economic hedges of its debt, but has elected not to account for the interest rate swap agreements as hedges under ASC 815. The Company records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.

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

Effect of Derivative Instruments in the Consolidated Income Statements

(in thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Income Statement Line	2013	2012	2013	2012
Commodity contracts	Cost of goods sold	$(1,543)	$—	$1,083	$—
	Total derivatives designated as hedging instruments	$(1,543)	$—	$1,083	$—
Commodity contracts	Realized and unrealized (loss) gain on derivatives	$(351)	$(1,036)	$1,495	$(284)
Interest rate swap agreements	Interest expense	(161)	—	(265)	—
Derivative features of Subordinated Notes	Realized and unrealized (loss) gain on derivatives	—	(304)	(793)	1,454
	Total derivatives not designated as hedging instruments	$(512)	$(1,340)	$437	$1,170
	Total derivatives	$(2,055)	$(1,340)	$1,520	$1,170

U.S. GAAP requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the balance sheet.

Fair Value of Derivative Instruments on the Consolidated Balance Sheets

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2013	2012
Commodity contracts	Prepaid and other current assets	$961	$—
	Total derivatives designated as hedging instruments	$961	$—
Commodity contracts	Prepaid and other current assets	$436	$100
Interest rate swap agreements	Other liabilities	(211)	—
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	—	793
	Total derivatives not designated as hedging instruments	$225	$893
	Total derivatives	$1,186	$893

Note 10 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plans for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Interest cost	$4,649	$5,540	$13,946	$16,238
Expected return on plan assets	(5,994)	(6,761)	(17,979)	(20,255)
Amortization of prior service cost	8	13	24	33
Amortization of actuarial loss	2,670	2,428	8,010	6,467
Total	$1,333	$1,220	$4,001	$2,483

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $2.8 million for the remainder of 2013, $22.5 million, $21.3 million, $18.2 million, $17.1 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.4 million and $0.5 million for the three months ended September 30, 2013 and 2012, respectively, and $1.4 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.

Note 11 – Stockholders' Equity

Common Stock Repurchase Program

On May 29, 2013, the Company's Board of Directors approved the repurchase of up to an aggregate of $2.0 million of the Company's common stock. On June 27, 2013, the Board of Directors further approved the repurchase of up to an aggregate of $8.0 million of the Company's common stock, which is in addition to the previously approved repurchase up to an aggregate of $2.0 million of common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2013 unless extended or shortened by the Board of Directors. As of September 30, 2013, the Company has repurchased 257,837 shares for a total purchase price of approximately $5.0 million under the repurchase program.

Accumulated Other Comprehensive (Loss) Income

Changes, net of tax, in accumulated other comprehensive (loss) income and its components follow:

(in thousands)	Unrealized (Loss) Gain on Marketable Equity Securities	Foreign Currency Translation Adjustments	Change in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2012	$(4,072)	$2,481	$(224,577)	$(226,168)
Current period income (loss)	1,710	(89)	869	2,490
Reclassification adjustments, net of tax	2,362	(2,566)	—	(204)
Balance at September 30, 2013	$—	$(174)	$(223,708)	$(223,882)

As discussed in Note 7 - "Investments," the Company's investment in ModusLink became subject to the equity method of accounting during the first quarter of 2013. Accordingly, the accumulated unrealized loss of $2.4 million on available-for-sale investments associated with this investment was reclassified out of accumulated other comprehensive loss and into earnings.

As discussed in Note 4 - "Discontinued Operations," the Company completed the final liquidation of ITD in July 2013 and recognized $2.6 million in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2013, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 319,788 shares of restricted stock under the 2007 Incentive Stock Plan, as amended (the “2007 Plan”), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

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

The Company allows certain grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the nine months ended September 30, 2013, 2,615 shares were foregone by employees in connection with income tax withholding obligations.

On May 21, 2013, the Company's stockholders approved an increase in the number of shares authorized for issuance under the 2007 Plan from 1,650,000 shares to 2,075,000 shares.

Restricted stock activity under the Company's 2007 Plan was as follows for the nine months ended September 30, 2013:

(shares)	Employees	Directors	Total
Balance, January 1, 2013	503,440	458,000	961,440
Granted	157,788	162,000	319,788
Forfeited	(11,362)	—	(11,362)
Reduced for income tax obligations	(2,615)	—	(2,615)
Balance, September 30, 2013	647,251	620,000	1,267,251

Vested	270,124	458,000	728,124
Non-vested	377,127	162,000	539,127

The Company has recognized compensation expense related to restricted shares of $1.2 million and $1.2 million for the three months ended September 30, 2013 and 2012, respectively, and $3.6 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively. Unearned compensation expense related to restricted shares at September 30, 2013 is $4.8 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended September 30, 2013 and 2012, tax provisions from continuing operations of $5.7 million and $2.6 million were recorded, respectively. The effective tax rates in the three months ended September 30, 2013 and 2012 were 40.4% and 35.5%, respectively. For the nine months ended September 30, 2013 and 2012, tax provisions from continuing operations of $13.6 million and $12.4 million were recorded, respectively. The effective tax rates in the nine months ended September 30, 2013 and 2012 were 40.0% and 39.6%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2013	2012	2013	2012
Income from continuing operations, net of tax	$6,739	$4,725	$15,422	$18,959
Weighted-average number of common shares outstanding	13,290	13,148	13,298	12,996
Income from continuing operations, net of tax, per share	$0.51	$0.36	$1.16	$1.46
Net income from discontinued operations	$2,904	$1,205	$14,108	$3,019
Weighted-average number of common shares outstanding	13,290	13,148	13,298	12,996
Discontinued operations, net of tax, per share	$0.22	$0.09	$1.06	$0.23
Net income	$9,643	$5,930	$29,530	$21,978
Weighted-average number of common shares outstanding	13,290	13,148	13,298	12,996
Net income per share	$0.73	$0.45	$2.22	$1.69

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of stock options outstanding during the three and nine months ended September 30, 2013 and 2012, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of September 30, 2013, stock options for an aggregate of 42,200 shares are excluded from the calculations above.

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

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables and trade payables, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for the Company's long-term debt which has variable interest rates.

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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheets as of September 30, 2013 and December 31, 2012, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of September 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$16,279	$16,279	$—	$—
Precious metal and commodity inventories recorded at fair value	$15,664	$15,664	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,397	$1,397	$—	$—
Interest rate swap agreements	$(211)	$—	$(211)	$—

	Asset (Liability) as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Investment in associated company	$17,229	$17,229	$—	$—
Commodity contracts on precious metals and commodity inventories	$100	$127	$(27)	$—
Derivative features of Subordinated Notes	$793	$—	$—	$793

(in thousands)	Nine Months Ended
Activity	September 30, 2013
Beginning balance	$793
Total net gains (losses) included in:
Net income	(793)
Other comprehensive income	—
Purchases	—
Issuances	—
Sales	—
Settlements	—
Net transfers into / (out of) Level 3	—
Ending balance	$—

The loss of $0.8 million in the fair value of the derivative features of Subordinated Notes for the nine months ended September 30, 2013 noted above resulted principally from the redemption of the Company's Subordinated Notes and related Warrants on March 26, 2013 (see Note 8 - "Debt"). The valuation of the derivative features of the Subordinated Notes and Warrants utilized a customized binomial model, which valued the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH's stock were significant inputs that influenced the valuation of the derivative.

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis ("DCF") and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.2 million as of September 30, 2013, are carried at the lower of cost or fair value, and are included primarily in other non-current assets in the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $2.5 million accrued related to estimated environmental remediation costs as of September 30, 2013. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarter ended September 30, 2013, the Company recorded an insurance reimbursement receivable of $1.1 million for previously incurred remediation costs. Based upon information currently available, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of September 30, 2013, over and above the $1.0 million, total investigation and remediation costs of approximately $3.3 million and $1.1 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The additional Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP, not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012. The final status survey was approved by the EPA, and the PRPs have had access to the Superfund Site since November 2012. Since that time, work on behalf of the chemical PRPs has been on-going and estimates for the final remediation costs were calculated. H&H's total assessed share for the remaining remediation was $2.2 million, which was paid in August 2013. The Company's financial guarantee for this matter was removed following payment receipt. The remediation is expected to be completed in the second quarter of 2014. There is still a possibility that some radiological contaminated soil may become the responsibility of the chemical PRPs, which could result in an additional, maximum assessment of approximately $0.2 million based on current estimates. In addition, during the excavation process, additional contaminated soil and constituents were found that resulted in increased costs, and similar findings could arise again as remediation activities continue. Because the assessment is an estimate and dependent upon several factors, including actual remediation activities and costs, the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, site investigations and install another off-site well. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP in January 2014. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

Other Litigation

In the ordinary course of our business, we are subject to periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Note 17 – Related Party Transactions

As of September 30, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 54.8% of issued shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH

GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, Jack Howard, as Vice Chairman, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

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

The amended Management Services Agreement provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, effective January 1, 2013, consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement. The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company. Prior to the First Amendment, the Management Services Agreement provided that the Company pay SP Corporate a fixed annual fee of approximately $10.98 million in 2012, consisting of (a) $1.74 million in consideration of executive services provided by SP Corporate under the Management Services Agreement, and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement.

The Management Services Agreement has a term of one year and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate.

In connection with the Investment Agreement discussed in Note 7 - "Investments," ModusLink agreed to reimburse SPLP's reasonably documented out-of-pocket expenses associated with the agreement up to a maximum of $0.2 million, which was principally paid by and reimbursed to the Company.

Note 18 – Reportable Segments

HNH, the parent company, manages a group of businesses on a decentralized basis. HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. The business units principally operate in North America.

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the purchase and resale of precious metals. Joining Materials segment has limited exposure to the prices of precious metals due to the Company's hedging and pricing models. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The results of the Joining Materials segment include the operations of Wolverine Joining from its acquisition on April 26, 2013.

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

Kasco provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

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

The following table presents information about the Company's reportable segments for the three and nine months ended September 30, 2013 and 2012:

Income Statement Data	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2013	2012	2013	2012
Net sales:
Joining Materials	$51,059	$40,304	$152,491	$137,718
Tubing	23,248	20,080	68,628	62,957
Building Materials	64,369	50,577	177,742	150,992
Arlon	18,723	20,584	61,136	62,292
Kasco	14,475	13,083	42,918	39,486
Total net sales	$171,874	$144,628	$502,915	$453,445

Segment operating income:
Joining Materials	$5,349	$4,811	$17,086	$18,228
Tubing	4,677	3,811	13,165	11,527
Building Materials	9,647	6,314	23,586	18,601
Arlon	1,718	3,168	7,676	9,665
Kasco	1,119	1,072	3,249	3,080
Total segment operating income	22,510	19,176	64,762	61,101
Unallocated corporate expenses and non-operating units	(4,939)	(5,137)	(15,368)	(15,968)
Unallocated pension expense	(1,333)	(1,220)	(4,001)	(2,483)
Gain from asset dispositions	11	36	19	85
Operating income	16,249	12,855	45,412	42,735
Interest expense	(1,880)	(3,709)	(11,967)	(11,907)
Realized and unrealized (loss) gain on derivatives	(351)	(1,340)	702	1,170
Other expense	(14)	(475)	(279)	(600)
Income from continuing operations before tax and equity investment	$14,004	$7,331	$33,868	$31,398

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

Kasco provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

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

Discontinued Operations

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment. In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation business unit, which manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was also part of the Company's Building Materials segment. In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers. ITM's operations were part of the Company's Tubing segment. The results of these business units have been classified as discontinued operations in the Company's consolidated financial statements for 2013, as well as all historical periods, and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

The operating results for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2013	2012	2013	2012
Net sales	$171,874	$144,628	$502,915	$453,445
Gross profit	49,897	42,023	145,534	131,842
Gross profit margin	29.0%	29.1%	28.9%	29.1%
Selling, general and administrative expenses	32,315	27,948	96,121	86,624
Pension expense	1,333	1,220	4,001	2,483
Operating income	16,249	12,855	45,412	42,735
Other:
Interest expense	1,880	3,709	11,967	11,907
Realized and unrealized loss (gain) on derivatives	351	1,340	(702)	(1,170)
Other expense	14	475	279	600
Income from continuing operations before tax and equity investment	14,004	7,331	33,868	31,398
Tax provision	5,657	2,606	13,563	12,439
Loss from associated company, net of tax	1,608	—	4,883	—
Income from continuing operations, net of tax	$6,739	$4,725	$15,422	$18,959

Net Sales

Net sales for the three months ended September 30, 2013 increased by $27.2 million, or 18.8%, to $171.9 million, as compared to $144.6 million for the same period in 2012. Value added sales increased by $33.4 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, the Tubing segment, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of $6.2 million, principally due to silver. The average silver market price was approximately $21.39 per troy ounce in the third quarter of 2013, as compared to $29.96 per troy ounce in the same period of 2012. The acquisition of Wolverine Joining provided incremental net sales of $13.6 million within the Joining Materials segment during the three months ended September 30, 2013.

Net sales for the nine months ended September 30, 2013 increased by $49.5 million, or 10.9%, to $502.9 million, as compared to $453.4 million for the same period in 2012. Value added sales increased by $62.4 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, the Tubing segment, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of $12.9 million, principally due to silver.

The average silver market price was approximately $24.77 per troy ounce in the nine months ended September 30, 2013, as compared to $30.73 per troy ounce in the same period of 2012. The acquisition of Wolverine Joining provided incremental net sales of $28.7 million within the Joining Materials segment in the nine months ended September 30, 2013.

Gross Profit

Gross profit for the three months ended September 30, 2013 increased to $49.9 million, as compared to $42.0 million for the same period of 2012, and as a percentage of net sales, decreased to 29.0%, as compared to 29.1% in the third quarter last year. The gross profit margin decrease of 0.1% was principally due to unfavorable product mix in the Joining Materials segment and unfavorable production variances in the Arlon segment, which were partially offset by increased sales of high margin branded fasteners in the Building Materials segment. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 1.0% in the three months ended September 30, 2013. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials segment's gross profit margin. The acquisition of Wolverine Joining provided incremental gross profit of $1.6 million within the Joining Materials segment during the third quarter of 2013.

Gross profit for the nine months ended September 30, 2013 increased to $145.5 million, as compared to $131.8 million for the same period of 2012. Gross profit as a percentage of net sales decreased to 28.9%, as compared to 29.1% for the same period of 2012. The decrease of 0.2% was principally due to unfavorable product mix in the Joining Materials segment and unfavorable production variances in the Arlon segment, which were partially offset by increased sales of high margin branded fasteners in the Building Materials segment. Lower average precious metal prices, principally silver, favorably impacted gross profit margin by 0.7% in the nine months ended September 30, 2013. Since the Company's precious metal inventory is hedged and the cost of silver is passed through to customers principally at market, lower silver prices generally result in increases in the Joining Materials segment's gross profit margin. The acquisition of Wolverine Joining provided incremental gross profit of $2.4 million within the Joining Materials segment during the nine months ended September 30, 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2013 were $32.3 million, or 18.8% of net sales, as compared to $27.9 million, or 19.3% of net sales, for the same period a year ago. The lower SG&A as a percentage of sales during the third quarter of 2013, as compared to the same period of 2012, was primarily due to effective cost control on higher sales volume and an insurance reimbursement receivable of $1.1 million recorded for previously incurred environmental remediation costs, offsetting the impact of lower average precious metal prices and higher employee benefit costs, which had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

SG&A for the nine months ended September 30, 2013 were $96.1 million, or 19.1% of net sales, as compared to $86.6 million, or 19.1% of net sales, for the same period a year ago. Lower average precious metal prices, higher employee benefit costs, increased restricted stock expense and business development costs, including acquisition fees and integration costs related to our acquisition of Wolverine Joining, were offset by effective cost control on higher sales volume and an insurance reimbursement receivable of $1.1 million recorded for previously incurred environmental remediation costs, as compared to the prior year.

Pension Expense

Non-cash pension expense was $1.3 million and $4.0 million for the three and nine months ended September 30, 2013, respectively, which was $0.1 million and $1.5 million higher than the three and nine months ended September 30, 2012, respectively. The increase in non-cash pension expense was primarily due to the fact that investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") have been lower than actuarial assumptions. We currently expect non-cash pension expense to be approximately $5.3 million in 2013, as compared to $3.3 million in 2012.

Interest Expense

Interest expense for the three and nine months ended September 30, 2013 was $1.9 million and $12.0 million, respectively, as compared to $3.7 million and $11.9 million for the same periods of 2012, respectively. On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") and irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the indenture. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was partially offset by a lower average interest rate in the three and nine months ended September 30, 2013, principally due to the Company's debt refinancing in the fourth quarter of 2012 and the redemption of the Subordinated Notes.

Realized and Unrealized Loss (Gain) on Derivatives

Realized and unrealized (losses) gains on derivatives for the three and nine months ended September 30, 2013 and 2012 were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative	2013	2012	2013	2012
Commodity contracts (economic hedges)	$(351)	$(1,036)	$1,495	$(284)
Derivative features of Subordinated Notes	—	(304)	(793)	1,454
Total realized and unrealized (loss) gain on derivatives	$(351)	$(1,340)	$702	$1,170

H&H utilizes precious metal forward and futures contracts to economically hedge its precious metal inventory against price fluctuations. The factors that affect the gain or loss on these derivative instruments are changes in the price of precious metals and the amount of ounces hedged. In addition, the Company's Subordinated Notes had embedded call premiums as well as warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability prior to the redemption of the Subordinated Notes and warrants in the first quarter of 2013.

Tax Provision

For the three months ended September 30, 2013 and 2012, tax provisions from continuing operations of $5.7 million and $2.6 million were recorded, respectively. The effective tax rates in the three months ended September 30, 2013 and 2012 were 40.4% and 35.5%, respectively. For the nine months ended September 30, 2013 and 2012, tax provisions from continuing operations of $13.6 million and $12.4 million were recorded, respectively. The effective tax rates in the nine months ended September 30, 2013 and 2012 were 40.0% and 39.6%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions.

Loss from Associated Company

As described in Note 7 - "Investments" to its consolidated financial statements, the Company concluded that it gained significant influence over the operating and financial policies of ModusLink Global Solutions, Inc. ("ModusLink") during the first quarter of 2013. The $4.9 million loss from associated company, net of tax, for the nine months ended September 30, 2013 includes the impact of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings.

Segment Analysis

Segment net sales and operating income data for the three and nine months ended September 30, 2013 and 2012 are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2013	2012	Change	2013	2012	Change
Net sales:
Joining Materials	$51,059	$40,304	26.7%	$152,491	$137,718	10.7%
Tubing	23,248	20,080	15.8%	68,628	62,957	9.0%
Building Materials	64,369	50,577	27.3%	177,742	150,992	17.7%
Arlon	18,723	20,584	(9.0)%	61,136	62,292	(1.9)%
Kasco	14,475	13,083	10.6%	42,918	39,486	8.7%
Total net sales	$171,874	$144,628	18.8%	$502,915	$453,445	10.9%
Segment operating income:
Joining Materials	$5,349	$4,811	11.2%	$17,086	$18,228	(6.3)%
Tubing	4,677	3,811	22.7%	13,165	11,527	14.2%
Building Materials	9,647	6,314	52.8%	23,586	18,601	26.8%
Arlon	1,718	3,168	(45.8)%	7,676	9,665	(20.6)%
Kasco	1,119	1,072	4.4%	3,249	3,080	5.5%
Total segment operating income	$22,510	$19,176	17.4%	$64,762	$61,101	6.0%

Joining Materials

For the three months ended September 30, 2013, the Joining Materials segment net sales increased by $10.8 million, or 26.7%, to $51.1 million, as compared to net sales of $40.3 million for the same period of 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $8.57 per troy ounce in the average market price of silver in the third quarter of 2013, as compared to the same period of 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by $6.2 million on a quarter versus prior year's quarter basis. The acquisition of Wolverine Joining provided incremental net sales of $13.6 million within the Joining Materials segment during the three months ended September 30, 2013.

Segment operating income for the third quarter of 2013 increased by $0.5 million, or 11.2%, to $5.3 million, as compared to $4.8 million for the same period of 2012 as a result of higher sales volume, partially offset by lower gross profit margin resulting from unfavorable product mix. The Joining Materials segment's operating income was also unfavorably impacted by higher SG&A associated with business development activities, including acquisition fees and integration costs related to our acquisition of Wolverine Joining.

For the nine months ended September 30, 2013, the Joining Materials segment net sales increased by $14.8 million, or 10.7%, to $152.5 million, as compared to net sales of $137.7 million for the same period of 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $5.96 per troy ounce in the average market price of silver in the nine months ended September 30, 2013, as compared to the same period of 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by $12.9 million on a year-to-date basis versus the same period of 2012. The acquisition of Wolverine Joining provided incremental net sales of $28.7 million within the Joining Materials segment during the nine months ended September 30, 2013.

Segment operating income for the nine months ended September 30, 2013 decreased by $1.1 million, or 6.3%, to $17.1 million, as compared to $18.2 million during the same period of 2012. During the nine months ended September 30, 2013, lower gross profit margin resulted from unfavorable product mix, as compared to the same period of 2012. The Joining Materials segment's operating income was also unfavorably impacted by higher SG&A associated with business development activities, including acquisition fees and integration costs related to our acquisition of Wolverine Joining.

Tubing

For the three months ended September 30, 2013, the Tubing segment net sales increased by $3.2 million, or 15.8%, to $23.2 million, as compared to $20.1 million in the third quarter of 2012. The increase was primarily driven by higher sales volume from the oil and gas and chemical processing sectors served by the Stainless Steel Tubing Group.

Segment operating income for the third quarter of 2013 increased by $0.9 million, or 22.7%, to $4.7 million, as compared to $3.8 million in the third quarter of 2012. Gross profit margin improved during the third quarter, as compared to the same period of 2012, driven by favorable product mix. The increase in operating income was also driven by the higher sales level in the quarter, as compared to the third quarter of 2012.

For the nine months ended September 30, 2013, the Tubing segment net sales increased by $5.7 million, or 9.0%, to $68.6 million, as compared to $63.0 million during the same period of 2012. The increase was primarily driven by higher sales volume from the oil and gas and chemical processing sectors served by the Stainless Steel Tubing Group.

Segment operating income for the nine months ended September 30, 2013 increased by $1.6 million, or 14.2%, to $13.2 million, as compared to $11.5 million in the first nine months of 2012. The increase in segment operating income was driven by gross profit margin improvement resulting from favorable product mix and higher sales volume.

Building Materials

For the three months ended September 30, 2013, the Building Materials segment net sales increased by $13.8 million, or 27.3%, to $64.4 million, as compared to $50.6 million for the same period of 2012. The increase in net sales was primarily the result of higher sales of roofing products and FastenMaster products for the home center segment during the quarter, as well as $5.5 million of incremental sales associated with the acquisition of the operations of W.P. Hickman Company in December 2012.

Segment operating income increased by $3.3 million, or 52.8%, to $9.6 million for the three months ended September 30, 2013, as compared to $6.3 million for the same period of 2012. Gross profit margin for the three months ended September 30, 2013 was higher, as compared to the three months ended September 30, 2012, primarily due to increased sales of high margin branded fasteners in the third quarter of 2013. The remaining increase in operating income was primarily due to the higher sales level in the quarter, as compared to the third quarter of 2012.

For the nine months ended September 30, 2013, the Building Materials segment net sales increased by $26.8 million, or 17.7%, to $177.7 million, as compared to $151.0 million for the same period of 2012. The increase in net sales was primarily the result of higher sales of roofing products and FastenMaster products for the home center segment, as well as $11.8 million of incremental sales associated with the acquisition of the operations of W.P. Hickman Company in December 2012.

Segment operating income increased by $5.0 million, or 26.8%, to $23.6 million for the nine months ended September 30, 2013, as compared to $18.6 million for the same period of 2012. Gross profit margin for the nine months ended September 30, 2013 was higher, as compared to the nine months ended September 30, 2012, primarily due to increased sales of high margin branded fasteners during the nine months ended September 30, 2013. The remaining increase in operating income was primarily due to the higher sales level during the nine months ended September 30, 2013, as compared to the same period of the prior year.

Arlon

For the three months ended September 30, 2013, the Arlon segment net sales decreased by $1.9 million, or 9.0%, to $18.7 million, as compared to $20.6 million for the third quarter of 2012. The decrease in net sales resulted from lower demand for printed circuit board materials for use in the telecommunications infrastructure in China, which was partially offset by higher sales from the military defense sector.

Segment operating income decreased by $1.5 million, or 45.8%, to $1.7 million for the three months ended September 30, 2013, as compared to $3.2 million for the same period of 2012. Gross profit margin was lower during the third quarter of 2013, as compared to the third quarter of 2012, primarily due to unfavorable production variances, partially as a result of lower demand.

For the nine months ended September 30, 2013, the Arlon segment net sales decreased by $1.2 million, or 1.9%, to $61.1 million, as compared to $62.3 million for the same period of 2012. The decrease in net sales resulted from lower demand for printed circuit board materials for use in the telecommunications infrastructure in China, partially offset by higher demand for extruded silicone products.

Segment operating income decreased by $2.0 million, or 20.6%, to $7.7 million for the nine months ended September 30, 2013, as compared to $9.7 million for the same period of 2012. Gross profit margin was lower during the nine months ended

September 30, 2013, as compared to the same period of 2012, primarily due to unfavorable production variances, partially as a result of lower demand.

Kasco

For the three months ended September 30, 2013, the Kasco segment net sales increased by $1.4 million, or 10.6%, to $14.5 million, as compared to $13.1 million for the third quarter of 2012. The net sales improvements were principally from its route business sales in North America.

Segment operating income was $1.1 million for the three months ended September 30, 2013, which was flat compared to the same period of 2012. The increased sales in the period were offset by higher sales commissions, travel costs and automobile expenses.

For the nine months ended September 30, 2013, the Kasco segment net sales increased 8.7%, to $42.9 million, as compared to $39.5 million for the same period of 2012. The net sales improvements were principally from its route business sales in North America.

Segment operating income was $3.2 million for the nine months ended September 30, 2013, as compared to $3.1 million for the same period of 2012. The increase was a result of higher sales levels during the period, partially offset by higher sales commissions, travel costs and automobile expenses, as compared with the prior year.

Discussion of Consolidated Cash Flows

Comparison of the Nine Months Ended September 30, 2013 and 2012

Operating Activities

For the nine months ended September 30, 2013, $20.0 million was provided by operating activities, $23.5 million was used in investing activities and $2.5 million was provided by financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$29,530	$21,978
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	11,994	9,871
Non-cash stock-based compensation	3,647	3,181
Accrued interest not paid in cash	93	1,606
Loss on early retirement of debt	5,662	631
Non-cash pension expense	4,001	2,483
Non-cash loss (gain) from derivatives	457	(1,303)
Deferred income taxes	21,602	10,410
Other	(533)	1,329
Net income after non-cash items	76,453	50,186
Discontinued operations	(23,215)	3,908
Pension payments	(10,464)	(16,136)
Working capital, net of acquisitions:
Trade and other receivables	(19,510)	(6,531)
Precious metal inventory	(4,842)	(3,352)
Inventories other than precious metal	2,251	663
Prepaid and other current assets	(2,073)	(2,695)
Other current liabilities	1,050	3,141
Total working capital effect	(23,124)	(8,774)
Other items-net	317	(371)
Net cash provided by operating activities	$19,967	$28,813

The Company reported net income of $29.5 million for the nine months ended September 30, 2013, which included $46.9 million of net non-cash expense items such as depreciation and amortization of $12.0 million, non-cash stock-based compensation of $3.6 million and non-cash pension expense of $4.0 million. Other non-cash items also included a deferred income tax change of $21.6 million and loss on redemption of the Subordinated Notes of $5.7 million. The deferred income tax change principally results from the use of federal net operating loss carryforwards to offset the pre-tax income from continuing operations and the pre-tax gain on disposal of assets of discontinued operations. The reduction for discontinued operations of $23.2 million for the nine months ended September 30, 2013 principally reflects the $27.6 million pre-tax gain on disposal of assets. Working capital used $23.1 million of cash during the nine months ended September 30, 2013 as a result of high sales levels during the nine months ended September 30, 2013. The Company also made pension plan payments of $10.5 million. As a result, net cash provided from operating activities was $20.0 million for the nine months ended September 30, 2013.

Operating cash flows for the nine months ended September 30, 2013 were $8.8 million lower, as compared to the same period of 2012. The decrease in cash flow from operations was principally attributable to a higher use of working capital during the nine months ended September 30, 2013, which was partially offset by higher net income. Trade and other receivables used $19.5 million during the nine month period of 2013, as compared to a use of $6.5 million for the same period of 2012, primarily due to higher net sales and a $3.7 million escrow balance related to the sale of the Continental Industries business unit in the first quarter of 2013. Inventories used $2.6 million during the nine month period of 2013, as compared to $2.7 million for the same period in 2012. Other current assets used $2.1 million during the nine months ended September 30, 2013, as compared to $2.7 million for the same period of 2012. Other current liabilities provided $1.1 million during the nine month period of 2013, as compared to $3.1 million for the same period of 2012, primarily due to a $2.2 million environmental remediation payment made during the third quarter of 2013.

Investing Activities

Investing activities used $23.5 million of cash for the nine months ended September 30, 2013 and used $20.7 million during the same period of 2012. The investing activities included acquisition costs of $59.5 million, primarily related to Wolverine Joining, during the nine months ended September 30, 2013. The 2013 balance also included proceeds from sale of discontinued operations of $45.3 million. Capital spending in the 2013 period of $10.6 million was lower than the $14.2 million in the 2012 period, primarily due to the purchase of a new building in the Building Materials segment and a facility expansion project in the Tubing segment during the 2012 period. During the nine months ended September 30, 2012, the Company invested approximately $6.3 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the nine months ended September 30, 2013, the Company's financing activities provided $2.5 million of cash. The Company increased net borrowings on its revolving credit facility by $38.8 million and borrowed an additional $10.0 million on its senior term loan, which were partially offset by repayments of $6.9 million on its domestic term loans and $36.3 million used for the repurchase of the Company's Subordinated Notes during the nine months ended September 30, 2013. The timing of disbursement check overdrafts provided $4.9 million during the nine months ended September 30, 2013. The Company also used $5.0 million for the repurchase of its common stock during the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, the Company's financing activities used $7.8 million of cash. This included repayments of $3.3 million on its domestic term loans, net repayments of $4.7 million of its revolving credit facility and $5.3 million for the repurchase of Subordinated Notes during the nine months ended September 30, 2012, which were partially offset by a $1.8 million mortgage arranged for a new building and additional foreign term loans of $1.8 million. As of September 30, 2012, the Company also had agreed to purchase $0.9 million of additional Subordinated Notes, plus accrued interest, for which the cash settlement of the transactions took place in the fourth quarter of 2012. Such transactions are presented as non-cash financing activities in the consolidated statement of cash flows.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of September 30, 2013, the Company's current assets totaled $215.6 million, its current liabilities totaled $84.6 million and its net working capital was $131.0 million, as compared to net working capital of $111.8 million as of December 31, 2012. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $2.8 million for the remainder of 2013, $22.5 million, $21.3 million, $18.2 million, $17.1 million and $49.0 million in 2014, 2015, 2016, 2017 and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

During November 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an initial aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). In connection with the Company's April 2013 acquisition of Wolverine Joining, the Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20.0 million and $10.0 million, respectively. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. On September 13, 2013, the Senior Credit Facility was further amended. This amendment, among other things, increased the lenders' commitments under the revolving credit facility to $160.0 million, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to the Company following the payment of $7.0 million of previously declared dividends and amended certain financial covenants and the amortization schedule of the term loan. As of September 30, 2013, H&H Group's availability under its amended revolving credit facility was $46.9 million.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's balance sheet. As of September 30, 2013, H&H's customer metal consisted of 280,832 ounces of silver, 553 ounces of gold and 1,391 ounces of palladium.

*******

When used in Management's Discussion and Analysis of Financial Condition and Results of Operations, the words "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, general economic conditions, the ability of the Company to develop markets and sell its products and the effects of competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2013, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Principal Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Commitments and Contingencies," of this report.

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

The following table provides information on the shares purchased during the three months ended September 30, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2013 to July 31, 2013	55,894	$18.53	55,894	$7,936,798
August 1, 2013 to August 31, 2013	76,319	$20.62	76,319	$6,362,930
September 1, 2013 to September 30, 2013	64,211	$21.38	64,211	$4,989,781
	196,424		196,424	$4,989,781

Item 6. - Exhibits

Exhibit 4.1 Second Amendment, dated as of September 13, 2013, to the Credit Agreement, dated as of November 8, 2012, as amended on April 26, 2013, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (1)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

Exhibit 31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

Exhibit 32 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (2)

Exhibit 101.INS XBRL Instance Document (2)

Exhibit 101.SCH XBRL Taxonomy Extension Schema (2)

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase (2)

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase (2)

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase (2)

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase (2)

(1) Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 13, 2013.
(2) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN LTD.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

November 4, 2013