Form 10-K
period 2013-12-31
HANDY & HARMAN LTD.
filed 2014-02-28
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 28, 2013 totaled approximately $70.8 million based on the then-closing stock price.
On February 27, 2014, there were 12,974,177 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

HANDY & HARMAN LTD.
FORM 10-K
December 31, 2013

Page | 1

PART I

Item 1.	Business

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electronics, telecommunications, transportation, utility, medical, semiconductor, aerospace, aviation, military electronics and food industries. As of December 31, 2013, HNH and its subsidiaries employed over 1,800 people at 31 locations in eight countries. All references herein to "we," "our," "its" or the "Company" refer to HNH together with all of its subsidiaries.

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

We manage our portfolio of businesses on a continuous basis. In 2013, we acquired substantially all of the assets of Wolverine Joining Technologies, LLC ("Wolverine Joining") used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, and also acquired PAM Fastening Technology, Inc. ("PAM"), a distributor of screw guns, collated screws and hot melt systems. Also during 2013, we divested substantially all of the assets and existing operations of our Continental Industries ("Continental") and Canfield Metal Coating Corporation ("CMCC") business units, and sold substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V ("ITM"). In 2012, we acquired a manufacturer of brazing alloys and contact materials ("Inmet") and purchased the assets of a manufacturer of perimeter metal roof edges ("Hickman"). In 2011, we acquired the assets of a company that develops and manufactures hidden fastening systems for deck construction ("Tiger Claw"), sold the stock of EuroKasco, S.A.S., and sold businesses that manufactured adhesive films, specialty graphic films and engineered coated products in separate transactions. Further discussion of these acquisitions and divestitures is contained in Notes 4 and 5, respectively, to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Products and Product Mix

Joining Materials Segment

Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the direct purchase and resale of precious metals. Joining Materials segment enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves. The results of the Joining Materials segment include the operations of Wolverine Joining from its acquisition on April 26, 2013.

Tubing Segment

Tubing segment manufactures a wide variety of steel tubing products. We believe that the Tubing segment manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, we believe it is the number one supplier of small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. This segment also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the automotive, heating, ventilation and cooling (HVAC), and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Page | 2

Building Materials Segment

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. The Building Materials segment was formerly known as the Engineered Materials segment. The results of the Building Materials segment include the operations of PAM from its acquisition on November 7, 2013.

Arlon Electronic Materials Segment

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

Business Strategy

Our business strategy is to enhance the growth and profitability of the HNH business units and to build upon their strengths through internal growth and strategic acquisitions. We expect HNH to continue to focus on high margin products and innovative technology. We also will continue to evaluate, from time to time, the sale of certain businesses and assets, as well as strategic and opportunistic acquisitions.

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

Customers

HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electronics, telecommunications, transportation, utility, medical, semiconductor, aerospace, aviation, military electronics and food industries.

No customer accounted for more than 5% of consolidated net sales in 2013, 2012 or 2011. The Company's 15 largest customers accounted for approximately 26% of consolidated HNH net sales in 2013.

Foreign Revenue

The following table presents foreign revenue for the years ended December 31.

Page | 3

	Revenue
(in thousands)	2013	2012	2011
United States	$590,479	$512,470	$505,583
Foreign	64,745	67,058	74,181
	$655,224	$579,528	$579,764

Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Building Materials and Kasco segments consist principally of stainless, galvanized and carbon steel, copper, tin, nickel alloys, a variety of high-performance alloys and various plastic compositions. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

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

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH's segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2013, 2012 and 2011 for continuing operations were $16.2 million, $20.3 million and $12.0 million, respectively. HNH anticipates funding its capital expenditures in 2014 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $18 and $23 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2013, the Company employed 1,836 employees worldwide. Of these employees, 351 were sales employees, 484 were office employees, 132 were covered by collective bargaining agreements and 869 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type the Company manufactures. Some of these competitors are larger than the Company and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service and price, and in some industries, new product introduction. The Company may not be

Page | 4

able to compete successfully and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing revenues and profits.

In its served markets, the Company competes against large, as well as smaller-sized private and public companies. This results in intense competition in a number of markets in which it operates. Significant competition could in turn lead to lower prices, lower levels of shipments and/or higher costs in some markets that could have a negative effect on results of operations.

Sales Channels

HNH distributes products to customers through Company sales personnel, outside sales representatives and distributors in North and South America, Europe, Australia, Asia and several other international markets.

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold. In addition, the Company owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. The Company does not believe that the loss of any or all of these patents or trademarks would have a material adverse effect on its businesses. The Company's patents have remaining durations ranging from less-than-one year to 18 years, with expiration dates occurring in 2014 through 2032.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2014. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 19 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Other Information

Our internet website address is www.handyharman.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended: annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; any amendments to such reports; and proxy statements. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC.

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

These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in our forward-looking statements. Such risks and uncertainties include, among others, those discussed in "Item 1A - Risk Factors" of this Annual Report on Form 10-K, as well as in our consolidated financial statements, related notes, and the other information appearing elsewhere in this report and our other filings with the SEC. We do not intend, and undertake no obligation, to update any of our forward-looking statements after the date of this report to reflect actual results or future events or circumstances. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Page | 5

Factors that could cause the actual results of the Company in future periods to differ materially include, but are not limited to, the following:

Risks Relating to Our Financial Condition

HNH sponsors a defined benefit pension plan, which could subject it to substantial cash funding requirements in the future.

HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan ("WHX Pension Plan"). The performance of the financial markets and interest rates impact our defined benefit pension plan expense and funding obligations. Significant changes in market interest rates, decreases in the fair value of plan assets, investment losses on plan assets and changes in discount rates may increase our funding obligations and adversely impact our financial statements. HNH expects to have required minimum pension plan contributions to the WHX Pension Plan for 2014, 2015, 2016, 2017, 2018 and for the five years thereafter of $24.0 million, $21.4 million, $16.8 million, $15.5 million, $13.7 million and $27.2 million, respectively. Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

HNH has ongoing requirements to fund its pension plan obligations and meet other administrative expenses. However, H&H Group's debt facilities contain covenants that limit HNH's access to cash. If HNH is unable to access funds generated by its subsidiaries, it may not be able to meet its financial obligations.

As of December 31, 2013, HNH, the parent company, had cash and cash equivalents of approximately $1.9 million and current liabilities of approximately $0.8 million. HNH also holds an investment in the common stock of ModusLink Global Solutions, Inc. ("ModusLink"), which had a value of $34.0 million at December 31, 2013. Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. These exceptions are subject to the satisfaction of certain conditions and financial covenants. Failure by one or more of those subsidiaries to generate sufficient cash flow or meet the requirements of H&H Group's credit facilities, restricting future dividends or distributions to HNH, could have a material adverse effect on HNH's business, financial condition and results of operations.

HNH holds a significant investment in the common stock of another public company, and fluctuations in the value of this investment may adversely impact the Company's financial condition and results of operations.

HNH owns 5,941,170 shares of the common stock of ModusLink and has elected the option to value its investment in ModusLink using fair value. The value of this investment increased from $17.2 million at December 31, 2012 to $34.0 million at December 31, 2013 due entirely to changes in the share price of ModusLink's common stock. ModusLink provides supply chain and logistics services to companies in consumer electronics, communications, computing, medical devices, software, luxury goods and retail. Fluctuations in the value of this investment are subject to market price fluctuations and other factors, which are not directly linked to the financial and operational performance of the Company.

Risks Relating to Our Business

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

The Company's debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH. The Company's ability to meet its cash requirements to fund its activities in the ordinary course of business is dependent, in part, upon its ability to access cash from H&H Group's credit facilities, and also on the Company's continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company's credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions and environmental remediation costs. The ability of H&H Group to draw on its revolving line of credit is limited by its borrowing base of accounts receivable and inventory. As of December 31, 2013, H&H Group's availability under its U.S. revolving credit facility was $36.4 million, and as of January 31, 2014, it was $33.7 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if the financial performance of its subsidiaries does not satisfy the relevant borrowing base criteria and financial covenants set forth in the applicable financing agreements. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable

Page | 6

to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, liquidity could be adversely affected for H&H Group and H&H Group might not be able to provide funds to HNH, its parent, to enable HNH to meet its own financial obligations.

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

Negative trends in the general economy could cause a downturn in the market for our products and services. A significant portion of our revenues are received from customers in automotive and construction related industries, which experienced significant financial downturns in recent years. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

In many cases, our competitors are larger than us and have manufacturing and financial resources greater than we do, which may have a negative impact on our business, operating results or financial condition.

In our served markets, we compete against foreign and domestic private and public companies that manufacture products of the type we manufacture. Some of these competitors are larger than we are and have financial resources greater than we do. This results in intense competition in a number of markets in which we operate. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price and in some industries, new product introduction. We may not be able to compete successfully and competition may have a negative impact on our business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing our revenues and profits.

Our sales and profitability may be adversely affected by fluctuations in the cost and supply of raw materials and commodities.

In our production and distribution processes, we consume significant amounts of electricity, natural gas, fuel and other petroleum-based commodities, including adhesives and other products, as well as precious metals, steel products and certain non-ferrous metals used as raw materials. The availability and pricing of these commodities are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such commodities, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high, or their availability is restricted, or if we are unable to pass through the unfavorable impact of raw material price fluctuations to our customers, including any change associated with the margins we generate from the material portion of our products. In addition, we hold precious metal positions that are subject to market fluctuations. We enter into precious metal forward or futures contracts with major financial institutions to attempt to mitigate the economic risk of these price fluctuations.

Some of our raw materials are available from a limited number of suppliers. There can be no assurance that the production of these raw materials will be readily available, and as a result our costs and working capital requirements may increase, or we may lose sales, in either case significantly impairing our profitability.

Several raw materials used in our products are purchased from chemical companies, and their production is proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis. Although alternative sources could be developed in the future if necessary, the qualification procedure can take several months or longer and could therefore interrupt the production of our products and services if the primary raw material source became unexpectedly unavailable.

Page | 7

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

Over several recent years, the global capital and credit markets experienced a period of unprecedented volatility. We recently refinanced certain of our bank debt. However, further disruption and volatility in credit market conditions could have a material adverse impact on our ability to refinance our debt when it comes due on terms similar to our current credit facilities, or to draw upon our existing lines of credit or incur additional debt if needed as a result of unanticipated downturns in the markets for our products and services, which may require us to seek other funding sources to meet our cash requirements. We cannot be certain that alternative sources of financing would be available to the Company in the future on terms and conditions acceptable to us, or at all.

The loss of major customers could adversely affect our revenues and financial health.

No single customer accounted for more than 5% of HNH's consolidated net sales in 2013. However, the Company's 15 largest customers accounted for approximately 26% of consolidated net sales in 2013. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management's attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt.

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

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plans or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business, the sale is typically subject to satisfaction of pre-closing conditions, which may not become satisfied. In addition, divestitures may dilute the Company's earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold. The resolution of these contingencies has not had a material effect on our financial statements, but we cannot be certain that this favorable pattern will continue.

Our competitive advantage could be reduced if our intellectual property or related proprietary manufacturing processes become known by our competitors or if technological changes reduce our customers' need for our products.

We own a number of trademarks and patents (in the United States and other jurisdictions) on our products and related proprietary manufacturing processes. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected by us or is independently discovered by others or otherwise becomes known or if technological changes reduce our customers' need for proprietary products, our protection against competitive products could be diminished, and our profitability could be substantially impaired.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Although we maintain insurance coverage for certain environmental matters, we could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected

Page | 8

at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. As of December 31, 2013, we have established a reserve totaling $3.2 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our future success depends greatly upon attracting and retaining qualified personnel, which could increase our labor costs and impair our profitability.

A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. We receive certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services, under a management agreement with a related party. Our success in attracting qualified personnel is affected by changing demographics of the available pool of workers with the training and skills necessary to fill available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain with respect to these and other risks will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be insufficient or unavailable to protect us against losses.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial statements.

Litigation could affect our profitability.

The nature of our businesses expose us to various litigation matters, including product liability claims, employment, health and safety matters, intellectual property infringement claims, environmental matters, regulatory and administrative proceedings, commercial disputes, or acquisition or divestiture-related matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to

Page | 9

the inherent uncertainties in the estimation process. As of December 31, 2013, we have accrued approximately $3.2 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and reputation.

Our businesses are subject to extensive regulation by U.S. and non-U.S. governmental and self-regulatory entities at the federal, state and local levels, including laws related to anti-corruption, environmental matters, health and safety, import laws and export control and economic sanctions, and the sale of products and services to government entities.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo ("DRC") and adjoining countries. As a result, the SEC has adopted annual disclosure and reporting requirements for those companies who use conflict minerals mined from the DRC and adjoining countries in their products. The implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. As there may be only a limited number of suppliers offering "conflict free" conflict minerals, we cannot be sure that we will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices. Also, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial statements.

Work stoppages, union and works council campaigns and other labor disputes could adversely impact our productivity and results of operations.

We have a number of U.S. collective bargaining units and various non-U.S. collective labor arrangements. We are subject to potential work stoppages, union and works council campaigns and other labor disputes, any of which could adversely impact our productivity and results of operations.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements or our financial statements could change. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, our Chairman, and certain other Officers and Directors, through their affiliation with Steel Partners Holdings GP Inc., have the ability to exert significant influence over our operations.

SPH Group Holdings LLC ("SPHG Holdings") was the direct owner of 7,228,735 shares of the Company's common stock, representing approximately 56% of the outstanding shares at December 31, 2013. SPHG Holdings may increase its ownership position in the Company's common stock in the future. The power to vote and dispose of the securities held by SPHG Holdings is controlled by Steel Partners Holdings GP Inc. ("SP Holdings GP"). Warren G. Lichtenstein, our Chairman of the Board of

Page | 10

Directors, is also the Executive Chairman of SP Holdings GP. Mr. Lichtenstein has investment and voting control over the shares beneficially owned by SPHG Holdings and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets. The interests of Mr. Lichtenstein and SP Holdings GP in such matters may differ from the interests of our other stockholders in some respects. In addition, certain other affiliates of SP Holdings GP hold positions with HNH, including Jack L. Howard as Executive Chairman and Principal Executive Officer, Glen M. Kassan as Vice Chairman, John J. Quicke as Vice President, John H. McNamara Jr., as Director, James F. McCabe, Jr., as Senior Vice President and Chief Financial Officer and Leonard J. McGill as Senior Vice President and Chief Legal Officer.

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

We do not anticipate paying dividends on our common stock in the foreseeable future, which may limit investor demand.

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

We are authorized to issue 180,000,000 shares of common stock. On February 27, 2014, 12,974,177 shares of common stock were outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock. On February 27, 2014, no shares of our preferred stock were outstanding. Although our Board of Directors is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the preferred stock by adoption of a Preferred Stock Designation resolution, our Board of Directors has not yet done so. Our Board of Directors may elect to issue shares of common stock or preferred stock in the future to raise capital or for other financial needs. Any future issuances of equity may be at prices below the market price of our stock, and our stockholders may suffer significant dilution, and the terms of any preferred stock issuance may adversely affect the rights of our common stockholders.

Item 1B.	Unresolved Staff Comments

There are no unresolved SEC Staff comments.

Item 2.	Properties

As of December 31, 2013, the Company had 23 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,558,653 square feet, including warehouse, office, sales, service and laboratory space. The Company also owns or leases sales, service, office and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 249,158 square feet, and owns or leases 5 non-operating locations with a total area of approximately 321,150 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Rancho Cucamonga, California; St. Louis, Missouri; Cudahy, Wisconsin; Itasca, Illinois; Warwick, Rhode Island; Toronto and Montreal, Canada; Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, People's Republic of China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Gliwice and two of the Suzhou plants, which are leased.

Page | 11

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

Page | 12

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

The Company's common stock is listed on the NASDAQ Capital Market under the symbol "HNH." The price range per share reflected in the table below is the highest and lowest per share sales price for our stock as reported by the NASDAQ Capital Market during each quarter of the two most recent years.

2013	HIGH	LOW
First Quarter	$17.18	$14.49
Second Quarter	$17.88	$13.90
Third Quarter	$23.87	$17.15
Fourth Quarter	$24.82	$21.20
2012	HIGH	LOW
First Quarter	$14.72	$9.92
Second Quarter	$15.47	$12.54
Third Quarter	$15.36	$12.52
Fourth Quarter	$15.25	$13.48

The number of shares of common stock outstanding on February 27, 2014 was 12,974,177. Also, on February 27, 2014, there were approximately 147 holders of record of common stock, and the closing price per share of our common stock was $18.02.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. H&H Group is restricted by the terms of its financing agreements in making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2013.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	42,200	$90.00	767,389
Equity compensation plans not approved by security holders	—	—	—
Total	42,200	$90.00	767,389

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 3000 Index and a peer group of five companies, which operate in similar industries to the Company's five operating segments, that includes: AK Steel Holding Corporation, Material Sciences Corporation, Materion Corporation, Quanex Building Products Corporation and Shiloh Industries Inc. for the five years ended December 31, 2013. The graph and table assume that $100 was invested on December 31, 2008 in each of our common stock, the Russell 3000 index and the peer group, and that all dividends were reinvested. We did not declare or pay any dividends during the comparison period.

Page | 13

	2008	2009	2010	2011	2012	2013
HNH	$100.00	$30.00	$162.75	$123.75	$188.38	$302.63
Russell 3000 Index	$100.00	$128.29	$149.99	$151.53	$176.42	$235.63
Peer Group	$100.00	$206.65	$214.91	$134.22	$128.46	$173.69

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

Issuer Purchases of Equity Securities

The following table provides information on shares purchased during the three months ended December 31, 2013. All share purchases were made under the Company's common stock repurchase program described in Note 14 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
October 1, 2013 to October 31, 2013	—	$—	—	$4,989,781
November 1, 2013 to November 30, 2013	109,853	$24.39	109,853	$2,310,043
December 1, 2013 to December 31, 2013	90,441	$23.28	90,441	$—
	200,294		200,294	$—

Item 6.	Selected Financial Data

Page | 14

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

(in thousands, except per share amounts)	2013 (a)	2012	2011 (b)	2010 (c)	2009 (d)
Consolidated Statement of Operations Data:
Net sales	$655,224	$579,528	$579,764	$488,048	$392,787
Operating income	$50,950	$49,790	$45,538	$35,481	$6,605
Income (loss) from continuing operations before tax and equity investment	$38,149	$35,214	$28,328	$3,085	$(20,150)
Income (loss) from continuing operations, net of tax	$28,127	$22,149	$134,416	$—	$(19,653)
Income (loss) from continuing operations, net of tax, per share—basic and diluted	$2.12	$1.70	$10.71	$—	$(1.61)
Consolidated Balance Sheet Data:
Total assets	$509,723	$512,361	$493,190	$353,548	$353,840
Total debt	$157,191	$158,444	$163,281	$171,292	$174,073

a)
2013 income from continuing operations before tax and equity investment includes expenses totaling $6.5 million associated with the Company's redemption of its outstanding 10% subordinated secured notes due 2017. Income from continuing operations, net of tax in 2013 includes a $6.0 million gain from our investment in ModusLink.

b)
2011 operating income includes an asset impairment charge of $0.7 million to write-down vacant land located in Rancho Cucamonga, California to fair value. Income from continuing operations, net of tax in 2011 reflects a tax benefit of $106.1 million, primarily due to the reversal of a deferred income tax valuation allowance.

c)
2010 operating income includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement, $0.5 million of costs related to restructuring activities and a $1.6 million asset impairment charge associated with certain real property located in Atlanta, Georgia.

d)
2009 operating income includes a non-cash asset impairment charge of $0.9 million to write-down certain equipment formerly used in the manufacture of a discontinued product line. Also, a $1.1 million goodwill impairment charge was recorded to adjust the carrying value of one of the Arlon segment's reporting units to its estimated fair value.

Page | 15

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of HNH's consolidated results of operations for the years ended December 31, 2013, 2012 and 2011. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A - Risk Factors."

Business Segments

HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon and Kasco. Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management. For a more complete description of the Company's business segments, see "Item 1 - Business - Products and Product Mix."

Recent Developments

During 2013, we entered into a series of transactions to improve liquidity, enhance our product offerings and position us for growth in our niche markets.

•
We acquired substantially all of the assets of Wolverine Joining used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, and also acquired PAM, a distributor of screw guns, collated screws and hot melt systems.

•	We divested substantially all of the assets and existing operations of our Continental and CMCC business units, and sold substantially all of the equipment owned or utilized by ITM.

•	We made investments in capital projects totaling $16.2 million.

•
We amended our senior secured credit facility to, among other things, increase the lenders' commitments under the revolving credit facility to $160.0 million and their commitments under the term loan to $125.0 million, provide H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, and amended certain financial covenants and the amortization schedule of the term loan.

•	We completed the repurchase of all of our remaining 10% subordinated secured notes.

The results of the Continental and CMCC business units, as well as the operations of ITM, have been classified as discontinued operations in the Company's consolidated financial statements for 2013, as well as all historical periods, and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Years Ended December 31, 2013 and 2012

The Company's consolidated operating results for the years ended December 31, 2013 and 2012 are summarized in the following table:

Page | 16

	Year Ended
	December 31,
(in thousands)	2013	2012
Net sales	$655,224	$579,528
Gross profit	184,875	169,486
Gross profit margin	28.2%	29.2%
Selling, general and administrative expenses	128,583	116,383
Pension expense	5,342	3,313
Operating income	50,950	49,790
Other:
Interest expense	13,705	16,719
Realized and unrealized gain on derivatives	(1,195)	(2,582)
Other expense	291	439
Income from continuing operations before tax and equity investment	38,149	35,214
Tax provision	16,028	13,065
Gain from associated company, net of tax	(6,006)	—
Income from continuing operations, net of tax	$28,127	$22,149

Net Sales

Net sales for the year ended December 31, 2013 increased by $75.7 million, or 13.1%, to $655.2 million, as compared to $579.5 million in 2012. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by $95.4 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, the Tubing segment, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of approximately $19.8 million, principally due to silver. The average silver market price was approximately $23.79 per troy ounce in the year ended December 31, 2013, as compared to $31.22 per troy ounce in 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39.8 million in the year ended December 31, 2013, and the December 31, 2012 acquisition of Hickman provided incremental net sales of $17.1 million in 2013.

Gross Profit

Gross profit for the year ended December 31, 2013 increased to $184.9 million, as compared to $169.5 million in 2012. Gross profit as a percentage of net sales decreased to 28.2%, as compared to 29.2% in 2012. The decrease of 1.0% was due to unfavorable product mix and reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower precious metal prices, and unfavorable production variances in the Arlon segment, which were partially offset by favorable product mix in the Tubing segment and increased sales of higher-margin branded fasteners in the Building Materials segment. The acquisition of Wolverine Joining provided incremental gross profit of approximately $3.6 million during the year ended December 31, 2013, and the acquisition of Hickman provided incremental gross profit of $7.5 million in 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2013 were $128.6 million, or 19.6% of net sales, as compared to $116.4 million, or 20.1% of net sales, in 2012. Lower SG&A as a percentage of net sales during 2013 was driven by effective cost control on higher sales volume and an insurance reimbursement of $1.1 million received for previously incurred environmental remediation costs, which were partially offset by higher business development costs, including acquisition fees and integration costs related to our acquisition of Wolverine Joining, as compared to 2012. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

Pension Expense

Non-cash pension expense was $5.3 million for the year ended December 31, 2013, which was $2.0 million higher than in 2012. The increase in non-cash pension expense was primarily due to the fact that historical investment returns on the assets of the WHX Pension Plan have been lower than actuarial assumptions. Such actuarial losses are amortized and result in an increase

Page | 17

in pension expense over the amortization period. We currently expect non-cash pension expense to be approximately $4.5 million in 2014.

Interest Expense

Interest expense for the year ended December 31, 2013 was $13.7 million, as compared to $16.7 million in 2012. On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") and irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the indenture. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was offset by a lower average interest rate in the year ended December 31, 2013, principally due to the Company's debt refinancing in the fourth quarter of 2012, which resulted in the write-off of $1.1 million in prior debt issuance costs in that period, and the redemption of the Subordinated Notes.

Realized and Unrealized Gain (Loss) on Derivatives

Realized and unrealized gain (loss) on derivatives for the years ended December 31, 2013 and 2012 were as follows:

(in thousands)	Year Ended
	December 31,
Derivative	2013	2012
Commodity contracts (economic hedges)	$1,988	$522
Derivative features of Subordinated Notes	(793)	2,060
Total realized and unrealized gain on derivatives	$1,195	$2,582

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged. The $2.0 million gain in the year ended December 31, 2013 was primarily driven by a 23.8% average silver price decrease during the year.

In addition, the Company's Subordinated Notes had embedded call premiums and warrants associated with them. Prior to redemption of the Subordinated Notes as described above, the Company treated the fair value of these features together as both a discount on the debt and a derivative liability at the inception of the loan agreement. The discount was being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. Interest rates and the market price of HNH's stock were significant factors that influenced the valuation of the derivative. Upon redemption, the value of the derivative was removed from the balance sheet and such write-off is included in the $0.8 million loss noted above.

Income Taxes

For the years ended December 31, 2013 and 2012, tax provisions of $16.0 million and $13.1 million from continuing operations were recorded, respectively. The effective tax rates in the years ended December 31, 2013 and 2012 were 42.0% and 37.1%, respectively. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income.

Gain from Associated Company

As further described in Note 10 - "Investments" to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data," the Company concluded that it gained significant influence over the operating and financial policies of ModusLink during the first quarter of 2013. The $6.0 million gain from associated company is due primarily to increases in the share price of ModusLink's common stock, which were partially offset by the impact of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings.

Segment Analysis

Page | 18

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2013 and 2012:

	Year ended
	December 31,
(in thousands)	2013	2012	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$195,187	$174,621	$20,566	11.8%
Tubing	91,002	80,849	10,153	12.6%
Building Materials	226,806	189,106	37,700	19.9%
Arlon	84,060	80,815	3,245	4.0%
Kasco	58,169	54,137	4,032	7.4%
Total net sales	$655,224	$579,528	$75,696	13.1%
Segment operating income:
Joining Materials (a)	$16,624	$23,942	$(7,318)	(30.6)%
Tubing	17,434	14,258	3,176	22.3%
Building Materials	27,789	22,172	5,617	25.3%
Arlon	10,769	11,594	(825)	(7.1)%
Kasco	4,496	4,431	65	1.5%
Total segment operating income	$77,112	$76,397	$715	0.9%

a)
The results for the Joining Materials segment for 2012 include a gain of $0.6 million, resulting from the liquidation of precious metal inventory valued at LIFO cost. No similar gain was recorded in 2013 due to an increase in ending inventory quantities.

Joining Materials

For the year ended December 31, 2013, the Joining Materials segment net sales increased by $20.6 million, or 11.8%, to$195.2 million, as compared to net sales of $174.6 million in 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $7.43 per troy ounce in the average market price of silver in the year ended December 31, 2013, as compared to 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by approximately $19.8 million, as compared to 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39.8 million during the year ended December 31, 2013.

Segment operating income for the year ended December 31, 2013 decreased by $7.3 million, or 30.6%, to $16.6 million, as compared to $23.9 million in 2012. During the year ended December 31, 2013, lower gross profit margin resulted from unfavorable product mix and reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower precious metal prices, as compared to 2012. The Joining Materials segment operating income was also unfavorably impacted by higher SG&A associated with business development activities, including acquisition fees and integration costs related to our acquisition of Wolverine Joining.

Tubing

For the year ended December 31, 2013, the Tubing segment net sales increased by $10.2 million, or 12.6%, to $91.0 million, as compared to $80.8 million in 2012. The increase was primarily driven by higher sales volume of our stainless steel tubing products for the oil and gas and chemical processing sectors served by the Tubing segment.

Segment operating income for the year ended December 31, 2013 increased by $3.2 million, or 22.3%, to $17.4 million, as compared to $14.3 million in 2012. The increase in segment operating income was driven primarily by gross profit margin improvement resulting from favorable product mix and higher sales volume.

Building Materials

For the year ended December 31, 2013, the Building Materials segment net sales increased by $37.7 million, or 19.9%, to $226.8 million, as compared to $189.1 million in 2012. The increase in net sales was primarily the result of higher sales of

Page | 19

roofing products and FastenMaster products for the home center segment, as well as $17.1 million of incremental sales associated with the Hickman acquisition.

Segment operating income increased by $5.6 million, or 25.3%, to $27.8 million for the year ended December 31, 2013, as compared to $22.2 million in 2012. Gross profit margin for the year ended December 31, 2013 was higher, as compared to the year ended December 31, 2012, primarily due to increased sales of higher-margin branded fasteners. The remaining increase in operating income was primarily due to the higher roofing products sales level during the year ended December 31, 2013, as compared to the prior year.

Arlon

For the year ended December 31, 2013, the Arlon segment net sales increased by $3.2 million, or 4.0%, to $84.1 million, as compared to $80.8 million in 2012. The increase in net sales resulted from higher demand for printed circuit board materials for use in telecommunications infrastructure in Asia and increased sales of extruded silicone products.

Segment operating income decreased by $0.8 million, or 7.1%, to $10.8 million for the year ended December 31, 2013, as compared to $11.6 million in 2012. Gross profit margin was lower during the year ended December 31, 2013, as compared to 2012, primarily due to unfavorable production variances.

Kasco

For the year ended December 31, 2013, the Kasco segment net sales increased by $4.0 million, or 7.4%, to $58.2 million, as compared to $54.1 million in 2012. The net sales improvements were principally from its repair business sales in North America.

Segment operating income was $4.5 million for the year ended December 31, 2013, which was relatively flat compared to 2012. Higher gross profit as a result of increased sales levels during 2013 was offset by higher sales commissions, travel costs and automobile expenses, as compared with the prior year.

Comparison of the Years Ended December 31, 2012 and 2011

The Company's consolidated operating results for the years ended December 31, 2012 and 2011 are summarized in the following table:

	Year Ended
	December 31,
(in thousands)	2012	2011
Net sales	$579,528	$579,764
Gross profit	169,486	157,878
Gross profit margin	29.2%	27.2%
Selling, general and administrative expenses	116,383	105,283
Pension expense	3,313	6,357
Asset impairment charge	—	700
Operating income	49,790	45,538
Other:
Interest expense	16,719	16,268
Realized and unrealized gain on derivatives	(2,582)	(418)
Other expense	439	1,360
Income from continuing operations before tax	35,214	28,328
Tax provision (benefit)	13,065	(106,088)
Income from continuing operations, net of tax	$22,149	$134,416

Net Sales

Net sales for the year ended December 31, 2012 were $579.5 million, which was relatively flat compared to the year ended December 31, 2011. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious

Page | 20

metals, for the year ended December 31, 2012 increased $11.1 million driven by higher demand for our products, primarily in the Building Materials segment. Lower average precious metal prices, principally silver, had a negative effect of approximately $11.4 million on net sales for the year ended December 31, 2012. The average silver price was approximately $31.22 per troy ounce in 2012, as compared to $35.40 per troy ounce for the year ended December 31, 2011.

Gross Profit

For the year ended December 31, 2012, gross profit increased to $169.5 million, as compared to $157.9 million in 2011, and, as a percentage of net sales, increased to 29.2%, as compared to 27.2% in 2011. The gross margin improvement of 2.0% in the year ended December 31, 2012 was principally due to favorable product mix, effective cost control and improved operating efficiency at our manufacturing plants, across all segments.

Selling, General and Administrative Expenses

For the year ended December 31, 2012, SG&A was $116.4 million, or 20.1% of net sales, as compared to $105.3 million, or 18.2% of net sales, for the year ended December 31, 2011. The increase in SG&A as a percentage of net sales in 2012 was primarily due to higher selling and promotion costs related to product sales of the Building Materials segment, increased employee benefit costs, as compared to 2011, as well as costs associated with the Company's business development activities in 2012, which resulted in the Inmet and Hickman business combinations. Also, the lower average precious metal prices had a negative impact on SG&A as a percentage of net sales, as compared to the prior year.

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

Asset Impairment Charge

A non-cash asset impairment charge of $0.7 million was recorded for the year ended December 31, 2011 related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

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

Realized and Unrealized Gain (Loss) on Derivatives

Realized and unrealized gain (loss) on derivatives for the years ended December 31, 2012 and 2011 were as follows:

(in thousands)	Year Ended
	December 31,
Derivative	2012	2011
Commodity contracts (economic hedges)	$522	$(1,236)
Derivative features of Subordinated Notes	2,060	1,654
Total realized and unrealized gain on derivatives	$2,582	$418

Page | 21

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal inventory. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged. The $0.5 million gain in the year ended December 31, 2012 was primarily driven by an 11.8% average silver price decrease during the year.

In addition, the Company's Subordinated Notes had embedded call premiums and warrants associated with them. Prior to redemption of the Subordinated Notes, the Company treated the fair value of these features together as both a discount on the debt and a derivative liability at the inception of the loan agreement. The discount was being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. Interest rates and the market price of HNH's stock were significant factors that influenced the valuation of the derivative.

Income Taxes

For the years ended December 31, 2012 and 2011, a tax provision of $13.1 million and a tax benefit of $106.1 million from continuing operations were recorded, respectively. The increase in the tax provision for the year ended December 31, 2012, as compared to 2011, was due to a higher federal tax provision resulting principally from the non-recurring benefit of the Company's reversal of its deferred income tax valuation allowance for federal NOLs in the fourth quarter of 2011.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
(in thousands)	2012	2011	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$174,621	$190,607	$(15,986)	(8.4)%
Tubing	80,849	76,676	4,173	5.4%
Building Materials	189,106	178,948	10,158	5.7%
Arlon	80,815	81,282	(467)	(0.6)%
Kasco	54,137	52,251	1,886	3.6%
Total net sales	$579,528	$579,764	$(236)	—%
Segment operating income:
Joining Materials (a)	$23,942	$24,747	$(805)	(3.3)%
Tubing	14,258	13,958	300	2.1%
Building Materials	22,172	19,883	2,289	11.5%
Arlon (b)	11,594	8,348	3,246	38.9%
Kasco	4,431	4,227	204	4.8%
Total segment operating income	$76,397	$71,163	$5,234	7.4%

a)
The results for the Joining Materials segment for 2012 and 2011 include gains of $0.6 million and $1.9 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost.

b)	Segment operating income for the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write-down certain vacant land located in Rancho Cucamonga, California to fair value.

Joining Materials

For the year ended December 31, 2012, the Joining Materials segment net sales decreased by $16.0 million, or 8.4%, to $174.6 million, as compared to net sales of $190.6 million in 2011. The decrease in net sales was primarily driven by a decrease of approximately $4.18 per troy ounce in the average market price of silver during 2012, as compared to 2011. The effect of lower average precious metal prices reduced net sales by approximately $11.4 million in 2012, as compared to 2011, and lower precious metals volumes, primarily sales to the mining and exploration industries, reduced net sales by $5.8 million. Increased sales volume of non-precious metal products made from aluminum and copper for the year ended December 31, 2012 partially offset the effect of lower silver prices and volumes as compared to 2011.

Page | 22

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

Tubing

For the year ended December 31, 2012, the Tubing segment net sales increased by $4.2 million, or 5.4%, to $80.8 million, as compared to $76.7 million in 2011. The increase was attributable to higher sales volume of our stainless steel tubing products for oil and gas projects served by the Tubing segment and new markets for our welded carbon steel tubing products.

For the year ended December 31, 2012, segment operating income increased by $0.3 million to $14.3 million, as compared to $14.0 million in 2011. Higher operating income was principally driven by higher sales volume of our stainless steel tubing products and higher gross profit margin from our welded carbon steel tubing products due to favorable product mix.

Building Materials

For the year ended December 31, 2012, the Building Materials segment net sales increased by $10.2 million, or 5.7%, to $189.1 million, as compared to $178.9 million in 2011. The increased net sales were driven by higher volume of branded fasteners due to strong demand in the home-center market, as well as for our co-branded products. Sales volume from the segment's commercial roofing business during 2012 was relatively flat, as compared to 2011.

Segment operating income increased by $2.3 million to $22.2 million for the year ended December 31, 2012, as compared to $19.9 million in 2011. The increase in operating income was principally the result of the higher sales volume. Gross profit margin for the year ended December 31, 2012 was higher compared to the year ended December 31, 2011, primarily due to increased sales of higher-margin branded fasteners during 2012. These improvements were partially offset by higher selling and promotional costs.

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

Kasco segment operating income was relatively flat for the year ended December 31, 2012, as compared with 2011. Improvements in gross margin resulting from increased route business, in addition to lower manufacturing costs from the production facility in Mexico, were offset by higher SG&A from higher commissions on route sales and additional selling headcount.

Discussion of Consolidated Cash Flows

Comparison of the Years Ended December 31, 2013 and 2012

Page | 23

For the year ended December 31, 2013, $49.2 million was provided by operating activities, $36.9 million was used in investing activities and $17.4 million was used in financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the years ended December 31, 2013 and 2012:

	Year ended
	December 31,
(in thousands)	2013	2012
Cash flows from operating activities:
Net income	$42,029	$26,481
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	16,138	13,343
Non-cash stock-based compensation	4,860	4,476
Non-cash gain from investment in associated company, net of tax	(6,006)	—
Accrued interest not paid in cash	93	1,333
Loss on early retirement of debt	5,662	1,368
Non-cash pension expense	5,342	3,313
Non-cash loss (gain) from derivatives	1,051	(2,389)
Deferred income taxes	23,001	11,014
Other	(1,557)	2,317
Net income after non-cash items	90,613	61,256
Discontinued operations:
Net cash provided by operating activities	1,554	7,429
Non-cash gain on disposal of assets	(27,573)	(21)
Pension payments	(13,349)	(16,180)
Working capital, net of acquisitions:
Trade and other receivables	2,177	7,573
Precious metal inventory	519	1,013
Inventories other than precious metals	1,401	(1,434)
Prepaid and other current assets	(3,371)	1,006
Other current liabilities	(1,537)	(1,551)
Total working capital effect	(811)	6,607
Other items, net	(1,271)	(652)
Net cash provided by operating activities	$49,163	$58,439

Operating Activities

The Company reported net income of $42.0 million for the year ended December 31, 2013, which included $48.6 million of non-cash items, including depreciation and amortization of $16.1 million, non-cash stock-based compensation of $4.9 million, loss on early retirement of debt of $5.7 million and non-cash pension expense of $5.3 million. Other non-cash items included a deferred income tax change of $23.0 million, which was partially offset by a non-cash gain from investment in associated company, net of tax, of $6.0 million. Working capital used $0.8 million of cash during the year ended December 31, 2013, and the Company made pension payments of $13.3 million. As a result, net cash provided by operations was $49.2 million for the year ended December 31, 2013.

Operating cash flow for the year ended December 31, 2013 was $9.3 million lower, as compared to 2012. The decrease in cash flow from operations was principally attributable to net working capital increases during the year ended December 31, 2013, which reduced operating cash flow by $7.4 million, as compared to 2012. Accounts receivable provided $2.2 million in 2013, as compared to $7.6 million provided in 2012, primarily due to higher net sales during the fourth quarter of 2013, as compared to the fourth quarter of 2012. Inventory provided $1.9 million during 2013, as compared to a cash use of $0.4 million in 2012, driven by higher sales volume and lower precious metal prices in 2013. Prepaid and other current assets used $3.4 million in 2013,

Page | 24

as compared to $1.0 million provided in 2012, primarily due to precious metal hedging activities as a result of lower precious metal prices and higher insurance premium payments in 2013.

Investing Activities

Investing activities used $36.9 million for the year ended December 31, 2013 and used $37.9 million in 2012. The investing activities in 2013 included acquisition consideration of $68.6 million, primarily related to the acquisitions of Wolverine Joining and PAM, as compared to $12.4 million in 2012. The 2013 balance also included proceeds from the sale of discontinued operations of $45.3 million. Capital spending in 2013 of $16.2 million was lower than the $20.3 million in 2012, primarily due to the purchase of a new building in the Building Materials segment and a facility expansion project in the Tubing segment during 2012. During 2012, the Company invested approximately $6.3 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

The Company increased net borrowings on its revolving credit facility by $31.0 million and borrowed an additional $10.0 million on its senior term loan. These increases were offset by repayments of $9.3 million on its domestic term loans and $3.5 million on its foreign borrowings, and $36.3 million used for the repurchase of the Company's Subordinated Notes for the year ended December 31, 2013. The timing of disbursement check overdrafts provided $1.8 million for the year ended December 31, 2013, as compared to a use of $1.4 million in 2012 . The Company also used $9.8 million for the repurchase of its common stock during the year ended December 31, 2013.

For the year ended December 31, 2012, the Company's financing activities used $12.2 million of cash. This included net borrowings of $25.5 million on its domestic term loans, net repayments of $23.8 million on its revolving credit facilities and $10.8 million for the repurchase of Subordinated Notes during the year ended December 31, 2012.

Comparison of the Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, $58.4 million was provided by operating activities, $37.9 million was used in investing activities and $12.2 million was used in financing activities. The following table provides supplemental information regarding the Company's cash flows from operating activities for the years ended December 31, 2012 and 2011:

Page | 25

	Year Ended
	December 31,
(in thousands)	2012	2011
Cash flows from operating activities:
Net income	$26,481	$138,775
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash items:
Depreciation and amortization	13,343	14,148
Non-cash stock-based compensation	4,476	3,146
Asset impairment charge	—	700
Accrued interest not paid in cash	1,333	2,358
Loss (gain) on early retirement of debt	1,368	(189)
Non-cash pension expense	3,313	6,357
Non-cash gain from derivatives	(2,389)	(1,465)
Deferred income taxes	11,014	(105,669)
Other	2,317	3,624
Net income after non-cash items	61,256	61,785
Discontinued operations:
Net cash provided by (used in) operating activities	7,429	(2,677)
Non-cash gain on disposal of assets	(21)	(6,041)
Pension payments	(16,180)	(15,328)
Working capital, net of acquisitions:
Trade and other receivables	7,573	(7,621)
Precious metal inventory	1,013	(608)
Inventories other than precious metals	(1,434)	438
Prepaid and other current assets	1,006	(443)
Other current liabilities	(1,551)	(5,904)
Total working capital effect	6,607	(14,138)
Other items, net	(652)	(2,047)
Net cash provided by operating activities	$58,439	$21,554

Operating Activities

The Company reported net income of $26.5 million for the year ended December 31, 2012, which included $34.8 million of non-cash items, including depreciation and amortization of $13.3 million, non-cash stock-based compensation of $4.5 million and non-cash pension expense of $3.3 million. Other non-cash items included a deferred income tax change of $11.0 million, accrued interest not paid in cash of $1.3 million and $2.7 million amortization of deferred debt issuance costs, which were partially offset by unrealized gains on derivatives of $2.4 million. Working capital provided $6.6 million of cash during the year ended December 31, 2012, and the Company made pension payments of $16.2 million. As a result, net cash provided by operations was $58.4 million for the year ended December 31, 2012.

Operating cash flow for the year ended December 31, 2012 was $36.9 million higher, as compared to 2011. The increase in cash flow from operations was principally attributable to net working capital declines during the year ended December 31, 2012 and higher operating income, which increased by $4.3 million, as compared to 2011. Accounts receivable provided $7.6 million in 2012, as compared to a use of $7.6 million in 2011, principally due to lower silver prices in 2012, compared with rising prices in 2011. Other current liabilities used $4.4 million more cash during the year of 2011, as compared to 2012, primarily due to 2011 management award payments.

Investing Activities

Page | 26

Investing activities used $37.9 million for the year ended December 31, 2012 and used $14.3 million in 2011. During the fourth quarter of 2012, the Company acquired Inmet and Hickman for $4.0 million and $8.4 million, respectively, net of cash acquired. The 2011 balance included proceeds from the sale of discontinued operations of $26.5 million. In 2011, the Company also acquired Tiger Claw for $8.5 million. Capital spending in 2012 was $20.3 million, as compared to $12.0 million in 2011. Capital spending in 2012 included the purchase of a new building in the Building Materials segment and a facility expansion project in the Tubing segment. During 2012 and 2011, the Company invested $6.3 million and $18.0 million, respectively, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the year ended December 31, 2012, the Company's financing activities used $12.2 million of cash. This included net borrowings of $25.5 million on its domestic term loans, net repayments of $23.8 million on its revolving credit facilities and $10.8 million for the repurchase of Subordinated Notes during the year ended December 31, 2012.

Financing activities used $9.2 million of cash for the year ended December 31, 2011. The Company borrowed an additional $50.0 million of domestic term loans during 2011 and decreased its borrowings under its revolving credit facility by $18.8 million during the year. The Company also paid down $4.5 million on its domestic term loans and repurchased $35.1 million of Subordinated Notes.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of December 31, 2013, the Company's current assets totaled $184.3 million, its current liabilities totaled $80.2 million and its net working capital was $104.1 million, as compared to net working capital of $111.8 million as of December 31, 2012. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan for 2014, 2015, 2016, 2017, 2018 and for the five years thereafter of $24.0 million, $21.4 million, $16.8 million, $15.5 million, $13.7 million and $27.2 million, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

During November 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility in an aggregate principal amount not to exceed $90.0 million and a term loan in an initial aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). In connection with the Company's April 2013 acquisition of Wolverine Joining, the Senior Credit Facility was amended to increase the lenders' commitments under the revolving credit facility and term loan by $20.0 million and $10.0 million, respectively. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the amended Senior Credit Facility. On September 13, 2013, the Senior Credit Facility was further amended. This amendment, among other things, increased the lenders' commitments under the revolving credit facility to $160.0 million, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to the Company following the payment of $7.0 million of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. As of December 31, 2013, H&H Group's availability under its amended revolving credit facility was $36.4 million.

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

Page | 27

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

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2013 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$156,887	$12,818	$37,660	$106,409	$—
Estimated interest expense (b)	$16,022	$4,737	$8,054	$3,231	$—
Minimum pension contributions (c)	$120,488	$24,326	$38,808	$29,709	$27,645
Lease commitments	$15,491	$4,331	$5,566	$3,368	$2,226

a)	Assumes repayment of the $31.0 million outstanding balance on H&H Group's senior revolving credit facility on its November 8, 2017 contractual maturity date.

b)
Estimated interest expense does not include non-cash amortization of debt issuance costs and debt discounts, which are included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2013. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

c)
Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination.

In connection with the Hickman acquisition, H&H agreed it would pay additional contingent consideration if the combined net sales of certain identified products exceed the parameters set forth in the asset purchase agreement in 2013 and 2014. The additional consideration would be equal to 20% of 2014 net sales in excess of the specified parameters. In no event shall the additional contingent consideration exceed $1.5 million. The estimated fair value, $0.2 million, related to the contingent portion of the purchase price was recognized at the acquisition date. There was no significant change in the estimated fair value of this liability during the year ended December 31, 2013.

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. The Company could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. The Company has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which it has disposed of hazardous substances. As of December 31, 2013, the Company established a reserve totaling $3.2 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, the Company expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards. Compliance with such requirements may make it necessary for the Company to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to it.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements, such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase

Page | 28

from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in the Company's consolidated balance sheet. As of December 31, 2013, H&H's customer metal consisted of 247,103 ounces of silver, 576 ounces of gold and 1,392 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2013 was $19.49, $1,201.50, and $711.00, respectively.

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

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. At December 31, 2013, the Company had recorded goodwill totaling $77.5 million. Goodwill is reviewed annually for impairment in accordance with U.S. GAAP as of the end of the fourth quarter. The Company uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Five reporting units of the Company have goodwill assigned to them.

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

Accounting Standards Update ("ASU") 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test discussed above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

If a two-step quantitative impairment test is performed, the Company considers an income approach and a market approach to estimate the fair value of its reporting units. The income approach is based on a discounted cash flow analysis ("DCF") and calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in a DCF require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates, and the amount and timing of expected future cash flows. Forecasted cash flows are based on current plans and for years beyond that plan, and the estimates reflect assumed growth rates. The Company believes such assumptions are consistent with the plans and estimates used to manage the

Page | 29

underlying businesses. Discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital ("WACC") of a market participant. Such estimates are derived from its analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. The Company believes the assumptions used to estimate the fair value of its respective reporting units are reasonable. If different assumptions were used, particularly with respect to forecasted cash flows or WACCs, different estimates of fair value may result, and there could be the potential that an impairment charge would result. Actual operating results and the related cash flows of the reporting units could differ from the estimated operating results and related cash flows. The recoverability of goodwill may be impacted if estimated future operating cash flows are not achieved.

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

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews the assets for impairment if events, or changes in circumstances, indicate that it may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value and are included primarily in other non-current assets in the Company's consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated income statement.

Pension and Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension plans and other post-retirement benefit plans. The Company recorded pension expense of $5.3 million for the year ended December 31, 2013, and, at December 31, 2013, the Company had recorded pension liabilities totaling $143.7 million. Pension benefits are generally based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for all participants.

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

The WHX Pension Plan's assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities, insurance contracts and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liability on the consolidated balance sheet. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available.

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the Company's pension plans is summarized as follows:

Page | 30

Assumptions	Income Statement Impact (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate:
+1% increase	$0.6	$(42.0)
-1% decrease	$(1.1)	$46.1

Expected return on assets:
+1% increase	$(3.5)	N/A
-1% decrease	$3.5	N/A

(1) Estimated impact on 2014 annual net periodic benefit costs.
(2) Estimated impact on December 31, 2013 pension liability.

Income Taxes

The Company recorded a tax provision from continuing operations of $16.0 million for the year ended December 31, 2013, and current and non-current deferred income tax assets, after valuation allowances, totaling $20.5 million and $59.7 million, respectively, at December 31, 2013. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it conducts business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred income tax assets and liabilities, which are included on the consolidated balance sheet. The Company must assess the likelihood that deferred income tax assets will be realized. A valuation allowance is recognized to reduce deferred income tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which it does business, which is susceptible to change and may or may not occur, as well as on the estimated timing of the reversal of temporary differences, which give rise to its deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that the Company may be able to implement, changes to the valuation allowance could impact its financial position and results of operations.

The Company recognizes an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authority that has full knowledge of all relevant information, based on the technical merits of the position. The income tax position is measured at the largest amount of benefit that is more than 50% likely of being realized upon settlement with a taxing authority. The determination of an uncertain tax position and the likelihood of it being realized requires critical judgment and estimates. The Company carefully assesses each of the uncertain tax positions in order to determine the tax benefit that can be recognized in the consolidated financial statements. It records and/or discloses such potential tax liabilities, as appropriate, and reasonably estimates its income tax liabilities and recoverable tax assets. If new information becomes available, adjustments will be charged against income at that time. The Company does not anticipate that such adjustments would have a material adverse effect on its consolidated financial position or liquidity; however, it is possible that the final outcomes could have a material impact on its reported results of operations.

Environmental Remediation

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, which is a critical accounting estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At December 31, 2013, total accruals for environmental remediation were $3.2 million. This reserve may not be adequate to cover the ultimate costs

Page | 31

of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs, unfavorably impacting the Company's financial position and results of operations.

New or Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02 that requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income ("AOCI"):

•	Changes in AOCI balances by component, with separate presentation of (1) reclassification adjustments and (2) current period other comprehensive income.

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The Company adopted the ASU in the first quarter of 2013, and such adoption did not have an effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment related to an entity's investment in a foreign entity should be released when there has been a:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity (i.e. the foreign entity is deconsolidated).

•	Step acquisition for a foreign entity (i.e. when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU is effective for the Company's 2014 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our significant market risks are primarily associated with commodity prices, interest rates, equity prices and foreign currency exchange rates. In the normal course of business, we manage these risks through a variety of strategies. We enter into derivative instruments to mitigate certain commodity price and interest rate risks. We do not engage in commodity, interest rate, investment or currency speculation, and no derivatives are held for trading purposes. No credit loss is anticipated on our derivative agreements as the counterparties are major financial institutions that are highly rated, or the derivatives are exchange traded contracts.

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

Commodity Prices:

In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, specifically, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and allow operating results to reflect market price movements dictated by supply and demand.

HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. Futures and forward contracts are the derivatives used for this objective. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification Subtopic 815-10, Derivatives and Hedging. As of December 31, 2013, HNH had entered into futures contracts, with settlement dates ranging from February 2014 to March 2014, for silver with a total value of $12.6 million, for gold with a total value of $1.2 million, for copper with a total value of $1.2 million and for tin with a total value of $0.9 million.

Page | 32

Certain customers and suppliers of HNH's subsidiary, H&H, choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included in HNH's consolidated balance sheet. As of December 31, 2013, H&H's customer metal consisted of 247,103 ounces of silver, 576 ounces of gold and 1,392 ounces of palladium.

To the extent that we have not mitigated our exposure to rising raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price increases, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

The fair value of the Company's cash and cash equivalents, receivables, short-term borrowings and accounts payable approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturity of the instruments or the variable nature of underlying interest rates.

At December 31, 2013, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, the fair value of such instruments may be relatively sensitive to effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $1.0 million on an annual basis based on total debt outstanding at December 31, 2013. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

To manage our interest rate risk exposure and fulfill a requirement of H&H Group's Senior Credit Facility, we entered into two interest rate swap agreements to reduce our exposure to interest rate fluctuations. The terms of these agreements are described in Note 11 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

A reduction in long-term interest rates could materially increase HNH's cash funding obligations to the WHX Pension Plan.

Investments:

The Company holds an investment in the common stock of ModusLink and has elected the option to value its investment in ModusLink using fair value. The value of this investment increased from $17.2 million at December 31, 2012 to $34.0 million at December 31, 2013 due entirely to changes in the share price of ModusLink's common stock. Fluctuations in the value of this investment are subject to market price fluctuations and other factors, which are not directly linked to the financial and operational performance of the Company.

Foreign Currency Exchange Rates:

HNH manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Most of its operating costs for its non-U.S. operations are denominated in local currencies. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than U.S. dollars. The Company has not generally used derivative instruments to manage these specific risks. During the years ended December 31, 2013, 2012 and 2011, the Company incurred losses from foreign currency fluctuations totaling $0.4 million, $0.6 million and $0.2 million, respectively.

Page | 33

Item 8.	Financial Statements and Supplementary Data

Page | 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.

We have audited the accompanying consolidated balance sheet of Handy & Harman Ltd. and subsidiaries (the "Company") as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries at December 31, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Handy & Harman Ltd.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 28, 2014

Page | 35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.

We have audited Handy & Harman Ltd. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Handy & Harman Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Handy & Harman Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Handy & Harman Ltd. as of December 31, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for the year then ended and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 28, 2014

Page | 36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.

We have audited the accompanying consolidated balance sheet of Handy & Harman Ltd. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
February 28, 2013 (except Note 5, as to which the date is February 28, 2014)

Page | 37

HANDY & HARMAN LTD.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except par value)	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$10,300	$15,301
Trade and other receivables - net of allowance for doubtful accounts of $1,981 and $2,004, respectively	77,546	66,628
Inventories, net	65,750	47,530
Deferred income tax assets - current	20,507	24,373
Prepaid and other current assets	9,578	8,016
Assets of discontinued operations	651	32,111
Total current assets	184,332	193,959
Property, plant and equipment at cost, less accumulated depreciation	91,197	81,729
Goodwill	77,512	59,783
Other intangibles, net	48,336	33,218
Investment in associated company	33,983	17,229
Deferred income tax assets	59,686	112,568
Other non-current assets	14,677	13,875
Total assets	$509,723	$512,361
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$34,823	$29,530
Accrued liabilities	28,483	25,735
Accrued environmental liabilities	3,213	6,346
Accrued interest - related party	—	634
Short-term debt	304	778
Current portion of long-term debt	12,818	8,943
Deferred income tax liabilities - current	433	1,022
Liabilities of discontinued operations	151	9,160
Total current liabilities	80,225	82,148
Long-term debt	144,069	128,807
Long-term debt - related party	—	19,916
Accrued pension liability	143,705	217,141
Other post-retirement benefit obligations	2,065	5,452
Other liabilities	5,787	6,969
Total liabilities	375,851	460,433
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,444 and 13,140 shares, respectively	134	131
Accumulated other comprehensive loss	(181,931)	(226,168)
Additional paid-in capital	565,441	559,970
Treasury stock, at cost - 458 and 0 shares, respectively	(9,796)	—
Accumulated deficit	(239,976)	(282,005)
Total stockholders' equity	133,872	51,928
Liabilities and stockholders' equity	$509,723	$512,361

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 38

HANDY & HARMAN LTD.
Consolidated Income Statements

	Year Ended December 31,
(in thousands, except per share)	2013	2012	2011
Net sales	$655,224	$579,528	$579,764
Cost of goods sold	470,349	410,042	421,886
Gross profit	184,875	169,486	157,878
Selling, general and administrative expenses	128,583	116,383	105,283
Pension expense	5,342	3,313	6,357
Asset impairment charge	—	—	700
Operating income	50,950	49,790	45,538
Other:
Interest expense	13,705	16,719	16,268
Realized and unrealized gain on derivatives	(1,195)	(2,582)	(418)
Other expense	291	439	1,360
Income from continuing operations before tax and equity investment	38,149	35,214	28,328
Tax provision (benefit)	16,028	13,065	(106,088)
Gain from associated company, net of tax	(6,006)	—	—
Income from continuing operations, net of tax	28,127	22,149	134,416
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(997)	4,311	1,678
Gain on disposal of assets, net of tax	14,899	21	2,681
Net income from discontinued operations	13,902	4,332	4,359
Net income	$42,029	$26,481	$138,775
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$2.12	$1.70	$10.71
Discontinued operations, net of tax, per share	1.05	0.33	0.34
Net income per share	$3.17	$2.03	$11.05
Weighted-average number of common shares outstanding	13,251	13,032	12,555

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 39

HANDY & HARMAN LTD.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income	$42,029	$26,481	$138,775

Other comprehensive income (loss), net of tax:
Changes in pension liability and post-retirement benefit obligations	68,328	(43,702)	(82,805)
Tax effect of changes in pension liability and post-retirement benefit obligations	(25,653)	14,455	27,211
Change in market value of securities	7,113	(14,948)	7,835
Tax effect of change in market value of securities	(3,041)	6,054	(3,014)
Foreign currency translation adjustments	(2,510)	362	(1,751)
Other comprehensive income (loss)	44,237	(37,779)	(52,524)

Comprehensive income (loss)	$86,266	$(11,298)	$86,251

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 40

HANDY & HARMAN LTD.
Consolidated Statements of Changes in Stockholders' Equity (Deficit)

(in thousands)
		Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders' Equity
		Shares	Amount	Loss	Capital	at Cost	Deficit	(Deficit)
Balance, January 1, 2011		12,179	$122	$(135,865)	$552,844	$—	$(447,261)	$(30,160)
Amortization, issuance and forfeitures of restricted stock grants		467	5	—	2,902	—	—	2,907
Unrealized gain on available-for-sale investments, net of tax		—	—	4,821	—	—	—	4,821
Changes in pension liability and post-retirement benefit obligations, net of tax		—	—	(55,594)	—	—	—	(55,594)
Foreign currency translation adjustments		—	—	(1,751)	—	—	—	(1,751)
Net income		—	—	—	—	—	138,775	138,775
Balance, December 31, 2011		12,646	127	(188,389)	555,746	—	(308,486)	58,998
Amortization, issuance and forfeitures of restricted stock grants		494	4	—	4,224	—	—	4,228
Unrealized loss on available-for-sale investments, net of tax		—	—	(8,894)	—	—	—	(8,894)
Changes in pension liability and post-retirement benefit obligations, net of tax		—	—	(29,247)	—	—	—	(29,247)
Foreign currency translation adjustments		—	—	362	—	—	—	362
Net income		—	—	—	—	—	26,481	26,481
Balance, December 31, 2012		13,140	131	(226,168)	559,970	—	(282,005)	51,928
Amortization, issuance and forfeitures of restricted stock grants		304	3	—	5,471	—	—	5,474
Unrealized gain on available-for-sale investments, net of tax		—	—	1,710	—	—	—	1,710
Reclassification of unrealized loss on available-for-sale investments, net of tax	—	—	—	2,362	—	—	—	2,362
Changes in pension liability and post-retirement benefit obligations, net of tax		—	—	42,675	—	—	—	42,675
Foreign currency translation adjustments		—	—	(2,510)	—	—	—	(2,510)
Purchases of treasury stock		—	—	—	—	(9,796)	—	(9,796)
Net income		—	—	—	—	—	42,029	42,029
Balance, December 31, 2013		13,444	$134	$(181,931)	$565,441	$(9,796)	$(239,976)	$133,872

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 41

HANDY & HARMAN LTD.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$42,029	$26,481	$138,775
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	16,138	13,343	14,148
Non-cash stock-based compensation	4,860	4,476	3,146
Non-cash gain from investment in associated company, net of tax	(6,006)	—	—
Amortization of debt issuance costs	852	2,654	2,628
Loss (gain) on early retirement of debt	5,662	1,368	(189)
Accrued interest not paid in cash	93	1,333	2,358
Deferred income taxes	23,001	11,014	(105,669)
Gain from asset dispositions	(63)	(145)	(50)
Asset impairment charge	—	—	700
Non-cash loss (gain) from derivatives	1,051	(2,389)	(1,465)
Reclassification of net cash settlements on precious metal contracts to investing activities	(2,346)	(193)	1,047
Discontinued operations:
Net cash provided by (used in) operating activities	1,554	7,429	(2,677)
Non-cash gain on disposal of assets	(27,573)	(21)	(6,041)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	2,177	7,573	(7,621)
Inventories	1,920	(421)	(170)
Prepaid and other current assets	(3,371)	1,006	(443)
Other current liabilities	(9,544)	(14,417)	(14,876)
Other items, net	(1,271)	(652)	(2,047)
Net cash provided by operating activities	49,163	58,439	21,554
Cash flows from investing activities:
Additions to property, plant and equipment	(16,226)	(20,295)	(12,046)
Net cash settlements on precious metal contracts	2,346	193	(1,047)
Acquisitions, net of cash acquired	(68,640)	(12,434)	(8,508)
Proceeds from sales of assets	413	2,257	186
Investments in associated company	—	(6,321)	(18,021)
Proceeds from sale of discontinued operations	45,334	—	26,532
Net cash used in investing activities of discontinued operations	(102)	(1,282)	(1,380)
Net cash used in investing activities	(36,875)	(37,882)	(14,284)

Page | 42

	Year Ended December 31,
(in thousands)	2013	2012	2011
Cash flows from financing activities:
Proceeds from term loans - domestic	10,000	116,838	50,000
Net revolver borrowings (repayments)	30,950	(23,849)	(18,785)
Net (repayments) borrowings on loans - foreign	(3,517)	1,547	(707)
Repayments of term loans	(9,318)	(91,374)	(4,452)
Repurchases of Subordinated Notes	(36,307)	(10,847)	(35,074)
Deferred finance charges	(771)	(2,743)	(1,469)
Net change in overdrafts	1,761	(1,365)	95
Purchases of treasury stock	(9,796)	—	—
Other financing activities	(424)	(437)	1,200
Net cash used in financing activities	(17,422)	(12,230)	(9,192)
Net change for the year	(5,134)	8,327	(1,922)
Effect of exchange rate changes on cash and cash equivalents	133	133	1
Cash and cash equivalents at beginning of year	15,301	6,841	8,762
Cash and cash equivalents at end of year	$10,300	$15,301	$6,841

Cash paid during the year for:
Interest	$8,704	$11,272	$11,159
Taxes	$7,519	$4,191	$4,344

Non-cash financing activities:
Sale of property for mortgage note receivable	$—	$842	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco Corporation ("Bairnco"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials ("Arlon") and Kasco Blades and Route Repair Services ("Kasco"). The Building Materials segment was formerly known as the Engineered Materials segment. All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of HNH and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Discontinued Operations

The results of operations for businesses that have been disposed of or classified as held-for-sale are segregated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated income statement. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented in the Company's consolidated balance sheet. Businesses are reported as discontinued operations when the Company no longer has continuing involvement in their operations and no longer has significant continuing cash flows from their operation.

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

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold, when incurred. The Company has also entered into agreements with certain customers under which the Company has agreed to pay rebates to such customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer’s level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated income statement and are accounted for on an accrual basis. As of December 31, 2013 and 2012, accrued rebates payable totaled $5.4 million and $4.5 million, respectively, and are included in accrued liabilities on the consolidated balance sheet. In limited circumstances, the Company is required to collect and remit sales

Page | 44

tax on certain of its sales. The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales in the consolidated income statement.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. As of December 31, 2013 and 2012, the Company had cash held in foreign banks of $6.5 million and $8.0 million, respectively. The Company's credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is reduced given that cash balances in U.S. banks are generally utilized to pay down the Company's revolving credit loans (see Note 11 - "Debt"). At December 31, 2013, the Company held cash and cash equivalents which exceeded federally-insured limits by approximately $2.2 million.

Accounts Receivable and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer's financial condition. The Company does not require that any collateral be provided by its customers. The Company has established an allowance for accounts that are expected to be uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its accounts receivable and charges to expense an amount equal to its estimate of expected credit losses. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company considers a number of factors in determining its estimates, including the length of time its trade receivables are past due, the Company's previous loss history and the customer's current ability to pay its obligation. Accounts receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written-off. The Company does not charge interest on past due receivables.

The Company believes that the credit risk with respect to trade accounts receivable is limited due to the Company's credit evaluation process, the allowance for doubtful accounts that has been established and the diversified nature of its customer base. There were no customers which accounted for more than 5% of consolidated net sales in 2013, 2012 or 2011. In 2013, 2012 and 2011, the 15 largest customers accounted for approximately 26%, 28% and 27% of consolidated net sales, respectively.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the United States. Non-precious metal inventories and remaining precious metal inventory are stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable.

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and are adjusted accordingly. If actual market conditions are less favorable than those projected, write-downs may be required.

Derivatives and Risks

Precious Metal and Commodity Risk

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price increases in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes. H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Fair Value Hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Page | 45

Economic Hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

Interest Rate Risk

HNH enters into interest rate swap agreements in order to economically hedge a portion of its debt, which is subject to variable interest rates. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. The Company records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Five reporting units of the Company have goodwill assigned to them.

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

Accounting Standards Update ("ASU") 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test discussed above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews the assets for impairment if events, or changes in circumstances,

Page | 46

indicate that it may not recover the carrying amount of an asset. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated income statement.

Investments

Investments are accounted for using the equity method of accounting if the investment provides the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, or additional shares held by affiliates, are considered in determining whether the equity method of accounting is appropriate.

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

Earnings Per Share

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share gives effect to dilutive potential common shares outstanding during each year.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss).

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses in the consolidated income statement. Advertising, promotion and trade show costs totaled approximately $2.8 million in 2013, $2.4 million in 2012 and $2.2 million in 2011.

Legal Contingencies

Page | 47

The Company provides for legal contingencies when the liability is probable and the amount of the associated costs is reasonably estimable. The Company regularly monitors the progress of legal contingencies and revises the amounts recorded in the period in which a change in estimate occurs.

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

Note 3 – New or Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02 that requires entities to disclose the following additional information about items reclassified out of accumulated other comprehensive income ("AOCI"):

•	Changes in AOCI balances by component, with separate presentation of (1) reclassification adjustments and (2) current period other comprehensive income.

•	Significant items reclassified out of AOCI by component either on the face of the income statement or as a separate footnote to the financial statements.

The Company adopted the ASU in the first quarter of 2013, and such adoption did not have an effect on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued ASU 2013-05, which indicates that the entire amount of a cumulative translation adjustment related to an entity's investment in a foreign entity should be released when there has been a:

•	Sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity.

•	Loss of a controlling financial interest in an investment in a foreign entity (i.e. the foreign entity is deconsolidated).

•	Step acquisition for a foreign entity (i.e. when an entity has changed from applying the equity method for an investment in a foreign entity to consolidating the foreign entity).

The ASU is effective for the Company's 2014 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

Note 4 – Acquisitions

2013 Acquisitions

Wolverine Joining Technologies, LLC

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, the Company increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59.7 million, reflecting a final working capital adjustment and certain other reductions totaling approximately $0.3 million as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition

Page | 48

was from cash on hand and borrowings under the Company's senior secured credit facility, which was amended in connection with the acquisition as discussed in Note 11 - "Debt."

In connection with the acquisition of Wolverine Joining, the Company currently expects to incur employee severance charges totaling approximately $0.4 million associated with the Company's integration activities. The majority of the costs have been recorded and paid as of December 31, 2013, and are reflected in selling, general and administrative expenses.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$9,491
Inventories	17,864
Prepaid and other current assets	81
Property, plant and equipment	5,549
Goodwill	14,767
Other intangibles	13,657
Total assets acquired	61,409
Trade payables	(1,167)
Accrued liabilities	(495)
Net assets acquired	$59,747

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets. The goodwill of $14.8 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to the Company's Joining Materials segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.6 million and customer relationships of $9.0 million. These intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation include the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation include the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $43.3 million and $1.6 million, respectively, including $3.5 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Joining Materials segment. Unaudited pro forma net sales and net income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Year Ended
	December 31,
(in thousands, except per share)	2013	2012
Net sales	$680,374	$662,072
Net income	$43,411	$28,720
Net income per share	$3.28	$2.20
Weighted-average shares outstanding	13,251	13,032

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. Such information for fiscal 2013 and 2012 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental unaudited pro forma earnings were adjusted to exclude $0.6 million of acquisition-related costs incurred in 2013 and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The 2012 supplemental unaudited pro forma earnings were adjusted to include these charges.

PAM Fastening Technology, Inc.

Page | 49

On November 7, 2013, the Company, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9.2 million, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.9 million, $0.2 million and $5.1 million, respectively. This acquisition provides the Company with an add on product category to its existing fastening system product line. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $1.5 million and $0.2 million, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the PAM acquisition, the Company has recorded goodwill totaling approximately $3.4 million, which is not expected to be deductible for income tax purposes.

2012 Acquisitions

Zaklad Przetwórstwa Metali INMET Sp. z o.o.

On November 5, 2012, a subsidiary of H&H acquired 100% of the stock of Zaklad Przetwórstwa Metali INMET Sp. z o.o., a Polish manufacturer of brazing alloys and contact materials, for a cash purchase price of $4.0 million, net of cash acquired. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables totaling $3.1 million; property, plant and equipment of $2.2 million; as well as assumed debt of $1.6 million. This acquisition provides H&H with a new family of fabricated joining materials and a broader presence in the European market. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $18.0 million and $0.6 million, respectively, including $8.7 million of intercompany sales which were eliminated in consolidation, as compared to net sales and operating loss of $1.7 million and $0.1 million, respectively, for the period from acquisition through December 31, 2012, including $1.2 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Joining Materials segment.

W.P. Hickman Company

On December 31, 2012, a subsidiary of H&H acquired substantially all of the assets of W.P. Hickman Company ("Hickman"), a North American manufacturer of perimeter metal roof edges for low slope roofs. The final cash purchase price was $8.2 million, which reflects proceeds from a final working capital adjustment of $0.3 million received in February 2013. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.6 million, $1.2 million and $1.8 million, respectively. This acquisition provides H&H with an add on product category to its existing roofing business. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 was approximately $17.1 million and $1.3 million, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the Hickman acquisition, the Company has recorded goodwill totaling $2.8 million, which is expected to be deductible for income tax purposes.

There is additional contingent consideration that could be due from the Company under the Hickman asset purchase agreement if the combined net sales of certain identified products exceed the parameters set forth in the asset purchase agreement in 2013 and 2014. In no event shall the additional contingent consideration exceed $1.5 million. In accordance with ASC 805, Business Combinations, the estimated fair value, $0.2 million, related to the contingent portion of the purchase price was recognized at the acquisition date. There was no significant change in the estimated fair value of this liability during the year ended December 31, 2013.

2011 Acquisition

Tiger Claw, Inc.

Pursuant to an asset purchase agreement dated March 23, 2011, a subsidiary of H&H acquired certain assets and assumed certain liabilities of Tiger Claw, Inc., a company that among other businesses, develops and manufactures hidden fastening systems for deck construction. The final purchase price was $8.5 million and was paid in cash. The assets acquired included, among other things, machinery, equipment, inventories, certain contracts, accounts receivable and intellectual property rights, all as related to the acquired business and as provided in the asset purchase agreement. The results of operations of the acquired business are reported within the Company's Building Materials segment, and goodwill totaling approximately $1.8 million was allocated to

Page | 50

the segment in connection with the acquisition. HNH believes this acquisition enhances its product offerings of fastening systems for deck construction.

Note 5 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements for 2013 and for the comparable periods of 2012 and 2011.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries, Inc. ("Continental") business unit, a wholly-owned subsidiary of H&H, for a cash sales price totaling approximately $37.4 million less transaction fees, reflecting a working capital adjustment of approximately $0.1 million paid in the third quarter of 2013. Proceeds of $3.7 million are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in other receivables on the consolidated balance sheet. Located in the State of Oklahoma, Continental manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment.

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

In connection with the shut-down of ITM's operations, the Company initiated a series of restructuring activities, which included the termination of all of ITM's employees and certain building lease termination costs. The total cost of these restructuring activities was $0.9 million, which was accrued as of June 30, 2013. Payment for the majority of these costs occurred during the third quarter of 2013, and the remaining restructuring payments were completed by the end of 2013.

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Denmark subsidiary ("ITD"). During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment. ITD sold its facility for approximately $2.4 million in 2012, which included a note receivable for $0.8 million payable over a five year term. ITD was part of the Company's Tubing segment. The Company completed the final liquidation of ITD in July 2013 and recognized $2.6 million in foreign currency translation gains in earnings from discontinued operations during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

Kasco-France

During the third quarter of 2011, the Company sold the stock of EuroKasco, S.A.S. ("Kasco-France"), a part of its Kasco segment, to Kasco-France's former management team for one Euro plus 25% of any pretax earnings over the next three years. No additional consideration is expected to be collected for 2013 or 2012. Additionally, Kasco-France signed a five year supply agreement to purchase certain products from Kasco.

Arlon AFD

Page | 51

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

The assets and liabilities of discontinued operations have been segregated in the accompanying consolidated balance sheets as of December 31, 2013 and 2012.

	December 31,
(in thousands)	2013	2012
Assets of Discontinued Operations:
Trade and other receivables, net	$—	$6,372
Inventories, net	—	7,097
Prepaid and other current assets	587	1,438
Property, plant and equipment, net	—	7,934
Goodwill	—	9,156
Other non-current assets	64	114
	$651	$32,111

Liabilities of Discontinued Operations	$151	$9,160

The net income from discontinued operations includes the following:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net sales	$20,094	$83,228	$102,033
Operating (loss) income	(1,559)	6,999	2,743
Interest and other expense	(47)	(91)	(192)
Income tax benefit (expense)	609	(2,597)	(873)
(Loss) income from discontinued operations, net of tax	(997)	4,311	1,678
Gain on disposal of assets	27,573	21	6,041
Income tax expense	(12,674)	—	(3,360)
Net income from discontinued operations	$13,902	$4,332	$4,359

Note 6 – Asset Impairment Charge

A non-cash asset impairment charge of $0.7 million was recorded in 2011 related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Note 7 – Inventories

Inventories at December 31, 2013 and December 31, 2012 were comprised of:

Page | 52

	December 31,	December 31,
(in thousands)	2013	2012
Finished products	$21,887	$19,596
In-process	9,840	8,344
Raw materials	15,246	14,130
Fine and fabricated precious metals in various stages of completion	19,802	9,599
	66,775	51,669
LIFO reserve	(1,025)	(4,139)
	$65,750	$47,530

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. The market value of the precious metal inventory exceeded LIFO cost by $1.0 million as of December 31, 2013 and $4.1 million as of December 31, 2012. The Company recorded non-cash LIFO liquidation gains of $0.6 million and $1.9 million in 2012 and 2011, respectively. No similar gain was recorded in 2013 due to an increase in ending precious metal inventory stated at LIFO cost. The increase in the amount of precious metal inventory from December 31, 2012 was principally attributable to the acquisition of Wolverine Joining (see Note 4 - "Acquisitions"), whose precious metal inventory is accounted for at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included in the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of December 31, 2013, H&H's customer metal consisted of 247,103 ounces of silver, 576 ounces of gold and 1,392 ounces of palladium.

Supplemental inventory information:	December 31,	December 31,
(in thousands, except per ounce)	2013	2012
Precious metals stated at LIFO cost	$5,090	$5,460
Precious metals stated under non-LIFO cost methods, primarily at fair value	$13,687	$—
Market value per ounce:
Silver	$19.49	$30.20
Gold	$1,201.50	$1,675.40
Palladium	$711.00	$702.85

Note 8 – Property, Plant and Equipment

	December 31,	December 31,
(in thousands)	2013	2012
Land	$9,177	$7,366
Buildings, machinery and equipment	169,411	155,253
Construction in progress	7,357	7,513
	185,945	170,132
Accumulated depreciation	94,748	88,403
	$91,197	$81,729

Depreciation expense for the years ended 2013, 2012 and 2011 was $11.9 million, $10.0 million and $10.8 million, respectively.

Note 9 – Goodwill and Other Intangibles

Page | 53

The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2013 and 2012 were as follows:

(in thousands)
Segment	Balance at January 1, 2013	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at December 31, 2013	Accumulated Impairment Losses
Joining Materials	$1,494	$14	$14,767	$—	$16,275	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	47,096	—	3,402	(454)	50,044	—
Arlon	9,298	—	—	—	9,298	(1,140)
	$59,783	$14	$18,169	$(454)	$77,512	$(1,140)

The $14.8 million addition to goodwill within the Joining Materials segment was due to the Company's acquisition of Wolverine Joining, and the $3.4 million addition within the Building Materials segment was due to the Company's acquisition of PAM. The $0.5 million adjustment to goodwill recorded during the year ended December 31, 2013 within the Building Materials segment is related to final purchase price allocation adjustments, including a final working capital adjustment, associated with the prior year acquisition of Hickman. For additional information, see Note 4 - "Acquisitions."

(in thousands)
Segment	Balance at January 1, 2012	Foreign Currency Translation Adjustments	Additions	Balance at December 31, 2012	Accumulated Impairment Losses
Joining Materials	$1,489	$5	$—	$1,494	$—
Tubing	1,895	—	—	1,895	—
Building Materials	43,829	—	3,267	47,096	—
Arlon	9,298	—	—	9,298	(1,140)
	$56,511	$5	$3,267	$59,783	$(1,140)

Other intangible assets as of December 31, 2013 and December 31, 2012 consisted of:

(in thousands)	December 31, 2013			December 31, 2012			Weighted-Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$52,565	$(16,259)	$36,306	$38,825	$(13,232)	$25,593	16.5
Trademarks, trade names and brand names	10,231	(2,116)	8,115	5,048	(1,634)	3,414	17.5
Patents and patent applications	5,103	(1,870)	3,233	4,789	(1,523)	3,266	15.5
Non-compete agreements	906	(839)	67	906	(809)	97	7.1
Other	1,808	(1,193)	615	1,762	(914)	848	6.1
Total	$70,613	$(22,277)	$48,336	$51,330	$(18,112)	$33,218

Amortization expense totaled $4.2 million, $3.3 million and $3.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in intangible assets and related amortization expense during 2013 was principally due to the Company's acquisition of Wolverine Joining and PAM discussed in Note 4 - "Acquisitions." The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Page | 54

(in thousands)	Customer Relationships	Trademarks, Trade Names and Brand Names	Patents and Patent Applications	Non-Compete Agreements	Other	Total

2014	$3,421	$594	$356	$30	$290	$4,691
2015	3,421	594	342	30	194	4,581
2016	3,421	594	270	7	85	4,377
2017	3,414	594	270	—	37	4,315
2018	3,378	594	270	—	9	4,251
Thereafter	19,251	5,145	1,725	—	—	26,121
	$36,306	$8,115	$3,233	$67	$615	$48,336

These balances are subject to adjustment during the finalization of the purchase price allocations for the Wolverine Joining and PAM acquisitions.

Note 10 – Investments

On December 31, 2013 and December 31, 2012, the Company held an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment increased from $17.2 million at December 31, 2012 to $34.0 million at December 31, 2013 due entirely to changes in the share price of ModusLink's common stock.

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

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Mr. Lichtenstein was also designated Chairman of the Board of ModusLink. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of December 31, 2013, SPLP and HNH own 15.6% and 11.5% of ModusLink's common stock, respectively, for an aggregate ownership of 27.1%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

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

HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of ModusLink in its consolidated financial statements. As a result, the Company will carry its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income. On March 12, 2013, the accumulated unrealized loss of $4.3 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of a tax benefit of $1.9 million, was reclassified to earnings. Prior to March 12,

Page | 55

2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated income statement.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended October 31, 2013, its most recently completed fiscal quarter, as well as for the nine months ended October 31, 2013, the nearest practicable period corresponding to the period the Company has accounted for its investment in ModusLink under the equity method of accounting, and the comparable prior periods, are as follows:

	October 31,	July 31,
(in thousands)	2013	2013
Current assets	$319,994	$291,086
Non-current assets	$50,235	$52,610
Current liabilities	$199,324	$176,431
Non-current liabilities	$10,706	$10,360
Stockholders' equity	$160,199	$156,905

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2013	2012	2013	2012
Net revenue	$191,415	$197,051	$545,432	$543,733
Gross profit	$21,995	$18,624	$57,463	$46,002
Income (loss) from continuing operations	$538	$(9,831)	$(16,544)	$(27,641)
Net income (loss)	$617	$(10,660)	$(16,530)	$(37,037)

Note 11 – Debt

Debt at December 31, 2013 and December 31, 2012 was as follows:

(in thousands)	December 31,	December 31,
	2013	2012
Short-term debt
Foreign	$304	$778
Long-term debt
Senior Term Loan	116,000	115,000
Revolving Facility	30,950	—
Subordinated Notes, net of unamortized discount	—	9,440
Other H&H debt - domestic	8,279	8,597
Foreign loan facilities	1,658	4,713
Sub total	156,887	137,750
Less portion due within one year	12,818	8,943
Long-term debt	144,069	128,807
Long-term debt - related party
Subordinated Notes, net of unamortized discount	—	19,916
Total long-term debt	144,069	148,723
Total debt	$157,191	$158,444

Long-term debt at December 31, 2013 matures in each of the next five years as follows:

(in thousands)	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt (a)	$156,887	$12,818	$21,969	$15,691	$106,409	$—	$—

Page | 56

a)	Assumes repayment of the Revolving Facility on its contractual maturity date.

Senior Credit Facility

On November 8, 2012, H&H Group entered into a $205.0 million senior secured credit facility, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $90.0 million and a term loan ("Senior Term Loan") in an aggregate principal amount of $115.0 million (collectively, "Senior Credit Facility"). On April 26, 2013, in connection with the acquisition of Wolverine Joining (see Note 4 - "Acquisitions"), the Company's Senior Credit Facility was amended, and on September 13, 2013, the Senior Credit Facility was further amended. These amendments, among other things, increased the lenders' commitments under the Revolving Facility to $160.0 million and their commitments under the Senior Term Loan to $125.0 million, provided H&H Group with additional flexibility regarding its ability to utilize net cash proceeds from permitted asset sales, reset the amount of dividends and other distributions that may be made by H&H Group to the Company following the payment of $7.0 million of previously declared dividends, and amended certain financial covenants and the amortization schedule of the term loan. The term loan, as amended, requires quarterly principal payments of $3.1 million, $3.9 million, $3.9 million and $3.9 million in 2014, 2015, 2016 and 2017, respectively.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at December 31, 2013). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the Revolving Facility is governed by a defined Borrowing Base. The Revolving Facility also includes provisions for the issuance of letters of credit up to $15.0 million, with any such issuances reducing availability under the Revolving Facility. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level.

At December 31, 2013, letters of credit totaling $3.3 million had been issued. $3.1 million of the letters of credit guarantee various insurance activities, and $0.1 million are for environmental and other matters. Remaining excess availability under the Borrowing Base totaled $36.4 million at December 31, 2013. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 3.00% and 3.13%, respectively, at December 31, 2013, and the Company was in compliance with all debt covenants at December 31, 2013.

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

Subordinated Notes

On October 15, 2010, H&H Group refinanced the prior indebtedness of H&H and Bairnco to the SPII Liquidating Series Trusts (Series A and Series E)("Steel Trusts"), each constituting a separate series of the SPII Liquidating Trust as successor-in-interest to Steel Partners II, L.P. In accordance with the terms of the associated exchange agreement, H&H Group made an approximately $6 million cash payment in partial satisfaction of prior indebtedness to the Steel Trusts and exchanged the remainder of such prior obligations for units consisting of (a) $72.9 million aggregate principal amount of 10% subordinated secured notes due 2017 ("Subordinated Notes") issued by H&H Group pursuant to an indenture, dated as of October 15, 2010 (as amended and restated effective December 13, 2010)("Indenture"), and (b) warrants, exercisable beginning October 15, 2013, to purchase an aggregate of 1,500,806 shares of the Company's common stock, with an exercise price of $11.00 per share ("Warrants"). The Subordinated Notes were redeemable until October 14, 2013, at H&H Group's option, upon payment of the principal amount of the notes, plus all accrued and unpaid interest thereon and an applicable premium set forth in the Indenture. All obligations

Page | 57

outstanding under the Subordinated Notes bore interest at a rate of 10% per annum, 6% of which was payable in cash and 4% of which was payable in-kind.

On October 14, 2011, H&H Group redeemed $25.0 million principal amount of its outstanding Subordinated Notes on a pro-rata basis among all holders thereof at a redemption price of 102.8% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. Until October 15, 2013, the Subordinated Notes were not detachable from the Warrants that were issued with the Subordinated Notes as units ("Units"). Accordingly, a pro-rata portion of Warrants were also redeemed on October 14, 2011, as well as in subsequent redemptions. During 2011, the Company redeemed a total of approximately $35.1 million of Subordinated Notes, including the October redemption. In 2012, H&H Group repurchased an aggregate $10.8 million of Subordinated Notes, plus accrued interest. A (loss) gain of $(1.4) million and $0.2 million on repurchases of the Subordinated Notes is included in interest expense in the consolidated income statements for the years ended December 31, 2012 and 2011, respectively.

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders of the Subordinated Notes. H&H Group also instructed Wells Fargo to redeem, on April 25, 2013, approximately $31.8 million principal amount of Subordinated Notes, representing all of the remaining outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. As indicated above, the Subordinated Notes were part of a unit, and, accordingly, the Warrants which comprised a portion of the Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting perspective. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6.5 million and $6.8 million at December 31, 2013 and 2012, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.87% at December 31, 2013, and matures in 2015. The mortgage on the second facility was $1.7 million and $1.8 million at December 31, 2013 and 2012, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.86% at December 31, 2013, and matures in 2017.

Note 12 – Derivative Instruments

Precious Metal and Commodity Inventories

As of December 31, 2013, the Company had the following outstanding futures contracts with settlement dates ranging from February 2014 to March 2014. There were no forward contracts outstanding at December 31, 2013.

			Notional Value
Commodity	Amount		($ in millions)
Silver	650,000	ounces	$12.6
Gold	1,000	ounces	$1.2
Copper	350,000	pounds	$1.2
Tin	40	metric tons	$0.9

Of the total futures contracts outstanding, 570,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges.

The futures contracts are exchange traded contracts acquired through a third party broker. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open futures contracts, as well as ounces of precious metal held on account by the broker.

Page | 58

Debt Agreements

In connection with its Senior Credit Facility, H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 11 - "Debt" for further discussion of the terms of these arrangements.

The Company's Subordinated Notes had call premiums as well as Warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability at inception of the loan agreement. The discount was being amortized over the life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. As discussed in Note 11 - "Debt," on March 26, 2013, the Company discharged its obligations associated with the Subordinated Notes and Warrants, and therefore, all discounts and derivative accounts related to the Subordinated Notes and Warrants are now zero.

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Year Ended
		December 31,
Derivative	Income Statement Line	2013	2012	2011
Commodity contracts	Cost of goods sold	$2,528	$—	$—
	Total derivatives designated as hedging instruments	2,528	—	—
Commodity contracts	Realized and unrealized gain (loss) on derivatives	1,988	522	(1,236)
Interest rate swap agreements	Interest expense	(328)	—	—
Derivative features of Subordinated Notes	Realized and unrealized (loss) gain on derivatives	(793)	2,060	1,654
	Total derivatives not designated as hedging instruments	867	2,582	418
	Total derivatives	$3,395	$2,582	$418

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		December 31,	December 31,
Derivative	Balance Sheet Location	2013	2012
Commodity contracts	Prepaid and other current assets	$1,778	$—
	Total derivatives designated as hedging instruments	1,778	—
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	(158)	100
Interest rate swap agreements	Other liabilities	(214)	—
Derivative features of Subordinated Notes	Long-term debt and long-term debt - related party	—	793
	Total derivatives not designated as hedging instruments	(372)	893
	Total derivatives	$1,406	$893

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

Page | 59

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $19.4 million and $22.6 million on a gross-basis as both assets and liabilities of the plan as of December 31, 2013 and December 31, 2012, respectively.

Certain current and retired employees of H&H are covered by post-retirement medical benefit plans, which provide benefits for medical expenses and prescription drugs. Contributions from a majority of the participants are required, and for those retirees and spouses, the Company's payments are capped. The measurement date for plan obligations is December 31.

In 2011, the unrecognized actuarial losses were amortized over the average future service years of active participants in the WHX Pension Plan, which was approximately 10 years. Beginning in 2012, the actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 21 years. The Company believes that the future lifetime of the participants is more appropriate because the WHX Pension Plan is completely inactive.

The components of pension expense and components of other post-retirement benefit expense for the Company's benefit plans included the following:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2013	2012	2011	2013	2012	2011
Service cost	$—	$—	$218	$—	$—	$—
Interest cost	18,594	21,651	22,553	98	163	171
Expected return on plan assets	(23,964)	(27,005)	(27,249)	—	—	—
Amortization of prior service cost	32	44	63	—	—	—
Amortization of actuarial loss	10,680	8,623	10,772	8	86	41
Total	$5,342	$3,313	$6,357	$106	$249	$212

Page | 60

Actuarial assumptions used to develop the components of defined benefit pension expense and other post-retirement benefit expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rates:
WHX Pension Plan	3.50%	4.15%	4.95%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.65%	4.20%	5.10%
Bear Plan	4.00%	4.55%	5.50%	N/A	N/A	N/A
Expected return on assets	7.50%	8.00%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.25%	7.50%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2016

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans and post-retirement benefit plans:

Page | 61

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at January 1	$547,456	$532,619	$4,208	$4,092
Service cost	—	—	—	—
Interest cost	18,594	21,651	98	163
Actuarial (gain) loss	(34,739)	36,227	(1,403)	150
Participant contributions	—	—	4	9
Plan change	—	—	(1,506)	—
Benefits paid	(34,495)	(36,058)	(317)	(206)
Insurance contract termination	—	(6,983)	—	—
Transfer from Canfield Salaried SEPP	724	—	—	—
Benefit obligation at December 31	$497,540	$547,456	$1,084	$4,208

Change in plan assets:
Fair value of plan assets at January 1	$330,471	$346,408	$—	$—
Actual returns on plan assets	43,924	10,924	—	—
Participant contributions	—	—	4	9
Benefits paid	(34,495)	(36,058)	(317)	(206)
Company contributions	13,349	16,180	313	197
Insurance contract termination	—	(6,983)	—	—
Transfer from Canfield Salaried SEPP	724	—	—	—
Fair value of plan assets at December 31	353,973	330,471	—	—
Funded status	$(143,567)	$(216,985)	$(1,084)	$(4,208)

Accumulated benefit obligation ("ABO") for qualified defined benefit plans:
ABO at January 1	$547,456	$532,619	$4,208	$4,092
ABO at December 31	$497,540	$547,456	$1,084	$4,208

Amounts recognized on the consolidated balance sheet:
Current liability	$—	$—	$(111)	$(211)
Noncurrent liability	(143,567)	(216,985)	(973)	(3,997)
Total	$(143,567)	$(216,985)	$(1,084)	$(4,208)

The weighted-average assumptions used in the valuations at December 31 were as follows:

Page | 62

	Pension Benefits		Other Post-Retirement Benefits
	2013	2012	2013	2012
Discount rates:
WHX Pension Plan	4.40%	3.50%	N/A	N/A
Bear Plan	4.95%	4.00%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	4.10%	3.65%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	7.25%	7.25%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on benefit expense and on other post-retirement benefit obligations is not significant.

Pretax amounts included in accumulated other comprehensive loss at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2013	2012	2013	2012
Prior service cost (credit)	$—	$32	$(1,506)	$—
Net actuarial loss	203,627	269,005	440	1,851
Accumulated other comprehensive loss	$203,627	$269,037	$(1,066)	$1,851

The pretax amount of actuarial losses and prior service cost (credit) included in accumulated other comprehensive loss at December 31, 2013 that is expected to be recognized in net periodic benefit cost in 2014 is $7.7 million and $0.0 million, respectively, for defined benefit pension plans and $0.0 million and $(0.1) million, respectively, for other post-retirement benefit plans.

Other changes in plan assets and benefit obligations recognized in comprehensive income (loss) are as follows:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2013	2012	2011	2013	2012	2011
Current year actuarial gain (loss)	$54,698	$(52,305)	$(93,031)	$1,403	$(150)	$(649)
Amortization of actuarial loss	10,680	8,623	10,772	8	86	41
Current year prior service credit	—	—	—	1,506	—	—
Amortization of prior service cost	32	44	62	—	—	—
Total recognized in comprehensive income (loss)	$65,410	$(43,638)	$(82,197)	$2,917	$(64)	$(608)

The actuarial loss occurred principally because the historical investment returns on the assets of the WHX Pension Plan have been lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for all pension plans and other post-retirement benefit plans at both December 31, 2013 and 2012. The accumulated benefit obligation for all defined benefit pension plans was $497.5 million and $547.5 million at December 31, 2013 and 2012, respectively. Additional information for plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2013	2012	2013	2012
Projected benefit obligation	$497,540	$547,456	$1,084	$4,208
Accumulated benefit obligation	$497,540	$547,456	$1,084	$4,208
Fair value of plan assets	$353,973	$330,471	$—	$—

Page | 63

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations. The Company determines its actuarial assumptions for its pension and other post-retirement plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement expense for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

The WHX/Bear Pension Plan assets at December 31, 2013 and 2012, by asset category, are as follows:

Page | 64

(in thousands)
Fair Value Measurements as of December 31, 2013:
	Assets (Liabilities) at Fair Value as of December 31, 2013
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$27,389	$596	$—	$27,985
U.S. mid-cap growth	62,477	—	—	62,477
U.S. small-cap value	14,460	2,031	—	16,491
International large cap value	16,355	—	—	16,355
Equity contracts	96	—	—	96
Fixed income securities:
Corporate bonds and loans	33	63,405	503	63,941
Other types of investments:
Common trust funds (1)	—	98,610	—	98,610
Fund of funds (2)	—	41,898	—	41,898
	120,810	206,540	503	327,853
Shorts	(62,776)	(938)	—	(63,714)
Total	$58,034	$205,602	$503	264,139
Cash and cash equivalents				94,130
Net payables				(4,296)
Total pension assets				$353,973
Fair Value Measurements as of December 31, 2012:
	Assets (Liabilities) at Fair Value as of December 31, 2012
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$20,572	$543	$—	$21,115
U.S. mid-cap growth	36,065	—	209	36,274
U.S. small-cap value	15,295	138	—	15,433
International large cap value	16,118	116	—	16,234
Equity contracts	308	—	—	308
Preferred stocks	530	2,016	—	2,546
Fixed income securities:
Corporate bonds and loans	415	51,052	548	52,015
Other types of investments:
Common trust funds (1)	—	68,830	—	68,830
Fund of funds (2)	—	37,142	—	37,142
	89,303	159,837	757	249,897
Futures contracts, net	(58,148)	5,478	—	(52,670)
Total	$31,155	$165,315	$757	197,227
Cash and cash equivalents				133,590
Net payables				(346)
Total pension assets				$330,471

(1)
Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities and are valued at their Net Asset Values ("NAV") that are calculated by the investment manager or sponsor of the fund.

Page | 65

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

Changes in the WHX/Bear Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2013 and 2012:

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2013 (in thousands)	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2013	$—	$209	$548
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	—	23	85
Purchases, issuances, sales and settlements
Purchases	—	—	—
Issuances	—	—	—
Sales	—	(232)	(130)
Settlements	—	—	—
Ending balance as of December 31, 2013	$—	$—	$503

Year Ended December 31, 2012 (in thousands)	U.S. Large Cap	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2012	$593	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	673	145	11
Purchases, issuances, sales and settlements
Purchases	—	—	547
Issuances	—	64	—
Sales	(1,202)	—	(10)
Settlements	(64)	—	—
Ending balance as of December 31, 2012	$—	$209	$548

The following tables present the category, fair value, redemption frequency and redemption notice period for those assets whose fair value was estimated using the NAV per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2013 and December 31, 2012 (in thousands):

Page | 66

Class Name	Description	Fair Value December 31, 2013	Redemption frequency	Redemption Notice Period
Fund of funds	Equity long/short hedge funds	$5,707	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$36,191	Quarterly	45 day notice
Common trust funds	Equity long/short hedge funds	$12,635	Annually	90 day notice
Common trust funds	Event driven hedge funds	$69,255	Annually	45 day notice
Common trust funds	Event driven hedge funds	$16,720	Monthly	90 day notice
Separately managed fund	Separately managed fund	$34,991	Monthly	30 day notice
Separately managed fund	Separately managed fund	$77,093	Quarterly	45 day notice

Class Name	Description	Fair Value December 31, 2012	Redemption frequency	Redemption Notice Period
Fund of funds	Equity long/short hedge funds	$4,862	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$32,280	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$55,853	Annually	45 day notice
Common trust funds	Event driven hedge funds	$12,977	Monthly	90 day notice
Separately managed fund	Separately managed fund	$33,324	Monthly	30 day notice
Separately managed fund	Separately managed fund	$64,490	Quarterly	45 day notice

Unfunded Commitments

As of December 31, 2013, the Plan had an unfunded commitment for additional capital of approximately $39.0 million to an event driven hedge fund. The commitment was funded in January 2014 through an in-kind transfer from one of the Plan's separately managed funds.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of ERISA.

The Company expects to have required minimum pension contributions for 2014, 2015, 2016, 2017, 2018 and for the five years thereafter of $24.3 million, $21.7 million, $17.1 million, $15.8 million, $13.9 million, and $27.6 million, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2014	$34,813	$111
2015	34,640	118
2016	34,456	112
2017	34,247	100
2018	34,018	94
2019- 2023	163,182	366

401(k) Plans

Page | 67

Certain employees participate in a Company sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. The Company presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for the Company's matching contribution amounted to $1.4 million, $1.8 million and $2.0 million in 2013, 2012 and 2011, respectively.

Note 14 – Stockholders' Equity

The Company's authorized capital stock is a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of the authorized shares, no shares of preferred stock have been issued. As of December 31, 2013 and 2012, 12,985,840 and 13,140,004 shares of common stock were outstanding, respectively.

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

Common Stock Repurchase Program

On May 29, 2013, the Company's Board of Directors approved the repurchase of up to an aggregate of $2.0 million of the Company's common stock. On June 27, 2013, the Board of Directors further approved the repurchase of up to an aggregate of $8.0 million of the Company's common stock, which was in addition to the previously approved repurchase up to an aggregate of $2.0 million of common stock. Such repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The Company repurchased 458,131 shares for a total purchase price of approximately $9.8 million under the repurchase program, which concluded at the end of 2013.

Accumulated Other Comprehensive (Loss) Income

Changes, net of tax, in accumulated other comprehensive (loss) income and its components follow:

(in thousands)	Unrealized (Loss) Gain on Marketable Equity Securities	Foreign Currency Translation Adjustments	Change in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2012	$(4,072)	$2,481	$(224,577)	$(226,168)
Current period income	1,710	56	42,675	44,441
Reclassification adjustments, net of tax	2,362	(2,566)	—	(204)
Balance at December 31, 2013	$—	$(29)	$(181,902)	$(181,931)

Income tax (provisions) benefits of $(28.7) million, $20.5 million and $24.2 million were recorded in accumulated other comprehensive loss for 2013, 2012 and 2011, respectively.

As discussed in Note 10 - "Investments," the Company's investment in ModusLink became subject to the equity method of accounting during the first quarter of 2013. Accordingly, the accumulated unrealized loss of $2.4 million on available-for-sale securities associated with this investment was reclassified out of accumulated other comprehensive loss and into earnings, as a component of gain from associated company, net of tax.

As discussed in Note 5 - "Discontinued Operations," the Company completed the final liquidation of ITD in July 2013 and recognized $2.6 million in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

Note 15 – Stock-Based Compensation

The Company has granted restricted stock awards and stock options under its 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. On May 21, 2013, the Company's

Page | 68

stockholders approved an increase in the number of shares authorized for issuance under the 2007 Plan from 1,650,000 shares to 2,075,000 shares.

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

In 2011, the Compensation Committee of the Company's Board of Directors approved the grant of 495,600 shares of restricted stock awards to certain employees, members of the Board of Directors and service providers. The restricted stock grants made to the employees and service providers, totaling 289,600 shares, vested with respect to 25% of the award upon grant and vest in equal annual installments over a three year period from the grant date with respect to the remaining 75% of the award. Additionally, the Compensation Committee also approved the grant of (a) 1,000 shares of restricted stock to each Director other than the Chairman and Vice Chairman, and (b) 100,000 shares of restricted stock to each of the Chairman and Vice Chairman, or a total of 205,000 shares to Directors. On June 17, 2011, the Company granted 1,000 shares in a restricted stock award to a newly-appointed Director. The restricted stock grants to the Directors vested one year from the date of grant.

In 2012 and 2013, respectively, the Compensation Committee approved the grant of an aggregate 525,400 and 319,788 shares of restricted stock to certain employees, members of the Board of Directors and service providers. The restricted stock grants made to the employees and service providers in 2012 and 2013 vest in equal annual installments over a three year period from the grant date. The restricted stock grants to the Directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the years ended December 31, 2013 and 2012, 2,615 and 20,494 shares, respectively, were foregone in connection with income tax withholding obligations.

Restricted stock activity under the 2007 Plan was as follows for the years ended December 31, 2013 and December 31, 2012:

(shares)	Employees	Directors	Total
Balance, January 1, 2013	503,440	458,000	961,440
Granted	157,788	162,000	319,788
Forfeited	(13,202)	—	(13,202)
Reduced for income tax obligations	(2,615)	—	(2,615)
Balance, December 31, 2013	645,411	620,000	1,265,411

Vested at December 31, 2013	270,124	458,000	728,124
Non-vested at December 31, 2013	375,287	162,000	537,287

	Employees	Directors	Total
Balance, January 1, 2012	261,934	206,000	467,934
Granted	273,400	252,000	525,400
Forfeited	(11,400)	—	(11,400)
Reduced for income tax obligations	(20,494)	—	(20,494)
Balance, December 31, 2012	503,440	458,000	961,440

The Company has recognized compensation expense related to restricted shares of $4.9 million, $4.5 million and $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unearned compensation expense related to restricted shares at December 31, 2013 is $3.6 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Page | 69

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

The Company recorded no compensation expense related to its stock options in 2013, 2012 or 2011 since the options fully vested prior to 2010.

Stock option activity under the Company's 2007 Plan was as follows in 2013:

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)

Outstanding options at December 31, 2012	49	$90	3.34	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited or expired	(7)	90		—
Outstanding at December 31, 2013	42	$90	2.34	$—
Exercisable at December 31, 2013	42	$90	2.34	$—

As of December 31, 2013, there were 767,389 shares reserved for future issuance under the 2007 Plan.

On July 6, 2007, the Compensation Committee adopted an incentive arrangement for a member of the Board of Directors who is a related party to the Company. This arrangement provides, among other things, for this individual to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company's stock price and $90.00 per share. The incentive arrangement terminates July 6, 2015, to the extent not previously received. Under U.S. GAAP, the Company is required to adjust its obligation for the fair value of such incentive arrangements from the date of actual grant to the latest balance sheet date and to record such incentive arrangements as liabilities on the consolidated balance sheet. The Company recorded $0.2 million and $0.1 million of non-cash income in 2012 and 2011, respectively, associated with such awards. No income or expense was recorded in 2013.

Note 16 – Income Taxes

Income from continuing operations before tax and equity investment for the three years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Domestic	$36,256	$28,717	$20,183
Foreign	1,893	6,497	8,145
Total income from continuing operations before tax and equity investment	$38,149	$35,214	$28,328

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

Page | 70

		Year Ended December 31,
(in thousands)		2013	2012	2011
Current
	Domestic	$2,591	$2,662	$1,564
	Foreign	1,123	1,224	1,287
	Total income taxes, current	$3,714	$3,886	$2,851
Deferred
	Domestic	$12,757	$9,071	$(109,309)
	Foreign	(443)	108	370
	Total income taxes, deferred	$12,314	$9,179	$(108,939)
Total income tax provision (benefit)		$16,028	$13,065	$(106,088)

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company's consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and operating loss carryforwards.

(in thousands)	December 31,
Deferred Income Tax Sources	2013	2012
Current Deferred Income Tax Items:
Inventories	$2,426	$3,503
Environmental costs	1,220	2,377
Net operating loss carryforwards	13,323	14,530
Accrued liabilities	3,046	3,264
Other items, net	913	1,023
Current deferred income tax assets before valuation allowance	20,928	24,697
Valuation allowance	(421)	(324)
Deferred income tax assets - current	$20,507	$24,373
Foreign	$(433)	$(1,022)
Deferred income tax liabilities - current	$(433)	$(1,022)

Non-Current Deferred Income Tax Items:
Post-retirement and post-employment employee benefits	$904	$1,817
Net operating loss carryforwards	27,198	45,794
Pension liability	53,624	81,392
Impairment of long-lived assets	2,636	2,528
Minimum tax credit carryforwards	3,265	2,287
Miscellaneous other	1,953	4,397
Non-current deferred income tax assets before valuation allowance	89,580	138,215
Valuation allowance	(1,729)	(1,814)
Non-current deferred income tax assets	87,851	136,401
Property, plant and equipment	(13,558)	(13,802)
Intangible assets	(9,378)	(7,526)
Undistributed foreign earnings	(568)	(534)
Other items, net	(4,661)	(1,971)
Non-current deferred income tax liabilities	(28,165)	(23,833)
Net non-current deferred income tax assets	$59,686	$112,568

Page | 71

As of December 31, 2010, the Company had established a deferred income tax valuation allowance of $116.7 million against its deferred income tax assets. The valuation allowance was recorded because the realizability of the deferred income tax benefit of the Company's net operating loss carryforwards and other deferred income tax assets was not considered "more likely than not." In the fourth quarter of 2011, the Company changed its judgment about the realizability of its deferred income tax assets. The recognition of this non-cash tax benefit followed an assessment of the Company's domestic operations and of the likelihood that the associated deferred income tax assets will be realized. We considered factors such as recent financial results, forecast future operating income of our subsidiaries, expected future taxable income, mix of taxable income and available carryforward periods. As a result, we estimated that it is more likely than not that we will be able to realize the benefit of certain deferred income tax assets. However, in certain jurisdictions, we do not consider it more likely than not that all of our state net operating loss carryforwards will be realized in future periods and have retained a valuation allowance against those. Because the determination of the realizability of deferred income tax assets is based upon management's judgment of future events and uncertainties, the amount of the deferred income tax assets realized could be reduced if actual future income or future income tax rates are lower than currently enacted rates.

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

Included in deferred income tax assets as of December 31, 2013 is a $40.5 million tax effect of the Company's U.S. federal NOLs of $106.9 million, as well as certain state NOLs. The U.S. federal NOLs expire between 2024 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $3.3 million. The Company's 2013 tax provisions from continuing and discontinued operations reflect utilization of approximately $53.0 million of federal NOLs.

In 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy. Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company's U.S. federal NOLs of $106.9 million as of December 31, 2013 include a reduction of $31.0 million ($10.8 million tax-effect).

The Company provides income taxes on the undistributed earnings of non-U.S. corporate subsidiaries, except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2013, $14.1 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing applicable income tax rates, additional taxes of approximately $4.9 million would need to be provided if such earnings were remitted.

Total federal, state and foreign income taxes paid in 2013, 2012 and 2011 were $7.5 million, $4.2 million, and $4.3 million, respectively. On the consolidated balance sheet, net current income taxes totaled $0.0 million as of December 31, 2013 and a $0.2 million receivable as of December 31, 2012.

The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

Page | 72

	Year Ended December 31,
(in thousands)	2013	2012	2011
Income from continuing operations before tax and equity investment	$38,149	$35,214	$28,328
Tax provision at statutory rate	$13,352	$12,325	$9,915
Increase (decrease) in tax due to:
Foreign dividend income	—	—	929
State income tax, net of federal effect	2,455	2,396	919
Net increase (decrease) in valuation allowance	12	(454)	(116,689)
(Decrease) increase in liability for uncertain tax positions	(679)	8	43
Net effect of foreign tax rate and tax holidays	17	(942)	(369)
Other items, net	871	(268)	(836)
Tax provision (benefit)	$16,028	$13,065	$(106,088)

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2013 and 2012, the Company had $1.3 million and $2.3 million, respectively, of unrecognized tax benefits recorded, all of which, net of federal benefit, would affect the Company's effective tax rate if recognized. The changes in the amount of unrecognized tax benefits in 2013 and 2012 were as follows:

	Year Ended December 31,
(in thousands)	2013	2012
Beginning balance	$2,273	$2,306
Additions for tax positions related to current year	404	368
Additions due to interest accrued	80	100
Tax positions of prior years:
Payments	(250)	(42)
Settlements	(640)	—
Due to lapsed statutes of limitations	(488)	(484)
Other	(35)	25
Ending balance	$1,344	$2,273

The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. As of December 31, 2013 and 2012, approximately $0.1 million and $0.4 million, respectively, of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.3 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. Adjustments to the reserve could occur in light of changing facts and circumstances with respect to the on-going examinations discussed below.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2010, except as set forth below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.

The IRS initiated an examination of our federal consolidated income tax return for 2010 in the second quarter of 2012, which was settled during 2013 with minor adjustments. In 2014, the IRS will conduct a limited review of our 2012 federal consolidated income tax return. We do not currently believe an increase in the reserve for uncertain tax positions is necessary. In addition, certain subsidiaries were examined by the Commonwealth of Massachusetts ("Commonwealth") for the years 2003 to 2005, and the Company settled that examination during 2013 for $0.3 million. The Commonwealth also examined the 2008 tax return and issued an assessment for $0.3 million, which the Company is disputing. Examinations of 2009 and 2010 are also being conducted by the Commonwealth, as well as examinations by the State of New York and the State of Missouri for 2009 to 2011. These examinations are currently in progress, and we do not believe an increase in the reserve for uncertain tax positions is necessary.

Page | 73

Note 17 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Year Ended December 31,
(in thousands, except per share)	2013	2012	2011
Income from continuing operations, net of tax	$28,127	$22,149	$134,416
Weighted-average number of common shares outstanding	13,251	13,032	12,555
Income from continuing operations, net of tax, per share	$2.12	$1.70	$10.71
Net income from discontinued operations	$13,902	$4,332	$4,359
Weighted-average number of common shares outstanding	13,251	13,032	12,555
Discontinued operations, net of tax, per share	$1.05	$0.33	$0.34
Net income	$42,029	$26,481	$138,775
Weighted-average number of common shares outstanding	13,251	13,032	12,555
Net income per share	$3.17	$2.03	$11.05

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options (see Note 15 - "Stock-Based Compensation"), during the years ended December 31, 2013, 2012 and 2011, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of December 31, 2013, stock options for an aggregate of 42,200 shares are excluded from the calculations above.

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

The fair value of the Company's financial instruments, such as cash and cash equivalents, trade and other receivables, and trade payables, approximate carrying value due to the short-term maturities of these assets and liabilities. Carrying cost approximates fair value for the Company's long-term debt which has variable interest rates.

The fair value of the Company's investment in associated company is a Level 1 measurement because the underlying security is listed on a national securities exchange.

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 12 - "Derivative Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forwards contracts, are also valued at fair value. The futures

Page | 74

contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreements associated with its Senior Credit Facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 11 - "Debt") were valued at fair value on a recurring basis and were considered Level 3 measurements.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheets as of December 31, 2013 and 2012, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$33,983	$33,983	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,766	$14,766	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,620	$1,620	$—	$—
Interest rate swap agreements	$(214)	$—	$(214)	$—

	Asset (Liability) as of December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$17,229	$17,229	$—	$—
Commodity contracts on precious metal and commodity inventories	$100	$127	$(27)	$—
Derivative features of Subordinated Notes	$793	$—	$—	$793

(in thousands)	Year ended December 31,
Activity	2013	2012
Beginning balance	$793	$(1,314)
Total net (losses) gains included in:
Net income	(793)	2,060
Other comprehensive income (loss)	—	—
Purchases	—	—
Issuances	—	—
Sales	—	—
Settlements	—	47
Net transfers into / (out of) Level 3	—	—
Ending balance	$—	$793

The (loss) income of $(0.8) million and $2.1 million for the years ended December 31, 2013 and 2012, respectively, noted above are (losses) gains that are attributable to the fair value of the embedded derivatives associated with the Company's Subordinated Notes and related redemption. The settlements relate to repurchases of certain Subordinated Notes (see Note 11- "Debt"). The valuation of the derivative features of the Subordinated Notes and Warrants utilized a customized binomial model, which valued the embedded derivatives in such notes and the associated Warrants in a unified way, using a cash flow approach. Interest rates and the market price of HNH's stock were significant inputs that influenced the valuation of the derivatives.

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written-down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the

Page | 75

exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $9.4 million as of December 31, 2013, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement. A non-cash asset impairment charge of $0.7 million was recorded in 2011 related to vacant land owned by the Company's Arlon segment located in Rancho Cucamonga, California. The Company reduced this property's carrying value by $0.7 million to reflect its lower fair market value.

Note 19 – Commitments and Contingencies

Operating Lease Commitments

The Company leases certain facilities under non-cancelable operating lease arrangements. Rent expense for the Company in 2013, 2012 and 2011 was $4.8 million, $4.2 million and $4.5 million, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2014	4,331
2015	3,060
2016	2,506
2017	1,938
2018	1,430
Thereafter	2,226
$15,491

On June 30, 2008, Arlon Inc. (now Arlon, LLC), a wholly-owned subsidiary of Bairnco and part of the Arlon segment, (i) sold land and a building located in Rancho Cucamonga, California for $8.5 million and (ii) leased back such property under a 15 year operating lease with two 5-year renewal options. The annual lease payments are $0.6 million, and are subject to a maximum increase of 5% per annum. The lease expires in 2023. Such amounts are included in the operating lease commitment table above. Bairnco has agreed to guarantee the payment and performance of Arlon Inc. under the lease. To account for the sale leaseback, the property was removed from the books, but the recognition of a $1.8 million gain on the sale of the property was deferred and will be recognized ratably over the 15 year lease term as a reduction of lease expense. Approximately $1.2 million and $1.4 million of such deferred gain was included in other long-term liabilities on the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $3.2 million accrued related to estimated environmental remediation costs as of December 31, 2013. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarter ended September 30, 2013, the Company recorded an insurance reimbursement receivable of $1.1 million for previously incurred remediation costs, which was collected during the quarter ended December 31, 2013. Based upon information currently available, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds

Page | 76

to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of December 31, 2013, over and above the $1.0 million, total investigation and remediation costs of approximately $3.6 million and $1.2 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP, not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012 and subsequently approved. The PRP Group mobilized onto the site in June 2013 and performed its required cleanup obligations between June 2013 and December 2013, at which time the PRP Group demobilized from the site. Estimates for the final remediation costs were calculated, and H&H's total assessed share for the remaining remediation was $2.2 million, which was paid in August 2013. The Company's financial guarantee for this matter was removed following payment receipt. There is still a possibility that some radiological contaminated soil may become the responsibility of the chemical

Page | 77

PRPs, which could result in an additional, maximum assessment of approximately $0.2 million based on current estimates. Because the assessment is an estimate and dependent upon several factors, including administrative closure costs, the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, and continued collaboration and financial support from the town of Attleboro, the party responsible for the subsequent operations and maintenance activities at the Superfund Site, there can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP by June 30, 2014. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 20 – Related Party Transactions

As of December 31, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 56.0% of issued shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, Jack Howard, as Executive Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

The Company was indebted to SPLP under H&H Group's Subordinated Notes until March 26, 2013, when it delivered an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 11 - "Debt." In connection with this redemption, SPLP was entitled to receive proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of notes held by SPLP. As of December 31, 2012, $0.6 million of accrued interest and $19.9 million of Subordinated Notes were owed to related parties.

On October 14, 2011, in connection with a redemption of $25.0 million of Subordinated Notes from all holders on a pro-rata basis, H&H Group redeemed $12.5 million face amount of notes held by SPLP for a total amount of $13.2 million, which included the redemption price of 102.8% of the principal amount, accrued but unpaid payment-in-kind-interest, plus accrued and unpaid cash interest. Until October 14, 2013, the Subordinated Notes and Warrants which comprise the Units were not detachable and, accordingly, a pro-rata portion of Warrants were also redeemed.

On January 1, 2012, the Company entered into a Management Services Agreement ("Management Services Agreement") with SP Corporate Services LLC ("SP Corporate"), which restructured its prior management services arrangements. SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provided that the Company pay SP Corporate a fixed annual fee of approximately $10.98 million, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $9.24 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement.

Page | 78

Effective January 1, 2013, certain individuals employed by SP Corporate and their related expenses were transferred to the Company, and the fee paid under the Management Services Agreement was accordingly reduced by approximately $2.0 million. On March 27, 2013, the Company and SP Corporate entered into a First Amendment to the Management Services Agreement to modify the titles and designation of certain officers to be provided pursuant to the Management Services Agreement, and to adjust the fee thereunder, reflecting the aforementioned employee transfer and related change in the scope of services provided under the Management Services Agreement. The amended Management Services Agreement provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, effective January 1, 2013, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement.

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

In January 2011, a special committee of the Board of Directors of the Company approved a management and services fee to be paid to SP Corporate in the amount of $1.95 million for services performed in 2010. Such amount was paid in 2011. Also, for services performed by SP Corporate in 2011, the Company incurred a management and services fee of $1.74 million. In connection with the approval of the management and services fee, in March 2011, the special committee of the Board also approved a sub-lease of office space from an affiliate of SPLP for an estimated aggregate occupancy charge of approximately $0.4 million per year. The 2011 management services fee was paid as consideration for management and advisory services with respect to operations, strategic planning, finance and accounting, acquisition and divestiture activities and other aspects of the Company's businesses, as well as Glen Kassan's services as Chief Executive Officer, John Quicke's services as a Vice President and other assistance from affiliates of SPLP.

In 2011, the Company provided certain accounting services to SPLP. The Company billed SPLP $1.3 million on account of services provided in 2011.

In connection with the Investment Agreement discussed in Note 10 - "Investments," ModusLink agreed to reimburse SPLP's reasonably documented out-of-pocket expenses associated with the agreement up to a maximum of $0.2 million, which was principally paid by and reimbursed to the Company.

Note 21 – Reportable Segments

HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. For a more complete description of the Company's segments, see "Item 1 - Business - Products and Product Mix."

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measure of segment profitability reviewed by the Company's management.

The following tables present information about the Company's reportable segments for the years ended December 31, 2013, 2012 and 2011:

Page | 79

Income Statement Data	Year Ended
(in thousands)	December 31,
	2013	2012	2011
Net sales:
Joining Materials	$195,187	$174,621	$190,607
Tubing	91,002	80,849	76,676
Building Materials	226,806	189,106	178,948
Arlon	84,060	80,815	81,282
Kasco	58,169	54,137	52,251
Total net sales	$655,224	$579,528	$579,764

Segment operating income:
Joining Materials (a)	$16,624	$23,942	$24,747
Tubing	17,434	14,258	13,958
Building Materials	27,789	22,172	19,883
Arlon (b)	10,769	11,594	8,348
Kasco	4,496	4,431	4,227
Total segment operating income	77,112	76,397	71,163
Unallocated corporate expenses and non-operating units	(20,895)	(23,387)	(19,318)
Unallocated pension expense	(5,342)	(3,313)	(6,357)
Gain from asset dispositions	75	93	50
Operating income	50,950	49,790	45,538
Interest expense	(13,705)	(16,719)	(16,268)
Realized and unrealized gain on derivatives	1,195	2,582	418
Other expense	(291)	(439)	(1,360)
Income from continuing operations before tax and equity investment	$38,149	$35,214	$28,328

a)
The results for the Joining Materials segment for 2012 and 2011 include gains of $0.6 million and $1.9 million, respectively, resulting from the liquidation of precious metal inventory valued at LIFO cost. No similar gain was recorded in 2013 due to an increase in ending inventory quantities.

b)	Segment operating income of the Arlon segment for 2011 includes an asset impairment charge of $0.7 million to write-down vacant land located in Rancho Cucamonga, California to fair value.

Page | 80

(in thousands)	2013	2012	2011
Capital Expenditures
Joining Materials	$3,135	$2,951	$1,574
Tubing	3,679	5,157	2,882
Building Materials	3,424	4,776	1,049
Arlon	4,482	5,113	5,055
Kasco	1,339	2,236	1,422
Corporate and other	167	62	64
	$16,226	$20,295	$12,046

(in thousands)	2013	2012	2011
Depreciation and Amortization
Joining Materials	$2,682	$1,110	$1,373
Tubing	2,399	2,250	2,201
Building Materials	4,600	4,132	4,049
Arlon	4,211	3,828	4,041
Kasco	2,095	1,920	2,199
Corporate and other	151	103	285
	$16,138	$13,343	$14,148

(in thousands)	2013	2012
Total Assets
Joining Materials	$108,621	$53,088
Tubing	37,550	36,096
Building Materials	134,320	121,392
Arlon	71,046	66,255
Kasco	23,612	25,215
Corporate and other	133,923	178,204
Discontinued operations	651	32,111
	$509,723	$512,361

The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets in 2013 and 2012 consist of property, plant and equipment, plus approximately $9.4 million and $8.2 million, respectively, of land and buildings from previously operating businesses, and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets on the consolidated balance sheets. Neither net sales nor long-lived assets from any single foreign country was material to the consolidated financial statements of the Company.

Page | 81

Geographic Information

(in thousands)	Net Sales
	2013	2012	2011
United States	$590,479	$512,470	$505,583
Foreign	64,745	67,058	74,181
	$655,224	$579,528	$579,764

(in thousands)	Long-Lived Assets
	2013	2012
United States	$77,065	$66,537
Foreign	23,225	23,150
	$100,290	$89,687

Some of the Company's raw materials are available from a limited number of suppliers. Several raw materials used in Arlon's products are purchased from chemical companies, and their production is proprietary in nature. Other raw materials are purchased from a single approved vendor on a "sole source" basis. There can be no assurance that the production of these raw materials will be readily available. Although alternative sources could be developed in the future if necessary, the qualification procedure can take several months or longer and could therefore interrupt the production of our products and services if the primary raw material source became unexpectedly unavailable, which may result in increased cost or lost sales in future periods.

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

Page | 82

HANDY & HARMAN LTD. (PARENT ONLY)
Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,853	$735
Deferred income tax assets - current	4,062	8,231
Prepaid and other current assets	92	105
Total current assets	6,007	9,071
Notes receivable from Bairnco	4,627	4,627
Investment in associated company	33,983	17,229
Deferred income tax assets	64,088	102,221
Investments in and advances to subsidiaries, net	278,730	226,878
Total assets	$387,435	$360,026
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$61	$99
Accrued liabilities	718	648
Total current liabilities	779	747
Accrued interest - Handy & Harman	12,193	12,193
Notes payable to Handy & Harman	98,188	80,083
Accrued pension liability	142,403	215,075
Total liabilities	253,563	308,098
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares;
issued 13,444 and 13,140 shares, respectively	134	131
Accumulated other comprehensive loss	(181,931)	(226,168)
Additional paid-in capital	565,441	559,970
Treasury stock, at cost - 458 and 0 shares, respectively	(9,796)	—
Accumulated deficit	(239,976)	(282,005)
Total stockholders' equity	133,872	51,928
Liabilities and stockholders' equity	$387,435	$360,026

Page | 83

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Income and Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Equity in income of subsidiaries, net of tax	$44,275	$35,498	$40,044
Selling, general and administrative expenses	(7,790)	(7,720)	(5,883)
Pension expense	(5,206)	(3,195)	(6,316)
Other:
Interest expense - Handy & Handy notes payable	—	(4,087)	(2,889)
Interest income - Bairnco notes receivable	—	560	491
Other income (expense)	—	15	(3)
Income before tax and equity investment	31,279	21,071	25,444
Tax benefit	4,744	5,410	113,331
Gain from associated company, net of tax	6,006	—	—
Net income	42,029	26,481	138,775
Other comprehensive income (loss), net of tax:
Changes in pension liability and post-retirement benefit obligations	68,328	(43,702)	(82,805)
Tax effect of changes in pension liability and post-retirement benefit obligations	(25,653)	14,455	27,211
Change in market value of securities	7,113	(14,948)	7,835
Tax effect of change in market value of securities	(3,041)	6,054	(3,014)
Foreign currency translation adjustments	(2,510)	362	(1,751)
Other comprehensive income (loss)	44,237	(37,779)	(52,524)
Comprehensive income (loss)	$86,266	$(11,298)	$86,251

Page | 84

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$42,029	$26,481	$138,775
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in income of subsidiaries, net of tax	(44,275)	(35,498)	(40,044)
Payment in kind interest expense - Handy & Harman	—	4,087	2,889
Payment in kind interest income - Bairnco	—	(560)	(491)
Non-cash stock-based compensation	4,860	4,476	2,837
Non-cash gain from associated company	(6,006)	—	—
Deferred income taxes	(5,945)	(5,410)	(113,490)
Change in operating assets and liabilities:
Advances from affiliates	—	—	(424)
Pension payments - WHX Pension Plan	(13,106)	(15,919)	(15,235)
Pension expense	5,206	3,195	6,316
Other current assets and liabilities	45	(1,047)	(1,330)
Net cash used in operating activities	(17,192)	(20,195)	(20,197)
Cash flows from investing activities:
Investments in marketable securities	—	(6,321)	(18,021)
Dividends from subsidiaries	10,000	6,321	18,021
Net cash provided by investing activities	10,000	—	—
Cash flows from financing activities:
Notes payable - Handy & Harman	18,106	19,419	18,735
Purchases of treasury stock	(9,796)	—	—
Net cash provided by financing activities	8,310	19,419	18,735
Net change for the year	1,118	(776)	(1,462)
Cash and cash equivalents at beginning of year	735	1,511	2,973
Cash and cash equivalents at end of year	$1,853	$735	$1,511

Page | 85

Note 23 – Unaudited Quarterly Results

Unaudited quarterly financial results during the years ended December 31, 2013 and 2012 were as follows:

(in thousands, except per share amounts)	Fiscal 2013 Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
Net sales	$148,957	$182,084	$171,874	$152,309
Operating income	$11,201	$17,964	$16,249	$5,536
Income from continuing operations before tax and equity investment	$2,180	$17,687	$14,004	$4,278
Net income (loss) from discontinued operations	$9,541	$1,661	$2,904	$(204)
Net income	$8,017	$11,872	$9,643	$12,497
Comprehensive income	$11,431	$12,691	$7,694	$54,450
Basic and diluted income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.11)	$0.76	$0.51	$0.96
Discontinued operations, net of tax, per share	$0.72	$0.12	$0.22	$(0.01)
Net income per share	$0.61	$0.88	$0.73	$0.95

(in thousands, except per share amounts)	Fiscal 2012 Quarter Ended (Unaudited)
	March 31,	June 30,	September 30,	December 31,
Net sales	$144,386	$164,430	$144,628	$126,084
Operating income	$10,482	$19,397	$12,855	$7,056
Income from continuing operations before tax and equity investment	$7,519	$16,546	$7,331	$3,818
Net income from discontinued operations	$585	$1,230	$1,205	$1,312
Net income	$5,096	$10,952	$5,930	$4,503
Comprehensive income (loss)	$4,945	$1,617	$9,551	$(27,411)
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.35	$0.74	$0.36	$0.24
Discontinued operations, net of tax, per share	$0.05	$0.09	$0.09	$0.10
Net income per share	$0.40	$0.83	$0.45	$0.34

Other comprehensive income (loss) of $41.8 million and $(29.2) million, net of tax, were recorded in the fourth quarter of 2013 and 2012, respectively, principally from unrealized actuarial gains (losses) associated with the Company's defined benefit pension plans.

Page | 86

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 12, 2013, the Company, following a competitive bidding process, notified Grant Thornton LLP ("GT") that it was dismissing GT as its independent registered public accounting firm effective immediately. The Audit Committee of the Board of Directors of HNH approved the dismissal.

The reports of GT on the financial statements of HNH for the years ended December 31, 2012 and 2011 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

During the fiscal years ended December 31, 2012 and 2011 and through September 12, 2013, there were no:

(i) disagreements with GT on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GT, would have caused them to make reference to the subject matter of the disagreement(s) in connection with its reports on the financial statements for such years; or
(ii) "reportable events" (as defined in Item 304(a)(1)(v) of Regulation S-K).

On September 12, 2013, the Company also engaged BDO USA LLP ("BDO") as its independent registered public accountant effective immediately. The engagement was approved by the Audit Committee of the Board of Directors of HNH, and was made after a competitive bidding process and evaluation. During the Company's two most recent fiscal years and the subsequent interim period through September 12, 2013, HNH did not consult BDO with respect to any of the matters or events listed in Regulation S-K Item 304(a)(2).

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2013 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2013 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

BDO USA LLP, the independent registered public accounting firm who audited the Company's consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, which is included herein.

Changes in Internal Control over Financial Reporting

Page | 87

No change in internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Page | 88

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan Information" included in Item 5 of the Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2013.

Page | 89

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Listing of Documents

1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description
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
4.1
Amended and Restated Loan and Security Agreement, dated as of October 15, 2010, by and among H&H Group, certain of its subsidiaries, Wells Fargo, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K filed on March 11, 2011)

4.2
Amendment No. 1, dated May 10, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on May 16, 2011)

4.3
Amendment No. 2, dated August 5, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2011)

4.4
Amendment No. 3, dated September 12, 2011, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2011)

4.5
Amendment No. 4, dated May 23, 2012, to Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012)

Page | 90

4.6
Amendment No. 6 dated as of October 16, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Wells Fargo Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 23, 2012)

4.7
Amended and Restated Loan and Security Agreement, dated September 12, 2011, by and among H&H Group, certain of its subsidiaries, Ableco, L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on November 10, 2011)

4.8
Amendment No. 1 dated May 23, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q filed on August 9, 2012)

4.9
Amendment No. 3 dated as of October 16, 2012, to the Amended and Restated Loan and Security Agreement by and among H&H Group, certain of its subsidiaries, Ableco L.L.C., in its capacity as agent, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 23, 2012)

4.10
Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.3 to Amendment No. 1 to the Company's Annual Report on Form 10-K filed on April 29, 2011)

4.11
Amendment No. 1 dated as of October 16, 2012 to Amended and Restated Indenture, dated as of December 13, 2010, by and among H&H Group, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee and collateral agent. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed on February 28, 2013)

4.12	Form of Common Stock Purchase Warrant. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)
4.13	Form of Restricted Shares Agreement. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2013)
4.14
Credit Agreement, dated as of November 8, 2012, by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed on February 28, 2013)

4.15
First Amendment to Credit Agreement by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders, dated as of April 26, 2013. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 29, 2013)

4.16
Second Amendment to Credit Agreement by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders, dated as of September 13, 2013. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2013)

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation ("WPSC") and Wheeling-Pittsburgh Corporation ("WPC"), the Company and certain affiliates of WPSC, WPC and the Company. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 30, 2001)

**10.2	Supplemental Executive Retirement Plan. (as Amended and Restated as of January 1, 1998) (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed December 27, 2006)
10.3
Agreement by and among the Pension Benefit Guaranty Corporation, WHX Corporation, Wheeling-Pittsburgh Corporation, Wheeling-Pittsburgh Steel Corporation and the United Steel Workers of America, AFL-CIO-CLC, dated as of July 31, 2003. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed December 27, 2006)

10.4
Registration Rights Agreement, dated as of October 15, 2010, by and among the Company, H&H Group, the Steel Trusts, and each other person who becomes a holder thereunder. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)

**10.5	2007 Incentive Stock Plan, as amended. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 28, 2013)
10.6
Settlement Agreement by and among WHX Corporation, Handy & Harman, and Pension Benefit Guaranty Corporation dated December 28, 2006. (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed January 4, 2007)

Page | 91

**10.7
Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 28, 2008. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed March 31, 2009)

**10.8
Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 1, 2009. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.9
Second Amendment to Employment Agreement by and between Handy & Harman and Jeffrey A. Svoboda, effective January 4, 2009. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.10	Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K, filed March 31, 2009)
**10.11
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.12
Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.13
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.14
Management Services Agreement, dated as of January 1, 2012, by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

**10.15
First Amendment to Management Services Agreement by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC, dated as of March 27, 2013. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2013)

10.16
Asset Purchase Agreement, dated as of April 16, 2013, by and among Wolverine Tube, Inc., Wolverine Joining Technologies, LLC, Lucas-Milhaupt Warwick LLC and Handy & Harman Ltd. (incorporated by reference to the Company's Current Report on Form 8-K filed April 18, 2013)

16.1	Letter Regarding Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed September 13, 2012)
*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
*23.2	Consent of Independent Registered Public Accounting Firm-Grant Thornton LLP.
*23.3	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Financial Statements of ModusLink Global Solutions, Inc.

*	Exhibit 101.INS XBRL Instance Document

*	Exhibit 101.SCH XBRL Taxonomy Extension Schema

*	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

*	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

*	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

*	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

* - filed herewith.
** - Management contract, or compensatory plan or arrangement.

Page | 92

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Handy & Harman Ltd.

/s/ Jack L. Howard
Name:	Jack L. Howard
Title:	Executive Chairman

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

By:	/s/ Warren G. Lichtenstein	February 28, 2014
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Jack L. Howard	February 28, 2014
	Jack L. Howard, Executive Chairman and Director	Date
(Principal Executive Officer)

By:	/s/ Glen M. Kassan	February 28, 2014
	Glen M. Kassan, Vice Chairman and Director	Date

By:	/s/ James F. McCabe, Jr.	February 28, 2014
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Patrick A. DeMarco	February 28, 2014
	Patrick A. DeMarco, Director	Date

By:	/s/ Robert Frankfurt	February 28, 2014
	Robert Frankfurt, Director	Date

By:	/s/ John H. McNamara, Jr.	February 28, 2014
	John H. McNamara, Jr., Director	Date

By:	/s/ Garen W. Smith	February 28, 2014
	Garen W. Smith, Director	Date

By:	/s/ Jeffrey A. Svoboda	February 28, 2014
	Jeffrey A. Svoboda, Director	Date

Page | 93