Form 10-Q
period 2014-03-31
HANDY & HARMAN LTD.
filed 2014-05-01
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of April 30, 2014 was 13,130,621.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$9,062	$10,300
Trade and other receivables - net of allowance for doubtful accounts of $2,167 and $1,981, respectively	98,574	77,546
Inventories, net	76,242	65,750
Deferred income tax assets - current	20,483	20,507
Prepaid and other current assets	8,373	9,578
Assets of discontinued operations	613	651
Total current assets	213,347	184,332
Property, plant and equipment at cost, less accumulated depreciation	91,109	91,197
Goodwill	77,511	77,512
Other intangibles, net	47,216	48,336
Investment in associated company	25,369	33,983
Deferred income tax assets	60,968	59,686
Other non-current assets	14,411	14,677
Total assets	$529,931	$509,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$45,893	$34,823
Accrued liabilities	22,123	28,483
Accrued environmental liabilities	2,784	3,213
Short-term debt	521	304
Current portion of long-term debt	13,600	12,818
Deferred income tax liabilities - current	481	433
Liabilities of discontinued operations	22	151
Total current liabilities	85,424	80,225
Long-term debt	161,367	144,069
Accrued pension liability	141,949	143,705
Other post-retirement benefit obligations	2,065	2,065
Other liabilities	5,800	5,787
Total liabilities	396,605	375,851
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,604 and 13,444 shares, respectively	136	134
Accumulated other comprehensive loss	(182,160)	(181,931)
Additional paid-in capital	565,525	565,441
Treasury stock, at cost - 460 and 458 shares, respectively	(9,829)	(9,796)
Accumulated deficit	(240,346)	(239,976)
Total stockholders' equity	133,326	133,872
Total liabilities and stockholders' equity	$529,931	$509,723

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share)	2014	2013
Net sales	$161,847	$148,957
Cost of goods sold	116,447	104,985
Gross profit	45,400	43,972
Selling, general and administrative expenses	34,574	31,499
Pension expense	1,136	1,274
Operating income	9,690	11,199
Other:
Interest expense	1,552	8,446
Realized and unrealized (gain) loss on derivatives	(140)	439
Other expense	50	136
Income from continuing operations before tax and equity investment	8,228	2,178
Tax provision	3,342	867
Loss from associated company, net of tax	5,298	2,837
Loss from continuing operations, net of tax	(412)	(1,526)
Discontinued operations:
Income from discontinued operations, net of tax	—	200
Gain on disposal of assets, net of tax	42	9,341
Net income from discontinued operations	42	9,541
Net (loss) income	$(370)	$8,015
Basic and diluted (loss) income per share of common stock
Loss from continuing operations, net of tax, per share	$(0.03)	$(0.11)
Discontinued operations, net of tax, per share	—	0.72
Net (loss) income per share	$(0.03)	$0.61
Weighted-average number of common shares outstanding	12,995	13,171

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net (loss) income	$(370)	$8,015

Other comprehensive income (loss), net of tax:
Change in market value of securities	—	7,113
Tax effect of change in market value of securities	—	(3,041)
Foreign currency translation adjustments	(229)	(657)
Other comprehensive (loss) income	(229)	3,415

Comprehensive (loss) income	$(599)	$11,430

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

(in thousands)
	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2013	13,444	$134	$(181,931)	$565,441	$(9,796)	$(239,976)	$133,872
Amortization, issuance and forfeitures of restricted stock grants	160	2	—	84	—	—	86
Foreign currency translation adjustments	—	—	(229)	—	—	—	(229)
Purchases of treasury stock	—	—	—	—	(33)	—	(33)
Net loss	—	—	—	—	—	(370)	(370)
Balance, March 31, 2014	13,604	$136	$(182,160)	$565,525	$(9,829)	$(240,346)	$133,326

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from operating activities:
Net (loss) income	$(370)	$8,015
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	4,377	3,934
Non-cash stock-based compensation	1,078	1,190
Non-cash loss from investment in associated company, net of tax	5,298	2,837
Amortization of debt issuance costs	207	253
Loss on early retirement of debt	—	5,662
Accrued interest not paid in cash	—	93
Deferred income taxes	2,112	11,065
Gain from asset dispositions	(23)	(13)
Non-cash (gain) loss from derivatives	(442)	805
Reclassification of net cash settlements on precious metal contracts to investing activities	302	(366)
Discontinued operations:
Net cash used in operating activities	(92)	(307)
Non-cash gain on disposal of assets	(71)	(20,157)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(22,101)	(21,765)
Inventories	(10,540)	(6,510)
Prepaid and other current assets	1,172	(1,738)
Other current liabilities	422	(851)
Other items, net	(2)	(1,104)
Net cash used in operating activities	(18,673)	(18,957)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,253)	(2,712)
Net cash settlements on precious metal contracts	(302)	366
Acquisitions, net of cash acquired	—	271
Proceeds from sale of assets	64	56
Proceeds from sale of discontinued operations	—	32,331
Net cash used in investing activities of discontinued operations	—	(15)
Net cash (used in) provided by investing activities	(3,491)	30,297

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Cash flows from financing activities:
Net revolver borrowings	19,800	22,000
Net borrowings (repayments) on loans - foreign	1,720	(1,142)
Repayments of term loans	(3,205)	(2,236)
Repurchases of Subordinated Notes	—	(36,307)
Deferred finance charges	—	(15)
Net change in overdrafts	2,672	2,822
Purchases of treasury stock	(33)	—
Other financing activities	(9)	(159)
Net cash provided by (used in) financing activities	20,945	(15,037)
Net change for the period	(1,219)	(3,697)
Effect of exchange rate changes on cash and cash equivalents	(19)	(166)
Cash and cash equivalents at beginning of period	10,300	15,301
Cash and cash equivalents at end of period	$9,062	$11,438

Cash paid during the period for:
Interest	$1,537	$2,612
Taxes	$1,784	$1,727

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

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2013. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for the Company's 2015 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

Note 3 – Acquisitions

2013 Acquisitions

Wolverine Joining Technologies, LLC

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, the Company increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59.7 million, reflecting a final working capital adjustment and certain other reductions totaling approximately $0.3 million as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the Company's senior secured credit facility, which was amended in connection with the acquisition.

In connection with the acquisition of Wolverine Joining, the Company incurred employee severance charges totaling approximately $0.4 million associated with the Company's integration activities, which were primarily recorded and paid in 2013.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

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

The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the three months ended March 31, 2014 was approximately $14.0 million and $(0.3) million, respectively, including $1.7 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Joining Materials segment. Pro forma net sales and net (loss) income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Three Months Ended
	March 31,
(in thousands, except per share)	2014	2013
Net sales	$161,847	$168,502
Net (loss) income	$(370)	$8,883
Net (loss) income per share	$(0.03)	$0.67
Weighted-average number of common shares outstanding	12,995	13,171

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. Such information for fiscal 2013 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental pro forma earnings were adjusted to exclude $0.2 million of acquisition-related costs incurred in 2013.

PAM Fastening Technology, Inc.

On November 7, 2013, the Company, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9.2 million, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of accounts receivable, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.5 million, $0.2 million and $5.0 million, respectively. This acquisition provides the Company with an add on product category to its existing fastening system product line. The amount of net sales and operating income of the acquired business included in the consolidated statement of operations for the three months ended March 31, 2014 was approximately $2.7 million and $0.3 million, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the PAM acquisition, the Company has recorded goodwill totaling approximately $3.5 million, which is not expected to be deductible for income tax purposes, as well as deferred tax income tax liabilities associated with the acquired intangible assets of approximately $2.0 million.

Note 4 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries, Inc. ("Continental") business unit for a cash sales price totaling approximately $37.4 million, less transaction fees, reflecting a working capital adjustment of approximately $0.1 million paid in the third quarter of 2013. Proceeds of $3.7 million are currently held in escrow pending resolution of certain indemnification provisions contained in the sales agreement and are included in other receivables on the consolidated balance sheet. Located in the State of Oklahoma, Continental manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment.

Canfield Metal Coating Corporation

In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation ("CMCC") business unit for a cash sales price totaling approximately $9.5 million, less transaction fees, reflecting a final working capital adjustment of approximately $0.5 million. Located in the State of Ohio, CMCC manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was part of the Company's Building Materials segment.

Indiana Tube Mexico

In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers for a cash sales price totaling $3.7 million, less transaction fees. ITM's operations, which were part of the Company's Tubing segment, were discontinued in June 2013.

The assets and liabilities of discontinued operations have been segregated on the accompanying consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	March 31,	December 31,
(in thousands)	2014	2013
Assets of Discontinued Operations:
Prepaid and other current assets	$591	$587
Other non-current assets	22	64
Total	$613	$651

Liabilities of Discontinued Operations	$22	$151

The net income from discontinued operations includes the following:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net sales	$—	$11,181
Operating income	—	278
Interest and other expense	—	9
Income tax expense	—	69
Income from discontinued operations, net of tax	—	200
Gain on disposal of assets	71	20,157
Income tax expense	29	10,816
Gain on disposal of assets, net of tax	42	9,341
Net income from discontinued operations	$42	$9,541

Note 5 – Inventories

Inventories, net at March 31, 2014 and December 31, 2013 were comprised of:

	March 31,	December 31,
(in thousands)	2014	2013
Finished products	$22,982	$21,887
In-process	12,582	9,840
Raw materials	17,067	15,246
Fine and fabricated precious metals in various stages of completion	24,784	19,802
	77,415	66,775
LIFO reserve	(1,173)	(1,025)
Total	$76,242	$65,750

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2014, H&H's customer metal consisted of 153,024 ounces of silver, 528 ounces of gold and 1,280 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
(in thousands, except per ounce)	2014	2013
Precious metals stated at LIFO cost	$9,198	$5,090
Precious metals stated under non-LIFO cost methods, primarily at fair value	$14,413	$13,687
Market value per ounce:
Silver	$19.77	$19.49
Gold	$1,294.75	$1,201.50
Palladium	$771.00	$711.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2014 were as follows (in thousands):

Segment	Balance at January 1, 2014	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at March 31, 2014	Accumulated Impairment Losses
Joining Materials	$16,275	$(1)	$—	$—	$16,274	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,044	—	—	—	50,044	—
Arlon	9,298	—	—	—	9,298	(1,140)
Total	$77,512	$(1)	$—	$—	$77,511	$(1,140)

Other intangible assets as of March 31, 2014 and December 31, 2013 consisted of:

(in thousands)	March 31, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$52,565	$(17,114)	$35,451	$52,565	$(16,259)	$36,306
Trademarks, trade names and brand names	10,231	(2,264)	7,967	10,231	(2,116)	8,115
Patents and patent applications	5,160	(1,964)	3,196	5,103	(1,870)	3,233
Non-compete agreements	906	(846)	60	906	(839)	67
Other	1,804	(1,262)	542	1,808	(1,193)	615
Total	$70,666	$(23,450)	$47,216	$70,613	$(22,277)	$48,336

These balances are subject to adjustment during the finalization of the purchase price allocation for the PAM acquisition.

Amortization expense totaled $1.2 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. The increase in intangible assets and related amortization expense during the three months ended March 31, 2014 was principally due to the Company's acquisitions of Wolverine Joining and PAM discussed in Note 3 - "Acquisitions."

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment decreased from $34.0 million at December 31, 2013 to $25.4 million at March 31, 2014 due entirely to changes in the share price of ModusLink's common stock.

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

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Mr. Lichtenstein was also designated Chairman of the Board of ModusLink. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of March 31, 2014, SPLP and HNH own approximately 15.6% and 11.5% of ModusLink's common stock, respectively, for an aggregate ownership of 27.1%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.6% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of

ModusLink. The Company's investment in ModusLink became subject to the equity method of accounting as of March 12, 2013. HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of ModusLink in its consolidated financial statements. As a result, the Company now carries its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income (loss).

HNH had historically accounted for its investment in ModusLink as an available-for-sale security in non-current assets on the consolidated balance sheet. The unrealized loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also in the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income (loss). On March 12, 2013, the accumulated unrealized loss of $4.3 million related to ModusLink that was recorded in accumulated other comprehensive loss, net of a tax benefit of $1.9 million, was reclassified to earnings. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated statement of operations.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended January 31, 2014, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	January 31,	July 31,
(in thousands)	2014	2013
Current assets	$300,418	$291,086
Non-current assets	$46,633	$52,610
Current liabilities	$177,497	$176,431
Non-current liabilities	$9,516	$10,360
Stockholders' equity	$160,038	$156,905

	Three Months Ended
	January 31,
(in thousands)	2014	2013
Net revenue	$194,011	$203,436
Gross profit	$22,580	$20,278
Income (loss) from continuing operations	$1,063	$(12,417)
Net income (loss)	$1,064	$(12,550)

Note 8 – Debt

Debt at March 31, 2014 and December 31, 2013 was as follows:

(in thousands)	March 31,	December 31,
	2014	2013
Short-term debt
Foreign	$521	$304
Long-term debt
Senior Term Loan	112,875	116,000
Revolving Facility	50,750	30,950
Other H&H debt - domestic	8,199	8,279
Foreign loan facilities	3,143	1,658
Sub total	174,967	156,887
Less portion due within one year	13,600	12,818
Total long-term debt	161,367	144,069
Total debt	$175,488	$157,191

Senior Credit Facility

H&H Group has entered into a senior secured credit facility, as amended, consisting of a revolving credit facility ("Revolving Facility") in an aggregate principal amount not to exceed $160.0 million and a term loan ("Senior Term Loan") (collectively, "Senior Credit Facility"). The Revolving Facility provides for a commitment fee to be paid on unused borrowings, and usage under the Revolving Facility is governed by a defined Borrowing Base. The Senior Term Loan requires quarterly principal payments of $3.1 million, $3.9 million, $3.9 million and $3.9 million in 2014, 2015, 2016 and 2017, respectively.

The Senior Credit Facility will expire, with remaining outstanding balances due and payable, on November 8, 2017. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.75% and 1.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2014). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The weighted-average interest rates on the Senior Term Loan and Revolving Facility were 2.98% and 3.42%, respectively, at March 31, 2014, and the Company was in compliance with all debt covenants at March 31, 2014.

In connection with lending requirements under the Senior Credit Facility, H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56.4 million notional amount of debt, with the notional amount decreasing by $1.1 million, $1.8 million and $2.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016. In connection with the amendments made to the Senior Credit Facility in connection with the Wolverine Joining acquisition, H&H Group entered into a second interest rate swap agreement in June 2013, also to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company receives one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5.0 million notional amount of debt, with the notional amount decreasing by $0.1 million, $0.2 million and $0.2 million per quarter in 2013, 2014 and 2015, respectively. The agreement expires in February 2016.

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

As of March 31, 2014, the Company had the following outstanding futures contracts with settlement dates ranging from May to June 2014. There were no forward contracts outstanding at March 31, 2014.

			Notional Value
Commodity	Amount		($ in millions)
Silver	835,000	ounces	$16.5
Gold	900	ounces	$1.2
Copper	350,000	pounds	$1.1
Tin	45	metric tons	$1.0

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 600,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities and the change in the fair value of the underlying hedged inventory are recognized in the consolidated statement of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding futures contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated statement of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

Debt Agreements

In connection with its Senior Credit Facility, H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 8 - "Debt" for further discussion of the terms of these arrangements. These derivatives are not designated as accounting hedges under U.S. GAAP; they are accounted for as derivatives with no hedge designation. The Company records the expense (or gain) both from the mark-to-market adjustments and net settlements in interest expense in the consolidated statement of operations as the hedges are intended to offset interest rate movements.

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

Effect of Derivative Instruments in the Consolidated Statements of Operations - Income/(Expense)

(in thousands)		Three Months Ended
		March 31,
Derivative	Statement of Operations Line	2014	2013
Commodity contracts	Cost of goods sold	$(126)	$—
	Total derivatives designated as hedging instruments	$(126)	$—
Commodity contracts	Cost of goods sold	$(21)	$—
Commodity contracts	Realized and unrealized gain on derivatives	140	354
Interest rate swap agreements	Interest expense	(45)	(277)
Derivative features of Subordinated Notes	Realized and unrealized loss on derivatives	—	(793)
	Total derivatives not designated as hedging instruments	$74	$(716)
	Total derivatives	$(52)	$(716)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2014	2013
Commodity contracts	Prepaid and other current assets	$1,348	$1,778
	Total derivatives designated as hedging instruments	$1,348	$1,778
Commodity contracts	Prepaid and other current assets/(Accrued liabilities)	$292	$(158)
Interest rate swap agreements	Other liabilities	(198)	(214)
	Total derivatives not designated as hedging instruments	$94	$(372)
	Total derivatives	$1,442	$1,406

Note 10 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plans for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Interest cost	$5,288	$4,644
Expected return on plan assets	(6,067)	(5,983)
Amortization of prior service cost	—	8
Amortization of actuarial loss	1,915	2,605
Total	$1,136	$1,274

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $21.2 million for the remainder of 2014, $21.4 million, $16.8 million, $15.5 million, $13.7 million, and $27.2 million in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Required future contributions are determined based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.5 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

Note 11 – Stockholders' Equity

Common Stock Repurchase Program

On March 24, 2014, the Company's Board of Directors approved the repurchase of up to an aggregate of $10.0 million of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2014 unless extended or shortened by the Board of Directors. As of March 31, 2014, the Company has repurchased 1,500 shares under the 2014 repurchase program.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Change in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2013	$(29)	$(181,902)	$(181,931)
Current period loss	(229)	—	(229)
Balance at March 31, 2014	$(258)	$(181,902)	$(182,160)

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2014, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 219,483 shares of restricted stock under the 2007 Incentive Stock Plan, as amended (“2007 Plan”), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2014 vest in approximately equal annual installments over a three year period from the grant date. The restricted stock grants to the Company's non-employee directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet any applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the three months ended March 31, 2014, 48,011 shares were foregone by employees in connection with income tax withholding obligations.

Restricted stock activity under the Company's 2007 Plan was as follows for the three months ended March 31, 2014:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2014	645,411	620,000	1,265,411
Granted	54,483	165,000	219,483
Forfeited	(11,199)	—	(11,199)
Reduced for income tax obligations	(48,011)	—	(48,011)
Balance, March 31, 2014	640,684	785,000	1,425,684

Vested	398,297	620,000	1,018,297
Non-vested	242,387	165,000	407,387

The Company has recognized compensation expense related to restricted shares of $1.1 million and $1.2 million for the three months ended March 31, 2014 and 2013, respectively. Unearned compensation expense related to restricted shares at March 31, 2014 is $6.8 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended March 31, 2014 and 2013, tax provisions from continuing operations of $3.3 million and $0.9 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2014 and 2013 were 40.6% and 39.8%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended March 31,
(in thousands, except per share)	2014	2013
Loss from continuing operations, net of tax	$(412)	$(1,526)
Weighted-average number of common shares outstanding	12,995	13,171
Loss from continuing operations, net of tax, per share	$(0.03)	$(0.11)
Net income from discontinued operations	$42	$9,541
Weighted-average number of common shares outstanding	12,995	13,171
Discontinued operations, net of tax, per share	$—	$0.72
Net (loss) income	$(370)	$8,015
Weighted-average number of common shares outstanding	12,995	13,171
Net (loss) income per share	$(0.03)	$0.61

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three months ended March 31, 2014 and 2013, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of March 31, 2014, stock options for an aggregate of 41,700 shares are excluded from the calculations above.

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

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 9 - "Derivative Instruments") are reported at fair value. Fair value of these inventories is based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreements associated with its Senior Credit Facility are considered Level 2 measurements as the inputs are observable at commonly quoted intervals.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	Asset (Liability) as of March 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$25,369	$25,369	$—	$—
Precious metal and commodity inventories recorded at fair value	$15,252	$15,252	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,640	$1,640	$—	$—
Interest rate swap agreements	$(198)	$—	$(198)	$—

	Asset (Liability) as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Investment in associated company	$33,983	$33,983	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,766	$14,766	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,620	$1,620	$—	$—
Interest rate swap agreements	$(214)	$—	$(214)	$—

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $9.3 million as of March 31, 2014, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain subsidiaries of H&H Group have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $2.8 million accrued related to estimated environmental remediation costs as of March 31, 2014. In addition, the Company has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. Based upon information currently available, the H&H Group subsidiaries do not expect that their respective environmental costs, including the incurrence of additional fines and penalties, if any, will have a material adverse effect on them or that the resolution of these environmental matters will have a material adverse effect on the financial position, results of operations or cash flows of such subsidiaries or the Company, but there can be no such assurances. The Company anticipates that the H&H Group subsidiaries will pay any such amounts out of their respective working capital, although there is no assurance that they will have sufficient funds to pay them. In the event that the H&H Group subsidiaries are unable to fund their liabilities, claims could be made against their respective parent companies, including H&H Group and/or HNH, for payment of such liabilities.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of March 31, 2014, over and above the $1.0 million, total investigation and remediation costs of approximately $3.9 million and $1.3 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

In August 2006, H&H received a notice letter from the United States Environmental Protection Agency ("EPA") formally naming H&H as a PRP at a superfund site in Massachusetts ("Superfund Site"). H&H is part of a group of thirteen other PRPs ("PRP Group") that work cooperatively regarding remediation of the Superfund Site. On June 13, 2008, H&H executed a participation agreement, consent decree and settlement trust that all of the other PRPs have signed as well. The PRP Group has both chemical and radiological PRPs. H&H is a chemical PRP, not a radiological PRP. The remediation of radiological contamination at the Superfund Site, under the direction of the Department of Energy, has been completed and a final status survey was submitted to the EPA in August 2012 and subsequently approved. The PRP Group mobilized onto the site in June 2013 and performed its required cleanup obligations between June 2013 and December 2013, at which time the PRP Group demobilized from the site. Estimates for the final remediation costs were calculated, and H&H's total assessed share for the remaining remediation was $2.2 million, which was paid in August 2013. The Company's financial guarantee for this matter was removed following payment receipt. There is still a possibility that an additional, maximum assessment of approximately $0.2 million may be required for the Massachusetts Department of Environmental Protection ("MADEP") and EPA oversight costs, which are currently being negotiated by the PRP Group. There can be no assurance that final resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

HHEM is continuing to comply with a 1987 consent order from the MADEP to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant met with the MADEP on July 29, 2013 to resolve any differences identified in the Notice. As a result of that meeting and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. Once the additional work is completed and assessed, HHEM will submit a follow-up response letter to the MADEP by June 30, 2014. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of March 31, 2014, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 55.0% of issued shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive

Officer and present Vice Chairman, Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

The Company was indebted to SPLP under H&H Group's Subordinated Notes until March 26, 2013, when it delivered an irrevocable notice of H&H Group's election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 8 - "Debt." In connection with this redemption, SPLP received proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of notes held by SPLP.

The Company has entered into a Management Services Agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement. During the three months ended March 31, 2014 and 2013, the Company also reimbursed SP Corporate and its affiliates approximately $0.1 million and $0.1 million, respectively, for business expenses incurred on our behalf pursuant to the Management Services Agreement.

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

In connection with the Investment Agreement discussed in Note 7 - "Investments," ModusLink agreed to reimburse SPLP's reasonably documented out-of-pocket expenses associated with the agreement up to a maximum of $0.2 million, which was principally paid by and reimbursed to the Company during the first quarter of 2013.

Note 18 – Reportable Segments

HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Arlon Electronic Materials and Kasco Blades and Route Repair Services. For a more complete description of the Company's segments, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company."

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

The following table presents information about the Company's reportable segments for the three months ended March 31, 2014 and 2013:

Statement of Operations Data	Three Months Ended
(in thousands)	March 31,
	2014	2013
Net sales:
Joining Materials	$51,713	$44,530
Tubing	20,706	22,014
Building Materials	48,531	46,639
Arlon	26,360	21,305
Kasco	14,537	14,469
Total net sales	$161,847	$148,957

Segment operating income:
Joining Materials	$5,378	$5,747
Tubing	3,068	3,752
Building Materials	3,010	4,068
Arlon	4,368	3,091
Kasco	726	1,291
Total segment operating income	16,550	17,949
Unallocated corporate expenses and non-operating units	(5,747)	(5,489)
Unallocated pension expense	(1,136)	(1,274)
Gain from asset dispositions	23	13
Operating income	9,690	11,199
Interest expense	(1,552)	(8,446)
Realized and unrealized gain (loss) on derivatives	140	(439)
Other expense	(50)	(136)
Income from continuing operations before tax and equity investment	$8,228	$2,178

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

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. The results of the Building Materials segment include the operations of PAM Fastening Technology, Inc. ("PAM") from its acquisition on November 7, 2013.

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

Discontinued Operations

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries, Inc. business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment. In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation business unit, which manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was also part of the Company's Building Materials segment. In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers. ITM's operations were part of the Company's Tubing segment. The results of these business units have been classified as discontinued operations in the Company's consolidated financial statements and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and 2013

The Company's consolidated operating results for the three months ended March 31, 2014 and 2013 are summarized in the following table:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net sales	$161,847	$148,957
Gross profit	45,400	43,972
Gross profit margin	28.1%	29.5%
Selling, general and administrative expenses	34,574	31,499
Pension expense	1,136	1,274
Operating income	9,690	11,199
Other:
Interest expense	1,552	8,446
Realized and unrealized (gain) loss on derivatives	(140)	439
Other expense	50	136
Income from continuing operations before tax and equity investment	8,228	2,178
Tax provision	3,342	867
Loss from associated company, net of tax	5,298	2,837
Loss from continuing operations, net of tax	$(412)	$(1,526)

Net Sales

Net sales for the three months ended March 31, 2014 increased by $12.9 million, or 8.7%, to $161.8 million, as compared to $149.0 million for the same period in 2013. The change in net sales reflects approximately $15.0 million in incremental sales associated with our recent acquisitions and a net increase from core growth of approximately $6.7 million, which were partially offset by a reduction of approximately $8.8 million in net sales due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM provided incremental net sales of approximately $12.3 million and $2.7 million, respectively, during the three months ended March 31, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $6.7 million on higher volumes from the Arlon and Joining Materials segments, which were partially offset by lower sales volume from the Tubing segment. The impact of lower average precious metal prices was approximately $8.8 million, principally due to silver. The average silver market price was approximately $20.46 per troy ounce in the first quarter of 2014, as compared to $29.91 per troy ounce in the same period in 2013.

Gross Profit

Gross profit for the three months ended March 31, 2014 increased to $45.4 million, as compared to $44.0 million for the same period in 2013, and as a percentage of net sales, decreased to 28.1%, as compared to 29.5% in the first quarter last year. The change in gross profit reflects approximately $1.9 million in incremental gross profit associated with our recent acquisitions and a net increase from core growth of approximately $0.6 million, which were partially offset by a reduction of approximately $1.0 million in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM provided incremental gross profit of approximately $0.7 million and $1.2 million, respectively, during the first quarter of 2014. Higher sales volume in the Arlon segment lead to the increase in gross profit from our core business. The gross profit margin decrease of 1.4% was principally due to reduced profit generated on the material portion of our products in the Joining Materials segment, due primarily to lower average precious metal prices, and unfavorable production variances in the Tubing segment due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2014 were $34.6 million, or 21.4% of net sales, as compared to $31.5 million, or 21.1% of net sales, for the same period a year ago. The higher SG&A in the first quarter of 2014 includes approximately $1.6 million in total, incremental expenses from the Wolverine Joining and PAM acquisitions, as well as an increase of approximately $1.5 million from our core business, primarily due to increases in selling and personnel costs in the Building Materials and Kasco segments during the three months ended March 31, 2014. The lower average precious metal prices discussed above also had a negative impact on SG&A of approximately 1.1% as a percentage of net sales, as compared to the prior year.

Pension Expense

Non-cash pension expense was $1.1 million for the three months ended March 31, 2014, which was $0.1 million lower than the three months ended March 31, 2013. We currently expect non-cash pension expense to be approximately $4.5 million in 2014, as compared to $5.3 million in 2013, due to an increase in the discount rate utilized to determine net periodic pension costs, based on rising interest rates, as well as strong returns on pension plan assets during 2013.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $1.6 million, as compared to $8.4 million for the same period of 2013. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the Company's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The Company's average interest rate was also lower in the three months ended March 31, 2014, principally due to the Company's redemption of the Subordinated Notes.

Realized and Unrealized Gain (Loss) on Derivatives

Realized and unrealized gains (losses) on derivatives for the three months ended March 31, 2014 and 2013 were as follows:

(in thousands)	Three Months Ended
	March 31,
Derivative	2014	2013
Commodity contracts (economic hedges)	$140	$354
Derivative features of Subordinated Notes	—	(793)
Total realized and unrealized gain (loss) on derivatives	$140	$(439)

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

Tax Provision

For the three months ended March 31, 2014 and 2013, tax provisions from continuing operations of $3.3 million and $0.9 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2014 and 2013 were 40.6% and 39.8%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income.

Loss from Associated Company

As described in Note 7 - "Investments" to its consolidated financial statements included in "Item 1 - Financial Statements (unaudited)," the Company concluded that it gained significant influence over the operating and financial policies of ModusLink Global Solutions, Inc. ("ModusLink") during the first quarter of 2013. The $2.8 million loss from associated company, net of tax, for the three months ended March 31, 2013 is primarily the result of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings. HNH has elected the option to value its investment in ModusLink using fair value in order to more appropriately reflect the value of the investment in its consolidated financial statements, and the loss recorded during the three months ended March 31, 2014 is due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three months ended March 31, 2014 and 2013 are shown in the following table:

	Three Months Ended March 31,
			%
(in thousands)	2014	2013	Change
Net sales:
Joining Materials	$51,713	$44,530	16.1%
Tubing	20,706	22,014	(5.9)%
Building Materials	48,531	46,639	4.1%
Arlon	26,360	21,305	23.7%
Kasco	14,537	14,469	0.5%
Total net sales	$161,847	$148,957	8.7%
Segment operating income:
Joining Materials	$5,378	$5,747	(6.4)%
Tubing	3,068	3,752	(18.2)%
Building Materials	3,010	4,068	(26.0)%
Arlon	4,368	3,091	41.3%
Kasco	726	1,291	(43.8)%
Total segment operating income	$16,550	$17,949	(7.8)%

Joining Materials

For the three months ended March 31, 2014, the Joining Materials segment net sales increased by $7.2 million, or 16.1%, to $51.7 million, as compared to net sales of $44.5 million for the same period in 2013. The change in net sales reflects approximately $12.3 million in incremental sales associated with the acquisition of Wolverine Joining and a net increase from core growth of approximately $3.7 million, which were partially offset by a reduction of approximately $8.8 million in net sales due to lower average precious metal prices, primarily due to a $9.45 per troy ounce decline in the average market price of silver. The core growth of approximately $3.7 million was due to overall higher sales volume, including increased sales for our distributed product and aluminum product lines.

Segment operating income for the first quarter of 2014 decreased by $0.4 million, or 6.4%, to $5.4 million, as compared to $5.7 million for the same period in 2013 as a result of reduced profit generated on the material portion of our products in the

Joining Materials segment, due principally to lower average precious metal prices, as well as due to higher severance and recruitment costs incurred during the first quarter of 2014. The effect of lower average precious metal prices reduced operating income by approximately $1.0 million on a quarter versus prior year's quarter basis.

Tubing

For the three months ended March 31, 2014, the Tubing segment net sales decreased by $1.3 million, or 5.9%, to $20.7 million, as compared to $22.0 million in the first quarter of 2013. The decrease was primarily driven by lower sales volume of our stainless steel tubing products for the chemical processing sector and oil and gas markets served by the Tubing segment, partially offset by increased sales of welded carbon steel tubing for the appliance and heat exchanger markets.

Segment operating income for the first quarter of 2014 decreased by $0.7 million, or 18.2%, to $3.1 million, as compared to $3.8 million in the first quarter of 2013. Gross profit margin was lower during the first quarter, as compared to the same period in 2013, driven by the lower sales volume in the quarter, as compared to the first quarter of 2013.

Building Materials

For the three months ended March 31, 2014, the Building Materials segment net sales increased by $1.9 million, or 4.1%, to $48.5 million, as compared to $46.6 million for the same period in 2013. The acquisition of PAM provided incremental net sales of approximately $2.7 million within the Building Materials segment during the three months ended March 31, 2014, as sales of our other FastenMaster products were relatively flat, as compared to the first quarter of 2013. Sales of roofing products were slightly lower in the first quarter of 2014 due to adverse weather conditions, however, we expect roofing sales to recover as the year progresses.

Segment operating income decreased by $1.1 million, or 26.0%, to $3.0 million for the three months ended March 31, 2014, as compared to $4.1 million for the same period in 2013. Gross profit margin for the three months ended March 31, 2014 was lower as compared to the three months ended March 31, 2013, primarily due to unfavorable production volume and higher international freight costs in the first quarter of 2014. Higher SG&A included higher employee benefit and sales expenses during the current quarter. The acquisition of PAM provided incremental operating income of approximately $0.3 million within the Building Materials segment during the three months ended March 31, 2014.

Arlon

For the three months ended March 31, 2014, the Arlon segment net sales increased by $5.1 million, or 23.7%, to $26.4 million, as compared to $21.3 million for the first quarter of 2013. The increase in net sales resulted primarily from higher demand for printed circuit board materials for use in telecommunications infrastructure in the United States, Asian, and European markets. Higher demand for our thermoset circuit materials and silicon rubber-based insulation materials also contributed to the increase of net sales during the first quarter of 2014.

Segment operating income increased by $1.3 million, or 41.3%, to $4.4 million for the three months ended March 31, 2014, as compared to $3.1 million for the same period in 2013, driven by higher gross profit during the first quarter of 2014, as compared to the first quarter of 2013, primarily due to the higher sales volume.

Kasco

Kasco segment net sales of $14.5 million for the three months ended March 31, 2014 were relatively flat, as compared to the first quarter of 2013, as net sales improvements from its European operations were offset by lower North American route sales, due to adverse weather conditions.

Segment operating income was $0.7 million for the three months ended March 31, 2014, which was $0.6 million lower compared to the same period in 2013. The reduced operating income was driven by lower gross profit margin, primarily due to lower North American route volume, higher benefit costs and increased selling costs due to higher headcount, as compared with the same period of the prior year.

Discussion of Consolidated Cash Flows

Comparison of the Three Months Ended March 31, 2014 and 2013

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(in thousands)	2014	2013
Net cash used in operating activities	$(18,673)	$(18,957)
Net cash (used in) provided by investing activities	(3,491)	30,297
Net cash provided by (used in) financing activities	20,945	(15,037)
Net change for the period	$(1,219)	$(3,697)

Operating Activities

Operating cash flows for the three months ended March 31, 2014 were $0.3 million higher, as compared to the same period in 2013. Trade and other receivables used $22.1 million during the three month period of 2014, as compared to a use of $21.8 million for the same period in 2013. Such usage is due to higher net sales in the first quarter, as compared to the fourth quarter, of the fiscal year due to year-end plant shutdowns. Inventories used $10.5 million during the three month period of 2014, as compared to $6.5 million for the same period in 2013. Other current liabilities provided $0.4 million during the three month period of 2014, as compared to a use of $0.9 million for the same period in 2013, primarily due to timing of vendor payments. Prepaid and other current assets provided $1.2 million during the three months ended March 31, 2014 due primarily to the collection of medical insurance recoveries payable to the Company at December 31, 2013, as well as due to a decline in balances associated with its commodity hedging activities during the first quarter of 2014. Prepaid and other current assets used $1.7 million during the three months ended March 31, 2013, primarily for medical insurance recoveries collected later in 2013.

Investing Activities

Investing activities used $3.5 million of cash for the three months ended March 31, 2014 and provided $30.3 million during the same period in 2013. The 2013 balance includes proceeds from sale of discontinued operations of $32.3 million. Capital spending in the 2014 period was $3.3 million, relatively consistent with $2.7 million in the 2013 period.

Financing Activities

For the three months ended March 31, 2014, the Company's financing activities provided $20.9 million of cash. The Company increased net borrowings on its revolving credit facility by $19.8 million and borrowings on foreign loans increased by $1.7 million, which were partially offset by repayments of $3.2 million on its domestic term loans.

For the three months ended March 31, 2013, the Company's financing activities used $15.0 million of cash. This included $36.3 million used for the repurchase of the Company's Subordinated Notes and $2.2 million for repayments on its domestic term loans, which were partially offset by net borrowings of $22.0 million on its revolving credit facility.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of March 31, 2014, the Company's current assets totaled $213.3 million, its current liabilities totaled $85.4 million and its net working capital was $127.9 million, as compared to net working capital of $104.1 million as of December 31, 2013. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Corporation Pension Plan of $21.2 million for the remainder of 2014, and $21.4 million, $16.8 million, $15.5 million, $13.7 million and $27.2 million in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Such required contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. As of March 31, 2014, H&H Group's availability under its senior revolving credit facility was $36.2 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. The ability of H&H Group to draw on its senior secured revolving credit facility is limited by a borrowing base of accounts receivable and inventory. In addition, the senior secured credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the relevant borrowing base criteria and financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants or satisfy its borrowing base criteria, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of March 31, 2014, H&H's customer metal consisted of 153,024 ounces of silver, 528 ounces of gold and 1,280 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2014, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Commitments and Contingencies," of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

On March 24, 2014, the Company's Board of Directors approved the repurchase of up to an aggregate of $10.0 million of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2014 unless extended or shortened by the Board of Directors.

During the three months ended March 31, 2014, shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of certain shares of restricted stock previously granted to such individuals.

The following table provides information on the shares purchased under the Company's common stock repurchase program and shares foregone for income tax obligations attributable to vesting of restricted stock during the three months ended March 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2014 to January 31, 2014	—	N/A	—	N/A
February 1, 2014 to February 28, 2014	—	N/A	—	N/A
March 1, 2014 to March 31, 2014	49,511	$20.71	1,500	$9,967,055
	49,511		1,500	$9,967,055

Item 6. - Exhibits

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

Exhibit 101.SCH XBRL Taxonomy Extension Schema (1)

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase (1)

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase (1)

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase (1)

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase (1)

(1) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN LTD.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

May 1, 2014