Form 10-Q
period 2014-09-30
HANDY & HARMAN LTD.
filed 2014-10-30
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of October 29, 2014 was 10,780,308.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$30,613	$10,300
Trade and other receivables - net of allowance for doubtful accounts of $2,307 and $1,981, respectively	97,421	77,546
Inventories, net	76,400	65,750
Deferred income tax assets - current	20,553	20,507
Prepaid and other current assets	9,166	9,578
Assets of discontinued operations	641	651
Total current assets	234,794	184,332
Property, plant and equipment at cost, less accumulated depreciation	91,054	91,197
Goodwill	77,564	77,512
Other intangibles, net	44,933	48,336
Investment in associated company	21,329	33,983
Deferred income tax assets	49,331	59,686
Other non-current assets	16,922	14,677
Total assets	$535,927	$509,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$49,031	$34,823
Accrued liabilities	28,311	28,047
Accrued environmental liabilities	1,786	3,213
Short-term debt	629	304
Current portion of long-term debt	352	12,818
Deferred income tax liabilities - current	401	433
Liabilities of discontinued operations	20	151
Total current liabilities	80,530	79,789
Long-term debt	220,272	144,069
Accrued pension liability	128,659	143,705
Other post-retirement benefit obligations	2,506	2,501
Other liabilities	6,452	5,787
Total liabilities	438,419	375,851
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,582 and 13,444 shares, respectively	136	134
Accumulated other comprehensive loss	(183,030)	(181,931)
Additional paid-in capital	568,110	565,441
Treasury stock, at cost - 2,800 and 458 shares, respectively	(70,298)	(9,796)
Accumulated deficit	(217,410)	(239,976)
Total stockholders' equity	97,508	133,872
Total liabilities and stockholders' equity	$535,927	$509,723

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2014	2013	2014	2013
Net sales	$188,701	$171,874	$546,040	$502,915
Cost of goods sold	135,679	121,977	390,513	357,381
Gross profit	53,022	49,897	155,527	145,534
Selling, general and administrative expenses	30,209	32,315	97,497	96,121
Pension expense	620	1,333	2,892	4,001
Operating income	22,193	16,249	55,138	45,412
Other:
Interest expense	2,458	1,880	5,627	11,967
Realized and unrealized (gain) loss on derivatives	(1,320)	351	(854)	(702)
Other expense	—	14	114	279
Income from continuing operations before tax and equity investment	21,055	14,004	50,251	33,868
Tax provision	7,953	5,657	19,944	13,563
Loss from associated company, net of tax	1,242	1,608	7,783	4,883
Income from continuing operations, net of tax	11,860	6,739	22,524	15,422
Discontinued operations:
Loss from discontinued operations, net of tax	—	(244)	—	(835)
Gain on disposal of assets, net of tax	—	3,148	42	14,943
Net income from discontinued operations	—	2,904	42	14,108
Net income	$11,860	$9,643	$22,566	$29,530
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.95	$0.51	$1.75	$1.16
Discontinued operations, net of tax, per share	—	0.22	0.01	1.06
Net income per share	$0.95	$0.73	$1.76	$2.22
Weighted-average number of common shares outstanding	12,469	13,290	12,858	13,298

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net income	$11,860	$9,643	$22,566	$29,530

Other comprehensive income (loss), net of tax:
Change in market value of securities	—	—	—	7,113
Tax effect of change in market value of securities	—	—	—	(3,041)
Changes in pension liability and other post-retirement benefit obligations	—	—	—	1,449
Tax effect of changes in pension liability and other post-retirement benefit obligations	—	—	—	(580)
Foreign currency translation adjustments	(980)	(1,949)	(1,099)	(2,655)
Other comprehensive (loss) income	(980)	(1,949)	(1,099)	2,286

Comprehensive income	$10,880	$7,694	$21,467	$31,816

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2013	13,444	$134	$(181,931)	$565,441	$(9,796)	$(239,976)	$133,872
Amortization, issuance and forfeitures of restricted stock grants	138	2	—	2,669	—	—	2,671
Foreign currency translation adjustments	—	—	(1,099)	—	—	—	(1,099)
Purchases of treasury stock	—	—	—	—	(60,502)	—	(60,502)
Net income	—	—	—	—	—	22,566	22,566
Balance, September 30, 2014	13,582	$136	$(183,030)	$568,110	$(70,298)	$(217,410)	$97,508

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash flows from operating activities:
Net income	$22,566	$29,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,934	11,994
Non-cash stock-based compensation	3,773	3,647
Non-cash loss from investment in associated company, net of tax	7,783	4,883
Amortization of debt issuance costs	1,215	645
Loss on early retirement of debt	—	5,662
Accrued interest not paid in cash	—	93
Deferred income taxes	15,172	20,666
Gain from asset dispositions	(87)	(19)
Non-cash (gain) loss from derivatives	(674)	457
Reclassification of net cash settlements on precious metal contracts to investing activities	(180)	(1,159)
Discontinued operations:
Net cash (used in) provided by operating activities	(121)	1,791
Non-cash gain on disposal of assets	(71)	(27,573)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(24,774)	(19,510)
Inventories	(11,036)	(2,591)
Prepaid and other current assets	336	(2,073)
Other current liabilities	(3,886)	(5,413)
Other items, net	202	(1,063)
Net cash provided by operating activities	23,152	19,967
Cash flows from investing activities:
Additions to property, plant and equipment	(9,773)	(10,620)
Net cash settlements on precious metal contracts	180	1,159
Acquisitions, net of cash acquired	—	(59,475)
Proceeds from sale of assets	183	206
Proceeds from sale of discontinued operations	3,732	45,334
Net cash used in investing activities of discontinued operations	—	(102)
Net cash used in investing activities	(5,678)	(23,498)

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Cash flows from financing activities:
Proceeds from term loans - domestic	40,000	10,000
Proceeds from WHX CS Loan	12,600	—
Repayment of WHX CS Loan	(12,600)	—
Net revolver borrowings	180,050	38,800
Net borrowings (repayments) on loans - foreign	342	(1,834)
Repayments of term loans - domestic	(156,249)	(6,895)
Repurchases of Subordinated Notes	—	(36,307)
Deferred finance charges	(3,230)	(757)
Net change in overdrafts	2,546	4,933
Purchases of treasury stock	(60,502)	(5,010)
Other financing activities	54	(390)
Net cash provided by financing activities	3,011	2,540
Net change for the period	20,485	(991)
Effect of exchange rate changes on cash and cash equivalents	(172)	28
Cash and cash equivalents at beginning of period	10,300	15,301
Cash and cash equivalents at end of period	$30,613	$14,338

Cash paid during the period for:
Interest	$4,671	$7,389
Taxes	$4,246	$5,960

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for the Company's 2015 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going-concern uncertainties in an entity's financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity's ability to continue as a going concern. The ASU is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted.

Note 3 – Acquisitions

2013 Acquisitions

Wolverine Joining Technologies, LLC

On April 16, 2013, the Company and its indirect subsidiary, Lucas-Milhaupt Warwick LLC (together with the Company, "Buyer"), entered into an asset purchase agreement ("Purchase Agreement") with Wolverine Tube, Inc. ("Wolverine") and its subsidiary, Wolverine Joining Technologies, LLC ("Wolverine Joining" and, together with Wolverine, "Seller"), pursuant to which the Buyer agreed to purchase substantially all of the assets of the Seller used in the business of Wolverine Joining, consisting of assets used for the development, manufacturing and sale of brazing, flux and soldering products, and the alloys for electrical, catalyst and other industrial specialties, other than certain leased real property, and to assume certain liabilities related to such business. By acquiring Wolverine Joining, the Company increased its capacity to produce brazing filler metals and fluxes, and broadened its platform for continued global expansion. The purchase price for the acquisition was approximately $59.7 million, reflecting a final working capital adjustment and certain other reductions totaling approximately $0.3 million as provided in the Purchase Agreement. The closing of this transaction occurred on April 26, 2013. Funding of the purchase price for the acquisition was from cash on hand and borrowings under the Company's then existing senior secured credit facility, which was amended in connection with the acquisition.

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

The goodwill of $14.8 million arising from the acquisition consists largely of the synergies expected from combining the operations of the Buyer and Seller. All of the goodwill is assigned to the Company's Joining Materials segment and is expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.6 million and customer relationships of $9.0 million. These intangible assets have been assigned 20-year useful lives based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships Wolverine Joining has with its existing customer base. The valuation of acquired trade names was performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating (loss) income of the acquired business, net of sales volume transferred to or from the acquired business unit as part of the Company's integration activities, included in the consolidated income statement for the nine months ended September 30, 2014 and 2013 were approximately $49.4 million and $(0.3) million, and $30.7 million and $1.0 million, respectively, including $4.7 million and $2.0 million, respectively, of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Joining Materials segment. Pro forma net sales and net income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Nine Months Ended
	September 30,
(in thousands, except per share)	2014	2013
Net sales	$546,040	$528,065
Net income	$22,566	$30,961
Net income per share	$1.76	$2.33
Weighted-average number of common shares outstanding	12,858	13,298

This pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. The information for fiscal 2014 is unchanged from the results reported in the consolidated income statement. The information for fiscal 2013 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental pro forma earnings reflect adjustments to exclude $0.6 million of acquisition-related costs incurred in 2013 and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories.

PAM Fastening Technology, Inc.

On November 7, 2013, the Company, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9.2 million, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of trade receivables, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.5 million, $0.2 million and $5.0 million, respectively. This acquisition provides the Company with an add on product category to its existing fastening system product line. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the three months ended September 30, 2014 was approximately $2.8 million and $(0.1) million, respectively. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the nine months ended September 30, 2014 was approximately $9.1 million and $0.9 million, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the PAM acquisition, the Company has recorded goodwill totaling approximately $3.5 million, which is not expected to be deductible for income tax purposes, as well as deferred income tax liabilities associated with the acquired intangible assets of approximately $2.0 million.

Note 4 – Discontinued Operations

The following businesses are classified as discontinued operations in the accompanying consolidated financial statements.

Continental Industries

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries, Inc. ("Continental") business unit for a cash sales price totaling approximately $37.4 million, less transaction fees, reflecting a working capital adjustment of approximately $0.1 million paid in the third quarter of 2013. Proceeds of $3.7 million were held in escrow as of December 31, 2013 pending resolution of certain indemnification provisions contained in the sales agreement and were included in other receivables on the consolidated balance sheet. This escrow balance was released and received by the Company in July 2014. Continental manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment.

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

Indiana Tube Denmark

In 2008, the Company decided to exit the welded specialty tubing market in Europe and close its Indiana Tube Danmark A/S subsidiary ("ITD"). During 2009, ITD ceased operations and sold or disposed of its inventory and most of its equipment. The Company completed the final liquidation of ITD in July 2013 and recognized $2.6 million in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

The assets and liabilities of discontinued operations have been segregated on the accompanying consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	September 30,	December 31,
(in thousands)	2014	2013
Assets of Discontinued Operations:
Prepaid and other current assets	$641	$587
Other non-current assets	—	64
Total	$641	$651

Liabilities of Discontinued Operations	$20	$151

The net income from discontinued operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net sales	$—	$283	$—	$20,094
Operating loss	—	(384)	—	(1,287)
Interest and other expense	—	—	—	46
Income tax benefit	—	(140)	—	(498)
Loss from discontinued operations, net of tax	—	(244)	—	(835)
Gain on disposal of assets	—	3,492	71	27,573
Income tax expense	—	344	29	12,630
Gain on disposal of assets, net of tax	—	3,148	42	14,943
Net income from discontinued operations	$—	$2,904	$42	$14,108

Note 5 – Inventories

Inventories, net at September 30, 2014 and December 31, 2013 were comprised of:

	September 30,	December 31,
(in thousands)	2014	2013
Finished products	$22,942	$21,887
In-process	13,334	9,840
Raw materials	16,950	15,246
Fine and fabricated precious metals in various stages of completion	23,329	19,802
	76,555	66,775
LIFO reserve	(155)	(1,025)
Total	$76,400	$65,750

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2014, H&H's customer metal consisted of 172,209 ounces of silver, 532 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
(in thousands, except per ounce)	2014	2013
Precious metals stated at LIFO cost	$9,078	$5,090
Precious metals stated under non-LIFO cost methods, primarily at fair value	$14,096	$13,687
Market value per ounce:
Silver	$17.52	$19.49
Gold	$1,213.75	$1,201.50
Palladium	$802.00	$711.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2014 were as follows (in thousands):

Segment	Balance at January 1, 2014	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at September 30, 2014	Accumulated Impairment Losses
Joining Materials	$16,275	$(24)	$—	$—	$16,251	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,044	—	—	76	50,120	—
Arlon	9,298	—	—	—	9,298	(1,140)
Total	$77,512	$(24)	$—	$76	$77,564	$(1,140)

Other intangible assets as of September 30, 2014 and December 31, 2013 consisted of:

(in thousands)	September 30, 2014			December 31, 2013
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$52,477	$(18,817)	$33,660	$52,565	$(16,259)	$36,306
Trademarks, trade names and brand names	10,249	(2,562)	7,687	10,231	(2,116)	8,115
Patents and patent applications	5,300	(2,150)	3,150	5,103	(1,870)	3,233
Non-compete agreements	709	(664)	45	906	(839)	67
Other	1,758	(1,367)	391	1,808	(1,193)	615
Total	$70,493	$(25,560)	$44,933	$70,613	$(22,277)	$48,336

Amortization expense totaled $1.2 million and $1.1 million for the three months ended September 30, 2014 and 2013, respectively, and $3.5 million and $3.0 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in amortization expense during 2014 was principally due to the Company's acquisitions of Wolverine Joining and PAM discussed in Note 3 - "Acquisitions."

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The value of this investment decreased from $34.0 million at December 31, 2013 to $21.3 million at September 30, 2014 due entirely to changes in the share price of ModusLink's common stock.

As of March 11, 2013, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 6,481,185 ModusLink common shares, which represented 14.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). On February 11, 2013, SPLP entered into an agreement ("Investment Agreement") whereby, under certain conditions, it agreed to purchase 7,500,000 shares of ModusLink common stock at a price of $4.00 per share and receive warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. In connection with the Investment Agreement, HNH agreed that for a period of two years following the date of the Investment Agreement, HNH and its affiliates, which include SPLP, ownership may not exceed 30% of ModusLink’s outstanding common stock in the aggregate, except for any acquisitions of common stock in connection with the exercise of the aforementioned 2,000,000 warrants.

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Mr. Lichtenstein was also designated Chairman of the Board of ModusLink. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of September 30, 2014, SPLP and HNH own approximately 15.4% and 11.4% of ModusLink's common stock, respectively, for an aggregate ownership of 26.8%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.4% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of ModusLink. The Company's investment in ModusLink became subject to the equity method of accounting as of March 12, 2013. HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of this investment in its consolidated financial statements. As a result, the Company now carries its ModusLink investment on the consolidated balance sheet at fair value, with unrealized gains and losses on the investment reported in net income or loss.

HNH had historically accounted for its investment in ModusLink as an available-for-sale security in non-current assets on the consolidated balance sheet. The unrealized gain or loss associated with this security was included in accumulated other comprehensive loss on the consolidated balance sheet and also in the consolidated statement of changes in stockholders' equity, net of tax. The change in the unrealized gain or loss was included in other comprehensive income or loss. On March 12, 2013, the accumulated unrealized loss of $2.4 million, net of tax, related to our ModusLink investment that was recorded in accumulated other comprehensive loss was reclassified to earnings. Prior to March 12, 2013, there had been no sales or realized gains or losses from this marketable security, and no impairments, whether other-than-temporary or not, recognized in the consolidated income statement.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended July 31, 2014, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	July 31,	July 31,
(in thousands)	2014	2013
Current assets	$405,768	$291,086
Non-current assets	$45,878	$52,610
Current liabilities	$198,594	$176,431
Non-current liabilities	$81,434	$10,360
Stockholders' equity	$171,618	$156,905

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2014	2013	2014	2013
Net revenue	$164,700	$181,001	$531,985	$557,453
Gross profit	$14,451	$20,093	$52,730	$55,746
Loss from continuing operations	$(8,485)	$(8,835)	$(16,900)	$(29,499)
Net loss	$(8,485)	$(8,841)	$(16,899)	$(29,697)

Note 8 – Debt

Debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
(in thousands)	2014	2013
Short-term debt
Foreign	$629	$304
Long-term debt
Senior term loans	—	116,000
Revolving facilities	211,000	30,950
Other H&H debt - domestic	8,102	8,279
Foreign loan facilities	1,522	1,658
Sub total	220,624	156,887
Less portion due within one year	352	12,818
Total long-term debt	220,272	144,069
Total debt	$221,253	$157,191

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provides for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.50% and 1.50%, respectively, for LIBOR and Base Rate borrowings at September 30, 2014), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 2.70% at September 30, 2014.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at September 30, 2014.

The Company's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $110.0 million and a senior term loan. On August 5, 2014, this agreement was further amended to, among other things, permit a new $40.0 million term loan and permit H&H Group to make a distribution to HNH of up to $80.0 million. The revolving facility provided for a commitment fee to be paid on unused borrowings. Borrowings under the senior credit facility bore interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. On August 29, 2014, all amounts outstanding under this agreement were repaid.

Interest Rate Swap Agreements

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

WHX CS Loan

On June 3, 2014, WHX CS Corp., a wholly-owned subsidiary of the Company, entered into a credit agreement ("WHX CS Loan"), which provided for a term loan facility with borrowing availability of up to a maximum aggregate principal amount of $15.0 million. The amounts outstanding under the WHX CS Loan bore interest at LIBOR plus 1.25%. On August 29, 2014, the WHX CS Loan was terminated and all outstanding amounts thereunder were repaid.

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

Note 9 – Derivative Instruments

Precious Metal and Commodity Inventories

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact H&H's earnings. H&H does not enter into derivatives or other financial instruments for trading or speculative purposes.

As of September 30, 2014, the Company had the following outstanding futures contracts with settlement dates in December 2014. There were no forward contracts outstanding at September 30, 2014.

			Notional Value
Commodity	Amount		($ in millions)
Silver	860,000	ounces	$15.1
Gold	1,200	ounces	$1.5
Copper	300,000	pounds	$0.9
Tin	50	metric tons	$1.0

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 610,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventories, are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges. Fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

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

Debt Agreements

H&H Group has entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 8 - "Debt" for further discussion of the terms of these arrangements. These derivatives are not designated as accounting hedges under U.S. GAAP; they are accounted for as derivatives with no hedge designation. The Company records the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.

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

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Income Statement Line	2014	2013	2014	2013
Commodity contracts	Cost of goods sold	$2,337	$(1,543)	$1,428	$1,083
	Total derivatives designated as hedging instruments	$2,337	$(1,543)	$1,428	$1,083
Commodity contracts	Cost of goods sold	$52	$—	$25	$—
Commodity contracts	Realized and unrealized gain (loss) on derivatives	1,320	(351)	854	1,495
Interest rate swap agreements	Interest expense	9	(161)	(116)	(265)
Derivative features of Subordinated Notes	Realized and unrealized loss on derivatives	—	—	—	(793)
	Total derivatives not designated as hedging instruments	$1,381	$(512)	$763	$437
	Total derivatives	$3,718	$(2,055)	$2,191	$1,520

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2014	2013
Commodity contracts	Prepaid and other current assets	$1,227	$1,778
	Total derivatives designated as hedging instruments	$1,227	$1,778
Commodity contracts	Prepaid and other current assets/Accrued liabilities	$614	$(158)
Interest rate swap agreements	Other liabilities	(155)	(214)
	Total derivatives not designated as hedging instruments	$459	$(372)
	Total derivatives	$1,686	$1,406

Note 10 – Pensions and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plans for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Interest cost	$4,929	$4,649	$15,504	$13,946
Expected return on plan assets	(6,034)	(5,994)	(18,167)	(17,979)
Amortization of prior service cost	—	8	—	24
Amortization of actuarial loss	1,725	2,670	5,555	8,010
Total	$620	$1,333	$2,892	$4,001

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $2.9 million for the remainder of 2014, $15.6 million, $10.4 million, $9.4 million, $9.8 million and $47.5 million in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plans, which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.5 million and $0.4 million for the three months ended September 30, 2014 and 2013, respectively, and $1.5 million and $1.4 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 11 – Stockholders' Equity

Common Stock Repurchase Program

On March 24, 2014, the Company's Board of Directors approved the repurchase of up to an aggregate of $10.0 million of the Company's common stock. On June 6, 2014, the Board of Directors further approved the repurchase of up to an aggregate of $3.0 million of the Company's common stock, which is in addition to the previously approved repurchase of up to an aggregate of $10.0 million of common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue through the end of 2014 unless extended or shortened by the Board of Directors. As of September 30, 2014, the Company has repurchased 242,383 shares for a total purchase price of approximately $5.8 million under the 2014 repurchase program.

Tender Offer

On August 7, 2014, the Company commenced a tender offer to purchase for cash up to $60.0 million in value of shares of its common stock. The tender offer expired on September 5, 2014, and a total of 2,099,843 shares were properly tendered and repurchased by the Company at a price of $26.00 per share, for a total cost of approximately $54.7 million, including related fees and expenses.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2013	$(29)	$(181,902)	$(181,931)
Current period loss	(1,099)	—	(1,099)
Balance at September 30, 2014	$(1,128)	$(181,902)	$(183,030)

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2014, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 219,483 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

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

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock. During the nine months ended September 30, 2014, 52,622 shares were foregone by employees and service providers in connection with income tax withholding obligations.

Restricted stock activity under the Company's 2007 Plan was as follows for the nine months ended September 30, 2014:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2014	645,411	620,000	1,265,411
Granted	54,483	165,000	219,483
Forfeited	(28,750)	—	(28,750)
Reduced for income tax obligations	(52,622)	—	(52,622)
Balance, September 30, 2014	618,522	785,000	1,403,522

Vested	400,384	620,000	1,020,384
Non-vested	218,138	165,000	383,138

The Company has recognized compensation expense related to restricted shares of $1.4 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, and $3.8 million and $3.6 million for the nine months ended September 30, 2014 and 2013, respectively. Unearned compensation expense related to restricted shares at September 30, 2014 is $3.9 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended September 30, 2014 and 2013, tax provisions from continuing operations of $8.0 million and $5.7 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2014 and 2013 were 37.8% and 40.4%, respectively. For the nine months ended September 30, 2014 and 2013, tax provisions from continuing operations of $19.9 million and $13.6 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2014 and 2013 were 39.7% and 40.0%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2014	2013	2014	2013
Income from continuing operations, net of tax	$11,860	$6,739	$22,524	$15,422
Weighted-average number of common shares outstanding	12,469	13,290	12,858	13,298
Income from continuing operations, net of tax, per share	$0.95	$0.51	$1.75	$1.16
Net income from discontinued operations	$—	$2,904	$42	$14,108
Weighted-average number of common shares outstanding	12,469	13,290	12,858	13,298
Discontinued operations, net of tax, per share	$—	$0.22	$0.01	$1.06
Net income	$11,860	$9,643	$22,566	$29,530
Weighted-average number of common shares outstanding	12,469	13,290	12,858	13,298
Net income per share	$0.95	$0.73	$1.76	$2.22

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three and nine months ended September 30, 2014 and 2013, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of September 30, 2014, stock options for an aggregate of 38,600 shares are excluded from the calculations above.

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

The Company's interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	Asset (Liability) as of September 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$21,329	$21,329	$—	$—
Precious metal and commodity inventories recorded at fair value	$15,421	$15,421	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,841	$1,841	$—	$—
Interest rate swap agreements	$(155)	$—	$(155)	$—

	Asset (Liability) as of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$33,983	$33,983	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,766	$14,766	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,620	$1,620	$—	$—
Interest rate swap agreements	$(214)	$—	$(214)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $9.3 million as of September 30, 2014, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have substantial remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $1.8 million accrued related to estimated environmental remediation costs as of September 30, 2014. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarters ended September 30, 2014 and 2013, the Company recorded insurance reimbursements totaling $2.0 million and $1.1 million, respectively, for previously incurred remediation costs.

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

Among the sites where certain H&H Group subsidiaries may have more substantial environmental liabilities are the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, will be submitted to the CTDEEP for their review and approval. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of September 30, 2014, over and above the $1.0 million, total investigation and remediation costs of approximately $4.4 million and $1.4 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. The additional work is expected to be completed by December 31, 2014, with the follow-up response report submitted to the MADEP in the first quarter of 2015. The cost of this additional work is estimated at $0.3 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of September 30, 2014, SPLP owned directly or indirectly through its subsidiaries 7,131,185 shares of the Company's common stock, representing approximately 66.1% of outstanding shares. As of December 31, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 55.7% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer. The increase in SPLP's ownership during the nine months ended September 30, 2014 was principally due to the reduction in the number of outstanding shares of the Company's common stock as a result of the 2014 common stock repurchase program and the completion of the tender offer discussed in Note 11 - "Stockholders' Equity." In addition, DGT Holdings Corp., which is 82.7% owned by SPLP, tendered into the offer its 97,550 shares of the Company's common stock.

The Company was indebted to SPLP under H&H Group's Subordinated Notes until March 26, 2013, when H&H Group delivered an irrevocable notice of its election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 8 - "Debt." SPLP received proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of Subordinated Notes held by SPLP.

The Company has entered into a Management Services Agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement. During the three months ended September 30, 2014 and 2013, the Company also reimbursed SP Corporate and its affiliates approximately $0.1 million and $0.1 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement. Such reimbursements totaled approximately $0.3 million and $0.3 million during the nine months ended September 30, 2014 and 2013, respectively.

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

The following table presents information about the Company's reportable segments for the three and nine months ended September 30, 2014 and 2013:

Income Statement Data	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2014	2013	2014	2013
Net sales:
Joining Materials	$54,621	$51,059	$162,796	$152,491
Tubing	19,768	23,248	61,834	68,628
Building Materials	75,734	64,369	200,568	177,742
Arlon	24,177	18,723	77,483	61,136
Kasco	14,401	14,475	43,359	42,918
Total net sales	$188,701	$171,874	$546,040	$502,915

Segment operating income:
Joining Materials	$6,147	$5,349	$18,046	$17,086
Tubing	3,224	4,677	10,098	13,165
Building Materials	10,998	9,647	25,924	23,586
Arlon	3,552	1,718	13,622	7,676
Kasco	1,082	1,119	2,468	3,249
Total segment operating income	25,003	22,510	70,158	64,762
Unallocated corporate expenses and non-operating units	(2,228)	(4,939)	(12,215)	(15,368)
Unallocated pension expense	(620)	(1,333)	(2,892)	(4,001)
Gain from asset dispositions	38	11	87	19
Operating income	22,193	16,249	55,138	45,412
Interest expense	(2,458)	(1,880)	(5,627)	(11,967)
Realized and unrealized gain (loss) on derivatives	1,320	(351)	854	702
Other expense	—	(14)	(114)	(279)
Income from continuing operations before tax and equity investment	$21,055	$14,004	$50,251	$33,868

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

Discontinued Operations

In January 2013, the Company divested substantially all of the assets and existing operations of its Continental Industries, Inc. ("Continental") business unit, which manufactured plastic and steel fittings and connectors for natural gas, propane and water distribution service lines, along with exothermic welding products for electrical grounding, cathodic protection and lightning protection. It was part of the Company's Building Materials segment. In June 2013, the Company divested substantially all of the assets and existing operations of its Canfield Metal Coating Corporation business unit, which manufactured electro-galvanized and painted cold rolled sheet steel products primarily for the construction, entry door, container and appliance industries. It was also part of the Company's Building Materials segment. In July 2013, the Company divested substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. ("ITM") for the manufacture of refrigeration condensers. ITM's operations were part of the Company's Tubing segment. The results of these business units have been classified as discontinued operations in the Company's consolidated financial statements and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

The Company's consolidated operating results for the three and nine months ended September 30, 2014 and 2013 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2014	2013	2014	2013
Net sales	$188,701	$171,874	$546,040	$502,915
Gross profit	53,022	49,897	155,527	145,534
Gross profit margin	28.1%	29.0%	28.5%	28.9%
Selling, general and administrative expenses	30,209	32,315	97,497	96,121
Pension expense	620	1,333	2,892	4,001
Operating income	22,193	16,249	55,138	45,412
Other:
Interest expense	2,458	1,880	5,627	11,967
Realized and unrealized (gain) loss on derivatives	(1,320)	351	(854)	(702)
Other expense	—	14	114	279
Income from continuing operations before tax and equity investment	21,055	14,004	50,251	33,868
Tax provision	7,953	5,657	19,944	13,563
Loss from associated company, net of tax	1,242	1,608	7,783	4,883
Income from continuing operations, net of tax	$11,860	$6,739	$22,524	$15,422

Net Sales

Net sales for the three months ended September 30, 2014 increased by $16.8 million, or 9.8%, to $188.7 million, as compared to $171.9 million for the same period in 2013. The change in net sales reflects approximately $2.8 million in incremental sales associated with the PAM acquisition and a net increase from core growth of approximately $17.6 million, which were partially offset by a reduction of approximately $3.5 million in net sales due to lower average precious metal prices, principally due to silver. Excluding the impact of the PAM acquisition, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $17.6 million on higher volume, primarily from the Building Materials, Arlon and Joining Materials segments, which were partially offset by lower sales volume from the Tubing segment. The average silver market price was approximately $19.69 per troy ounce in the third quarter of 2014, as compared to $22.05 per troy ounce in the same period in 2013.

Net sales for the nine months ended September 30, 2014 increased by $43.1 million, or 8.6%, to $546.0 million, as compared to $502.9 million for the same period in 2013. The change in net sales reflects approximately $25.8 million in incremental sales associated with our recent acquisitions and a net increase from core growth of approximately $33.5 million, which were partially offset by a reduction of approximately $16.2 million in net sales due to lower average precious metal prices, principally due to silver. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of the Company's integration activities, provided incremental net sales of approximately $16.7 million and $9.1 million, respectively, during the nine months ended September 30, 2014. Excluding the impact of these acquisitions, value added sales increased by approximately $33.5 million on higher volume, primarily from the Building Materials, Arlon and Joining Materials segments, which were partially offset by lower sales volume from the Tubing segment. The average silver market price was approximately $19.95 per troy ounce for the nine months ended September 30, 2014, as compared to $24.88 per troy ounce in the same period in 2013.

Gross Profit

Gross profit for the three months ended September 30, 2014 increased to $53.0 million, as compared to $49.9 million for the same period in 2013, and as a percentage of net sales, decreased to 28.1%, as compared to 29.0% in the third quarter last year. The change in gross profit reflects approximately $0.4 million in incremental gross profit associated with the PAM acquisition and a net increase from core growth of approximately $3.1 million, which were partially offset by a reduction of approximately $0.4 million in gross profit due to lower average precious metal prices. Higher sales volume from the Building Materials, Arlon and Joint Materials segments lead to the increase in gross profit from our core business. The gross profit margin decline of 0.9% was principally due to unfavorable production variances in the Tubing segment driven by lower sales volume, along with a change in sales mix and higher international freight costs in the Building Materials segment, which were partially offset by favorable production variances as a result of higher sales volume in the Company's Arlon segment.

Gross profit for the nine months ended September 30, 2014 increased to $155.5 million, as compared to $145.5 million for the same period in 2013, and as a percentage of net sales was relatively flat compared to the same period of the prior year. The change in gross profit reflects approximately $3.6 million in incremental gross profit associated with our recent acquisitions and a net increase from core growth of approximately $8.2 million, which were partially offset by a reduction of approximately $1.8 million in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of the Company's integration activities, provided incremental gross profit of approximately $1.2 million and $2.5 million, respectively, for the nine months ended September 30, 2014. Higher sales volume from the Building Materials, Arlon and Joining Materials segments lead to the increase in gross profit from our core business, which was partially offset by unfavorable production variances, leading to a decline in gross profit margin, in the Tubing segment due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2014 were $30.2 million, as compared to $32.3 million for the same period a year ago. The lower SG&A in the third quarter of 2014 was driven by lower benefit costs and legal fees during the three months ended September 30, 2014. These decreases were partially offset by approximately $0.5 million in incremental expenses from the PAM acquisition.

SG&A for the nine months ended September 30, 2014 was $97.5 million, as compared to $96.1 million for the same period a year ago. The higher SG&A for the nine months ended September 30, 2014 includes approximately $2.9 million in incremental expenses from the Wolverine Joining and PAM acquisitions, which were partially offset by a decrease of approximately $1.5 million from our core business in the 2014 period, primarily due to lower benefit costs and reduced business development expenses.

Pension Expense

Non-cash pension expense was $0.6 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, which was $0.7 million and $1.1 million lower than the three and nine months ended September 30, 2013, respectively. We currently expect non-cash pension expense to be approximately $3.9 million in 2014, as compared to $5.3 million in 2013, due to an increase in the discount rate utilized to determine net periodic pension costs, based on rising interest rates, as well as strong returns on pension plan assets during 2013.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $2.5 million and $5.6 million, respectively, as compared to $1.9 million and $12.0 million for the three and nine months ended September 30, 2013, respectively. Interest expense for the three months ended September 30, 2014 included a $0.5 million non-cash charge to write-off previously deferred financing costs as a result of the Company's refinancing its senior credit facility during the third quarter of 2014. Interest expense for the nine months ended September 30, 2013 included a $5.7 million loss associated with the Company's redemption of its 10% subordinated secured notes due 2017 ("Subordinated Notes"), including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The Company's average interest rate was also lower for the three and the nine months ended September 30, 2014, principally due to the Company's redemption of the Subordinated Notes, but was offset by increased average borrowing levels in the third quarter of 2014.

Realized and Unrealized Gain (Loss) on Derivatives

Realized and unrealized gains (losses) on derivatives for the three and nine months ended September 30, 2014 and 2013 were as follows:

(in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative	2014	2013	2014	2013
Commodity contracts (economic hedges)	$1,320	$(351)	$854	$1,495
Derivative features of Subordinated Notes	—	—	—	(793)
Total realized and unrealized gain (loss) on derivatives	$1,320	$(351)	$854	$702

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

Tax Provision

For the three months ended September 30, 2014 and 2013, tax provisions from continuing operations of $8.0 million and $5.7 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2014 and 2013 were 37.8% and 40.4%, respectively. For the nine months ended September 30, 2014 and 2013, tax provisions from continuing operations of $19.9 million and $13.6 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2014 and 2013 were 39.7% and 40.0%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Loss from Associated Company

As described in Note 7 - "Investments" to its consolidated financial statements included in "Part I, Item 1 - Financial Statements (unaudited)," the Company concluded that it gained significant influence over the operating and financial policies of ModusLink Global Solutions, Inc. ("ModusLink") during the first quarter of 2013. The $4.9 million loss from associated company, net of tax, for the nine months ended September 30, 2013 includes the impact of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings. HNH has elected the option to value its investment in ModusLink using fair value in order to more appropriately reflect the value of the investment in its consolidated financial statements, and the loss recorded during the nine months ended September 30, 2014 is due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and nine months ended September 30, 2014 and 2013 are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2014	2013	Change	2014	2013	Change
Net sales:
Joining Materials	$54,621	$51,059	7.0%	$162,796	$152,491	6.8%
Tubing	19,768	23,248	(15.0)%	61,834	68,628	(9.9)%
Building Materials	75,734	64,369	17.7%	200,568	177,742	12.8%
Arlon	24,177	18,723	29.1%	77,483	61,136	26.7%
Kasco	14,401	14,475	(0.5)%	43,359	42,918	1.0%
Total net sales	$188,701	$171,874	9.8%	$546,040	$502,915	8.6%
Segment operating income:
Joining Materials	$6,147	$5,349	14.9%	$18,046	$17,086	5.6%
Tubing	3,224	4,677	(31.1)%	10,098	13,165	(23.3)%
Building Materials	10,998	9,647	14.0%	25,924	23,586	9.9%
Arlon	3,552	1,718	106.8%	13,622	7,676	77.5%
Kasco	1,082	1,119	(3.3)%	2,468	3,249	(24.0)%
Total segment operating income	$25,003	$22,510	11.1%	$70,158	$64,762	8.3%

Joining Materials

For the three months ended September 30, 2014, the Joining Materials segment net sales increased by $3.6 million, or 7.0%, to $54.6 million, as compared to net sales of $51.1 million for the same period in 2013. The change in net sales reflects a reduction of approximately $3.5 million in net sales due to lower average precious metal prices, primarily due to a $2.36 per troy ounce decline in the average market price of silver. Value added sales increased approximately $7.1 million primarily due to improved product mix and higher sales volume from our North American and Asian facilities, partially offset by softness in the European and refining markets.

Segment operating income for the third quarter of 2014 increased by $0.8 million, or 14.9%, to $6.1 million, as compared to $5.3 million for the same period in 2013, as a result of higher sales volume and favorable product mix, which was partially offset by reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower average precious metal prices during the third quarter of 2014. The effect of lower average precious metal prices reduced operating income by approximately $0.4 million on a quarter versus prior year's quarter basis.

For the nine months ended September 30, 2014, the Joining Materials segment net sales increased by $10.3 million, or 6.8%, to $162.8 million, as compared to net sales of $152.5 million for the same period in 2013. The change in net sales reflects approximately $16.7 million in incremental sales associated with the acquisition of Wolverine Joining and a net increase from core growth of approximately $9.8 million, which were partially offset by a reduction of approximately $16.2 million in net sales due to lower average precious metal prices, primarily due to a $4.93 per troy ounce decline in the average market price of silver. The core growth of approximately $9.8 million was due to overall higher sales volume, including increased sales for our distributed product and aluminum product lines, partially offset by softness from the European and refining markets.

Segment operating income for the nine months ended September 30, 2014 increased by $1.0 million, or 5.6%, to $18.0 million, as compared to $17.1 million for the same period in 2013, as a result of higher sales volume and favorable product mix, which were partially offset by reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower average precious metal prices, as well as due to higher severance and recruitment costs incurred in the nine months ended September 30, 2014. The effect of lower average precious metal prices reduced operating income by approximately $1.8 million on a year-to-date versus prior year's year-to-date basis.

Tubing

For the three months ended September 30, 2014, the Tubing segment net sales decreased by $3.5 million, or 15.0%, to $19.8 million, as compared to $23.2 million in the third quarter of 2013. The decrease was primarily driven by lower sales volume of our stainless steel tubing products in the chemical processing and oil and gas markets served by the Tubing segment, partially offset by increased sales of welded carbon steel tubing for the transportation market.

Segment operating income for the third quarter of 2014 decreased by $1.5 million, or 31.1%, to $3.2 million, as compared to $4.7 million in the third quarter of 2013. Gross profit was lower during the third quarter, as compared to the same period in 2013, driven by the lower sales volume and associated unfavorable production variances in the quarter, as compared to the third quarter of 2013.

For the nine months ended September 30, 2014, the Tubing segment net sales decreased by $6.8 million, or 9.9%, to $61.8 million, as compared to $68.6 million in same period of 2013. The decrease was primarily driven by lower sales volume of our stainless steel tubing products in the chemical processing and oil and gas markets served by the Tubing segment, partially offset by increased sales of welded carbon steel tubing for the transportation market.

Segment operating income for the nine months ended September 30, 2014 decreased by $3.1 million, or 23.3%, to $10.1 million, as compared to $13.2 million for the same period in 2013. Gross profit was lower during the first nine months of 2014, as compared to the same period in 2013, driven by the lower sales volume and associated unfavorable production variances, as compared to the same period in 2013.

Building Materials

For the three months ended September 30, 2014, the Building Materials segment net sales increased by $11.4 million, or 17.7%, to $75.7 million, as compared to $64.4 million for the same period in 2013. The acquisition of PAM provided incremental net sales of approximately $2.8 million within the Building Materials segment during the three months ended September 30, 2014, and sales of both our roofing and FastenMaster products were higher, as compared to the third quarter of 2013, due to pent up roofing demand resulting from soft sales in the first quarter of 2014 and strong demand from home centers and lumberyards for our FastenMaster products.

Segment operating income increased by $1.4 million, or 14.0%, to $11.0 million for the three months ended September 30, 2014, as compared to $9.6 million for the same period in 2013. Gross profit increased during the third quarter of 2014 due to the higher sales volume, but gross profit margin for the three months ended September 30, 2014 was lower, as compared to the three months ended September 30, 2013, primarily due to a change in sales mix, as well as higher international freight costs. SG&A also increased, reflecting increased employee headcount and promotional expenses during the current year.

For the nine months ended September 30, 2014, the Building Materials segment net sales increased by $22.8 million, or 12.8%, to $200.6 million, as compared to $177.7 million for the same period in 2013. The acquisition of PAM provided incremental net sales of approximately $9.1 million within the Building Materials segment during the nine months ended September 30, 2014, and sales of both roofing and FastenMaster products were higher, as compared to the same period of 2013, due to strong demand of roofing products in the private label sales channel and FastenMaster products from home centers and lumberyards.

Segment operating income increased by $2.3 million, or 9.9%, to $25.9 million for the nine months ended September 30, 2014, as compared to $23.6 million for the same period in 2013, primarily driven by higher sales volume. Gross profit margin for the nine months ended September 30, 2014 was lower as compared to the nine months ended September 30, 2013, primarily due to a change in sales mix, and the related impact on production variances, and higher international freight costs. Higher SG&A reflected increased employee headcount and product development expenses. The acquisition of PAM provided incremental operating income of approximately $0.9 million within the Building Materials segment during the nine months ended September 30, 2014.

Arlon

For the three months ended September 30, 2014, the Arlon segment net sales increased by $5.5 million, or 29.1%, to $24.2 million, as compared to $18.7 million for the third quarter of 2013. The increase in net sales resulted primarily from market share gains and higher demand for printed circuit board materials for use in telecommunications infrastructure in the United States, Asian and European markets.

Segment operating income increased by $1.8 million, or 106.8%, to $3.6 million for the three months ended September 30, 2014, as compared to $1.7 million for the same period in 2013, driven by higher gross profit during the third quarter of 2014, as compared to the third quarter of 2013, primarily due to the higher sales volume and related manufacturing efficiencies.

For the nine months ended September 30, 2014, the Arlon segment net sales increased by $16.3 million, or 26.7%, to $77.5 million, as compared to $61.1 million for the same period in 2013. The increase in net sales resulted primarily from market share gains and higher demand for printed circuit board materials for use in telecommunications infrastructure in the United States,

Asian and European markets. Higher demand for our thermoset circuit materials and silicon rubber-based insulation materials also contributed to the increase of net sales for the nine months ended September 30, 2014.

Segment operating income increased by $5.9 million, or 77.5%, to $13.6 million for the nine months ended September 30, 2014, as compared to $7.7 million for the same period in 2013, driven by higher gross profit, as compared to the same period in 2013, primarily due to the higher sales volume and related manufacturing efficiencies.

Kasco

For the three months ended September 30, 2014, the Kasco segment net sales decreased by $0.1 million, or 0.5%, to $14.4 million, as compared to $14.5 million for the same period in 2013, due to lower net sales from its domestic route business, which were partially offset by higher sales from its Canadian route business and European operations.

Segment operating income was $1.1 million for the three months ended September 30, 2014, which was flat, as compared to the same period in 2013. Lower gross profit as a result of decreased sales volume for the three months ended September 30, 2014 was offset by lower SG&A costs as a result of effective cost control, as compared with the same period of the prior year.

For the nine months ended September 30, 2014, the Kasco segment net sales increased by $0.4 million, or 1.0%, to $43.4 million, as compared to $42.9 million for the same period in 2013, primarily due to net sales improvements from its domestic distribution operations.

Segment operating income was $2.5 million for the nine months ended September 30, 2014, which was $0.8 million lower, as compared to the same period in 2013. The reduced operating income was primarily due to higher overhead and severance costs, as compared with the same period of the prior year, and reduced route productivity in the first quarter of 2014 due to adverse weather conditions.

Discussion of Consolidated Cash Flows

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
(in thousands)	2014	2013
Net cash provided by operating activities	$23,152	$19,967
Net cash used in investing activities	(5,678)	(23,498)
Net cash provided by financing activities	3,011	2,540
Net change for the period	$20,485	$(991)

Operating Activities

Operating cash flows for the nine months ended September 30, 2014 were $3.2 million higher, as compared to the same period in 2013, reflecting the increase in operating income of $9.7 million. Trade and other receivables used $24.8 million during the nine month period of 2014, as compared to a use of $19.5 million for the same period in 2013. Such usage is due to higher net sales in the third quarter, as compared to the fourth quarter, of the Company's fiscal year due to year-end plant shutdowns, and also reflects higher net sales during the 2014 period. Inventories used $11.0 million during the nine month period of 2014, as compared to $2.6 million for the same period in 2013. The higher inventory usage during the 2014 period was also primarily driven by overall higher sales volume. Other current liabilities used $3.9 million during the nine month period of 2014, as compared to $5.4 million for the same period in 2013, reflecting higher inventory purchases during the 2014 period, which were offset by the use of $17.9 million for pension contributions during the nine months ended September 30, 2014, as compared to $10.5 million for the same period in 2013. Prepaid and other current assets used $2.1 million during the nine months ended September 30, 2013, primarily due to precious metal hedging activities.

Investing Activities

Investing activities used $5.7 million of cash for the nine months ended September 30, 2014 and used $23.5 million during the same period of 2013. Capital spending of $9.8 million in the 2014 period was comparable with $10.6 million in the 2013 period. Investing activities included acquisition costs of $59.5 million, primarily related to Wolverine Joining, for the nine months ended September 30, 2013 and also included proceeds from sale of discontinued operations of $45.3 million. The Company also received $3.7 million during the third quarter of 2014 from the prior year sale of Continental, which was previously held in escrow pending resolution of certain indemnification provisions contained in the sales agreement.

Financing Activities

For the nine months ended September 30, 2014, the Company's financing activities provided $3.0 million of cash. Borrowings under the Company's revolving credit facilities increased by $180.1 million during the nine months ended September 30, 2014, due primarily to the repayment of $156.2 million in terms loans during this period, which included repayment of an additional $40.0 million term loan borrowing during the third quarter of 2014. The Company also initiated $12.6 million in borrowings on its new WHX CS Loan facility during the nine months ended September 30, 2014, which were fully repaid during the third quarter of 2014. These changes in the Company's financing structure were primarily the result of the Company's entry into an amended and restated senior credit agreement on August 29, 2014. In addition, the Company used $60.5 million for the repurchase of its common stock during the nine months ended September 30, 2014.

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

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of September 30, 2014, the Company's current assets totaled $234.8 million, its current liabilities totaled $80.5 million and its net working capital was $154.3 million, as compared to net working capital of $104.5 million as of December 31, 2013. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan. The Company does not expect these restrictions to have an impact on HNH's ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Corporation Pension Plan of $2.9 million for the remainder of 2014, and $15.6 million, $10.4 million, $9.4 million, $9.8 million and $47.5 million in 2015, 2016, 2017, 2018, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365.0 million senior secured revolving credit facility. As of September 30, 2014, H&H Group's availability under its senior secured revolving credit facility was $75.1 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreement. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of September 30, 2014, H&H's customer metal consisted of 172,209 ounces of silver, 532 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2014, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On August 7, 2014, the Company commenced a tender offer to purchase for cash up to $60.0 million in value of shares of its common stock. The tender offer expired on September 5, 2014, and a total of 2,099,843 shares were properly tendered and repurchased by the Company at a price of $26.00 per share, for a total cost of approximately $54.7 million, including related fees and expenses. DGT Holdings Corp., an affiliate of the Company, tendered into the offer its 97,550 shares of the Company's common stock.

During the three months ended September 30, 2014, 3,697 shares of common stock were foregone by certain employees or service providers, at their option, for income tax obligations attributable to the vesting of certain shares of restricted stock previously granted to such individuals.

The following table provides information on the shares purchased under the Company's common stock repurchase program, the tender offer and shares foregone for income tax obligations attributable to vesting of restricted stock during the three months ended September 30, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
July 1, 2014 to July 31, 2014	34,568	$24.07	31,183	$7,656,710
August 1, 2014 to August 31, 2014	22,208	$22.96	21,896	$7,154,018
September 1, 2014 to September 30, 2014	2,099,843	$26.00	—	$7,154,018
	2,156,619		53,079	$7,154,018

Item 6. - Exhibits

Exhibit 4.1 Third Amendment, dated as of August 5, 2014, to the Credit Agreement, dated as of November 8, 2012, as amended, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (1)

Exhibit 4.2 Amended and Restated Credit Agreement, as amended, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (2)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (3)

Exhibit 101.INS XBRL Instance Document (3)

Exhibit 101.SCH XBRL Taxonomy Extension Schema (3)

Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase (3)

Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase (3)

Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase (3)

Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase (3)

(1) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 6, 2014.
(2) Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 2014.
(3) Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HANDY & HARMAN LTD.

/s/ James F. McCabe, Jr.
James F. McCabe, Jr. Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

October 30, 2014