Form 10-K
period 2014-12-31
HANDY & HARMAN LTD.
filed 2015-02-27
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2014 totaled approximately $89.8 million based on the then-closing stock price.
On February 26, 2015, there were 10,775,689 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

HANDY & HARMAN LTD.
FORM 10-K
December 31, 2014

Page | 1

PART I

Item 1.	Business

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electrical, transportation, utility, medical, oil and gas exploration and food industries. As of December 31, 2014, HNH and its subsidiaries employed over 1,900 people at 31 locations in eight countries. All references herein to "we," "our," "its" or the "Company" refer to HNH together with all of its subsidiaries.

HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials and Kasco Blades and Route Repair Services ("Kasco"). Financial information for our reportable segments is contained in Note 21 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

We manage our portfolio of businesses on a continuous basis. In 2014, we entered into an agreement to sell Arlon, LLC, which operations comprised substantially all of the Company's former Arlon Electronic Materials ("Arlon") segment. The sale was finalized in January 2015. In 2013, we acquired substantially all of the assets of Wolverine Joining Technologies, LLC ("Wolverine Joining") used for the development, manufacturing and sale of brazing, flux and soldering products, and the alloys for electrical, catalyst and other industrial specialties, and also acquired PAM Fastening Technology, Inc. ("PAM"), a distributor of screw guns, collated screws and hot melt systems. Also during 2013, we divested substantially all of the assets and existing operations of our Continental Industries, Inc. ("Continental") and Canfield Metal Coating Corporation business units, and sold substantially all of the equipment owned or utilized by Indiana Tube de México, S. De R.L. de C.V. In 2012, we acquired a manufacturer of brazing alloys and contact materials and purchased the assets of a manufacturer of perimeter metal roof edges ("Hickman"). Further discussion of our acquisitions and divestitures is contained in Notes 4 and 5, respectively, to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

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

Tubing Segment

Tubing segment manufactures a wide variety of steel tubing products. We believe that the Tubing segment manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, we believe it is the number one supplier of small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. This segment also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the transportation, appliance and heating, and oil and gas industries. In addition to producing bulk tubing, it produces value added fabrications for several of these industries.

Building Materials Segment

Page | 2

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

HNH uses a set of tools and processes called the HNH Business System to drive operational and sales efficiencies across each of its business units. The HNH Business System is designed to drive strategy deployment and sales and marketing based on lean principles. HNH pursues a number of ongoing strategic initiatives intended to improve its performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste, coupled with the tools targeted at variation reduction.

Customers

HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electrical, transportation, utility, medical, oil and gas exploration and food industries.

No customer accounted for more than 10% of consolidated net sales in 2014, 2013 or 2012. The Company's 15 largest customers accounted for approximately 31% of consolidated HNH net sales in 2014.

Foreign Revenue

The following table presents foreign revenue for the years ended December 31.

	Revenue
(in thousands)	2014	2013	2012
United States	$550,071	$518,631	$446,387
Foreign	50,397	52,533	52,326
Total	$600,468	$571,164	$498,713

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

Page | 3

and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH's segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2014, 2013 and 2012 for continuing operations were $12.7 million, $11.7 million and $15.2 million, respectively. HNH anticipates funding its capital expenditures in 2015 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to be in the range between $15 and $31 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2014, the Company employed 1,925 employees worldwide. Of these employees, 377 were sales employees, 479 were office employees, 148 were covered by collective bargaining agreements and 921 were non-union operating employees. A total of 321 employees are associated with the Company's former Arlon segment.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type the Company manufactures. Some of these competitors are larger than the Company and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price, and in some industries, new product introduction. The Company may not be able to compete successfully, and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing sales and profits.

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

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold. In addition, the Company owns a number of U.S. and foreign mechanical patents related to certain of its products, as well as a number of design patents. The Company does not believe that the loss of any or all of these patents or trademarks would have a material adverse effect on its businesses. The Company's patents have remaining durations ranging from less-than-one year to 18 years, with expiration dates occurring at various times in 2015 through 2033.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2015. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 -

Page | 4

Legal Proceedings" and Note 19 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Other Information

Our internet website address is www.handyharman.com. Copies of the following reports are available free of charge through the internet website, as soon as reasonably practicable after they have been filed with or furnished to the Securities and Exchange Commission ("SEC") pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended ("Exchange Act"): annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; any amendments to such reports; and proxy statements. Information on the website does not constitute part of this or any other report filed with or furnished to the SEC.

Item 1A.	Risk Factors

This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Exchange Act, including, in particular, forward-looking statements under the headings "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8 - Financial Statements and Supplementary Data." These statements appear in a number of places in this report and include statements regarding the Company's intent, belief or current expectations, such as those relating to future business, future results of operations or financial condition, new or planned products or services, or management strategies, including those with respect to (i) the Company's financing plans, (ii) trends affecting its financial condition or results of operations and (iii) the impact of competition. The words "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are intended to identify such forward-looking statements; however, this report also contains other forward-looking statements in addition to historical information.

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

HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan ("WHX Pension Plan"). The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. HNH expects to have required minimum pension plan contributions to the WHX Pension Plan for 2015, 2016, 2017, 2018, 2019 and for the five years thereafter of $17.1 million, $13.9 million, $14.8 million, $17.0 million, $18.6 million and $59.5 million, respectively. Such required future contributions are determined based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events.

HNH has ongoing requirements to fund its pension plan obligations and meet other administrative expenses. However, H&H Group's debt facilities contain covenants that limit HNH's access to cash. If HNH is unable to access funds generated by its subsidiaries, it may not be able to meet its financial obligations.

As of December 31, 2014, HNH, the parent company, had cash and cash equivalents of approximately $22.1 million and current liabilities of approximately $0.4 million. Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet

Page | 5

its financial obligations. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. These exceptions are subject to the satisfaction of certain conditions and financial covenants. Failure by one or more of those subsidiaries to generate sufficient cash flow or meet the requirements of H&H Group's credit facilities, restricting future dividends or distributions to HNH, could have a material adverse effect on HNH's business, financial condition and results of operations.

HNH holds a significant investment in the common stock of another public company, and fluctuations in the value of this investment may adversely impact the Company's financial condition and results of operations.

HNH owned 6,383,005 and 5,941,170 shares of the common stock of ModusLink Global Solutions, Inc. ("ModusLink") at December 31, 2014 and December 31, 2013, respectively, and has elected the option to value its investment in ModusLink using fair value, calculated based on the closing market price for ModusLink common stock. The value of this investment decreased from $34.0 million at December 31, 2013 to $23.9 million at December 31, 2014 due primarily to changes in the share price of ModusLink's common stock. ModusLink primarily provides supply chain and logistics services to companies in consumer electronics, communications, computing, software, storage and retail. Fluctuations in the price of ModusLink common stock are subject to market fluctuations and other factors, which are not directly linked to the financial and operational performance of the Company.

Risks Relating to Our Business

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

The Company's debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH. The Company's ability to meet its cash requirements to fund its activities in the ordinary course of business is dependent, in part, upon its ability to access cash from H&H Group's credit facilities, and also on the Company's continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company's credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, environmental remediation costs or any of the Company's other existing or future obligations. As of December 31, 2014, H&H Group's availability under its senior secured revolving credit facility was $101.0 million, and as of January 31, 2015, it was $178.2 million.

There can be no assurances that H&H Group will continue to have access to its lines of credit if the financial performance of its subsidiaries does not satisfy the financial covenants set forth in the applicable financing agreements. If H&H Group does not meet certain of its financial covenants , and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders, liquidity could be adversely affected for H&H Group and H&H Group might not be able to provide funds to HNH, its parent, to enable HNH to meet its own financial obligations.

If the Company's cash needs are significantly greater than anticipated or the Company does not materially meet its business plans, the Company may be required to seek additional or alternative financing sources. There can be no assurance that such financing will be available or available on terms acceptable to the Company. The Company's inability to generate sufficient cash flows from its operations or through financing could impair its liquidity and would likely have a material adverse effect on its businesses, financial condition and results of operations.

Credit market volatility may affect our ability to refinance our existing debt, borrow funds under our existing lines of credit or incur additional debt.

In the recent past, the global capital and credit markets experienced a period of unprecedented volatility. We recently refinanced certain of our bank debt. However, future disruption and volatility in credit market conditions could have a material adverse impact on our ability to refinance our debt when it comes due on terms similar to our current credit facilities, or to draw upon our existing lines of credit or incur additional debt if needed as a result of unanticipated downturns in the markets for our products and services, which may require us to seek other funding sources to meet our cash requirements. We cannot be certain that alternative sources of financing would be available to the Company in the future on terms and conditions acceptable to us, or at all.

Economic downturns could disrupt and materially harm our business.

Negative trends in the general economy could cause a downturn in the market for our products and services. A significant portion of our revenues are received from customers in automotive and construction related industries, which have experienced

Page | 6

significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of consumer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

In many cases, our competitors are larger than us and have manufacturing and financial resources greater than we do, which may have a negative impact on our business, operating results or financial condition.

In our served markets, we compete against foreign and domestic private and public companies that manufacture products of the type we manufacture. Some of these competitors are larger than we are and have financial resources greater than we do. This results in intense competition in a number of markets in which we operate. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price, and in some industries, new product introduction. We may not be able to compete successfully, and competition may have a negative impact on our business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing our sales and profits.

Our sales and profitability may be adversely affected by fluctuations in the cost and supply of raw materials and commodities.

In our production and distribution processes, we consume significant amounts of electricity, natural gas, fuel and other petroleum-based commodities, including adhesives and other products, as well as precious metals, steel products and certain non-ferrous metals used as raw materials. The availability and pricing of these commodities are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such commodities, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high, or their availability is restricted, or if we are unable to pass through the unfavorable impact of raw material price fluctuations to our customers, including any change associated with the margins we generate from the material portion of our products. In addition, we hold precious metal positions that are subject to market fluctuations. We enter into precious metal forward or futures contracts with major financial institutions to attempt to mitigate the economic risk of these price fluctuations, however, the Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings.

We do not have long-term contracts with all of our customers, the loss of which could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders and sales with our customers and not long-term supply contracts. As such, our customers could cease buying products at any time and for any reason, and we will have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers elect not to purchase products, it could materially adversely affect our financial condition, business and results of operations. No single customer accounted for more than 10% of HNH's consolidated net sales in 2014. However, the Company's 15 largest customers accounted for approximately 31% of consolidated net sales in 2014. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

Some of our businesses are subject to certain risks associated with the movement of businesses offshore.

Some of our businesses are potentially at risk of losing business to competitors operating in lower cost countries. An additional risk is the movement offshore of some of our businesses' customers, leading them to procure products from more closely located companies. Either of these factors could negatively impact our financial condition, business and results of operations.

Our business strategy includes acquisitions, and acquisitions entail numerous risks, including the risk of management diversion and increased costs and expenses, all of which could negatively affect the Company's profitability.

Page | 7

Our business strategy includes, among other things, strategic acquisitions, as well as potential opportunistic acquisitions. This element of our strategy entails several risks, including the diversion of management's attention from other business concerns and the need to finance such acquisitions with additional equity and/or debt.

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

Divestitures could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial condition.

We continually assess the strategic fit of our existing businesses and may divest businesses that are deemed not to fit with our strategic plans or are not achieving the desired return on investment. Divestitures pose risks and challenges that could negatively impact our business. For example, when we decide to sell a business or assets, we may be unable to do so on satisfactory terms and within our anticipated timeframe, and even after reaching a definitive agreement to sell a business, the sale is typically subject to satisfaction of pre-closing conditions, which may not become satisfied. In addition, divestitures may dilute the Company's earnings per share, have other adverse accounting impacts and distract management, and disputes may arise with buyers. In addition, we have retained responsibility for and/or have agreed to indemnify buyers against some known and unknown contingent liabilities related to a number of businesses we have sold. The resolution of these contingencies has not had a material effect on our consolidated financial statements, but we cannot be certain that this favorable pattern will continue.

Our competitive advantage could be reduced if our intellectual property or related proprietary manufacturing processes become known by our competitors or if technological changes reduce our customers' need for our products.

We own a number of trademarks and patents in the United States and other jurisdictions on our products and related proprietary manufacturing processes. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected by us or is independently discovered by others or otherwise becomes known or if technological changes reduce our customers' need for our proprietary products, our protection against competitive products could be diminished, and our profitability could be substantially impaired.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Although we maintain insurance coverage for certain environmental matters, we could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. As of December 31, 2014, we have established a reserve totaling $2.4 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

Our future success depends greatly upon attracting and retaining qualified personnel, which could increase our labor costs and impair our profitability.

A significant factor in our future profitability is our ability to attract, develop and retain qualified personnel. We receive certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services under a management agreement with a related party. Our success in attracting qualified personnel is affected by changing demographics of the available pool of workers with the training and skills necessary to fill available positions, the impact on the labor supply due to general economic conditions, and our ability to offer competitive compensation and benefit packages.

Page | 8

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

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information, and to manage or support a variety of critical business processes and activities. We also collect and store sensitive data, including confidential business information and personal data. These systems may be susceptible to damage, disruptions or shutdowns due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events. In addition, security breaches of our systems could result in the misappropriation or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Any such events could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal claims or proceedings, liability or penalties under privacy laws, each of which could adversely affect our business and our financial condition.

Litigation could affect our profitability.

The nature of our businesses expose us to various litigation matters, including product liability claims, employment, health and safety matters, intellectual property infringement claims, environmental matters, regulatory and administrative proceedings, commercial disputes, or acquisition or divestiture-related matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period. Although we make accruals as we believe warranted, the amounts that we accrue could vary significantly from any amounts we actually pay due to the inherent uncertainties in the estimation process. As of December 31, 2014, we have accrued approximately $2.4 million for environmental remediation costs but have not made any accruals for other litigation matters.

Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial condition and reputation.

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

Page | 9

These are not the only regulations that our businesses must comply with. Failure to comply with these or any other regulations could result in civil and criminal, monetary and non-monetary penalties, damage to our reputation, disruptions to our business, limitations on our ability to manufacture, import, export and sell products and services, disbarment from selling to certain federal agencies, damage to our reputation and loss of customers and could cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also require us to incur significant expenses. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Organization for Standardization (ISO), and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our financial condition.

Our internal controls over financial reporting may not be effective, and our independent auditors may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, our Chairman, and certain other Officers and Directors, through their affiliation with Steel Partners Holdings GP Inc., have the ability to exert significant influence over our operations.

Steel Partners Holdings L.P. ("SPLP") owns directly or indirectly through its subsidiaries 7,131,185 shares of the Company's common stock, representing approximately 66.2% of the outstanding shares at December 31, 2014. SPLP may increase its ownership position in the Company's common stock in the future. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Mr. Lichtenstein has investment and voting control over the shares beneficially owned by SPLP and thus has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all of our assets. The interests of Mr. Lichtenstein and SPH GP in such matters may differ from the interests of our other stockholders in some respects. In addition, certain other affiliates of SPH GP hold positions with HNH, including Jack L. Howard as Vice Chairman and Principal Executive Officer, Glen M. Kassan as Vice Chairman, John J. Quicke as Vice President, John H. McNamara Jr., as Director, James F. McCabe, Jr., as Senior Vice President and Chief Financial Officer and Leonard J. McGill as Senior Vice President and Chief Legal Officer.

Factors Affecting the Value of Our Common Stock

Transfer restrictions contained in our charter and other factors could hinder the development of an active market for our common stock.

There can be no assurance as to the volume of shares of our common stock or the degree of price volatility for our common stock traded on the NASDAQ Capital Market. There are transfer restrictions contained in our charter to help preserve our net operating tax loss carryforwards that will generally prevent any person from acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, for up to ten years after July 29, 2005, as specifically provided in our charter. The transfer restrictions could hinder development of an active market for our common stock.

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

Page | 10

Future offerings of our equity securities may result in dilution of our common stock and a reduction in the price of our common stock.

We are authorized to issue 180,000,000 shares of common stock. On February 26, 2015, 10,775,689 shares of common stock were outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock. On February 26, 2015, no shares of our preferred stock were outstanding. Although our Board of Directors is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the preferred stock by adoption of a Preferred Stock Designation resolution, our Board of Directors has not yet done so. Our Board of Directors may elect to issue shares of common stock or preferred stock in the future to raise capital or for other financial needs. Any future issuances of equity may be at prices below the market price of our stock, and our stockholders may suffer significant dilution, and the terms of any preferred stock issuance may adversely affect the rights of our common stockholders.

Item 1B.	Unresolved Staff Comments

There are no unresolved SEC Staff comments.

Item 2.	Properties

As of December 31, 2014, the Company had 23 active operating plants in the United States, Canada, China, United Kingdom, Germany, France, Poland and Mexico, with a total area of approximately 1,576,838 square feet, including warehouse, office, sales, service and laboratory space. The Company also owns or leases sales, service, office and warehouse facilities at 8 other locations in the United States, which have a total area of approximately 225,330 square feet, and owns or leases 5 non-operating locations with a total area of approximately 321,150 square feet. Manufacturing facilities are located in: Camden and Bear, Delaware; Evansville, Indiana; Agawam, Massachusetts; Middlesex, New Jersey; Arden, North Carolina; Rancho Cucamonga, California; St. Louis, Missouri; Cudahy, Wisconsin; Itasca, Illinois; Warwick, Rhode Island; Toronto and Montreal, Canada; Matamoros, Mexico; Gwent, Wales, United Kingdom; Pansdorf, Germany; Riberac, France; Gliwice, Poland; and Suzhou, China. All plants are owned except for the Middlesex, Arden, Rancho Cucamonga, Montreal, Gliwice and one of two Suzhou plants, which are leased. The Bear, Delaware, Rancho Cucamonga, California, and Suzhou, China facilities, with a total area of approximately 340,481 square feet, are associated with the Company's former Arlon segment.

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

2014	HIGH	LOW
First Quarter	$23.68	$18.02
Second Quarter	$26.77	$20.66
Third Quarter	$27.14	$21.66
Fourth Quarter	$46.51	$27.89
2013	HIGH	LOW
First Quarter	$17.18	$14.49
Second Quarter	$17.88	$13.90
Third Quarter	$23.87	$17.15
Fourth Quarter	$24.82	$21.20

The number of shares of common stock outstanding on February 26, 2015 was 10,775,689. Also, on February 26, 2015, there were approximately 122 holders of record of common stock, and the closing price per share of our common stock was $41.84.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. H&H Group is restricted by the terms of its financing agreements in making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2014.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	38,100	$90.00	635,652
Equity compensation plans not approved by security holders	—	—	—
Total	38,100	$90.00	635,652

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 3000 Index and a peer group of four companies, which operate in similar industries to the Company's four operating segments, that includes: AK Steel Holding Corporation, Materion Corporation, Quanex Building Products Corporation and Shiloh Industries Inc. for the five years ended December 31, 2014. The graph and table assume that $100 was invested on December 31, 2009 in each of our common stock, the Russell 3000 index and the peer group, and that all dividends were reinvested. We did not declare or pay any dividends during the comparison period. Material Sciences Corporation was removed from our peer

Page | 12

group in 2014, and is not reflected in the graph and table below, as the company terminated its securities registration on March 31, 2014.

	2009	2010	2011	2012	2013	2014
HNH	$100.00	$542.50	$412.50	$627.92	$1,008.75	$1,917.92
Russell 3000 Index	$100.00	$116.92	$118.12	$137.51	$183.67	$206.73
Peer Group	$100.00	$102.28	$62.28	$59.24	$80.21	$71.40

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

Issuer Purchases of Equity Securities

There were no issuer purchases of its equity securities during the three months ended December 31, 2014.

Item 6.	Selected Financial Data

The following table summarizes certain selected consolidated financial data, which should be read in conjunction with our consolidated financial statements and the notes thereto and with "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K. The selected consolidated financial data has been derived from our annual consolidated financial statements. Certain amounts for prior years have been reclassified to conform to the current year presentation. In particular, the assets, liabilities and income or loss of discontinued operations (see Note 5 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data) have been reclassified into separate lines on the consolidated financial statements to segregate them from continuing operations.

Page | 13

(in thousands, except per share amounts)	2014 (a)	2013 (b)	2012	2011 (c)	2010 (d)
Consolidated Statement of Operations Data:
Net sales	$600,468	$571,164	$498,713	$498,482	$412,650
Operating income	$45,720	$40,203	$38,401	$37,230	$26,696
Income (loss) from continuing operations before tax and equity investment	$39,302	$27,496	$23,861	$20,092	$(5,585)
Income (loss) from continuing operations, net of tax	$15,193	$21,341	$14,224	$128,371	$(6,391)
Income (loss) from continuing operations, net of tax, per share—basic and diluted	$1.23	$1.61	$1.09	$10.22	$(0.52)
Consolidated Balance Sheet Data:
Total assets	$538,759	$509,723	$512,361	$493,190	$353,548
Total debt	$203,403	$157,191	$158,444	$163,281	$171,292

a)
2014 operating income includes asset impairment charges totaling $1.2 million associated with certain equipment owned by the Company's Joining Materials segment located in Toronto, Canada and certain unused, real property owned by the Company's Kasco segment located in Atlanta, Georgia. 2014 income from continuing operations, net of tax includes a $7.1 million loss from our investment in ModusLink.

b)
2013 income from continuing operations before tax and equity investment includes expenses totaling $6.5 million associated with the Company's redemption of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes"). Income from continuing operations, net of tax in 2013 includes a $6.0 million gain from our investment in ModusLink.

c)	Income from continuing operations, net of tax in 2011 reflects a tax benefit of $108.3 million, primarily due to the reversal of a deferred income tax valuation allowance.

d)
2010 operating income includes a gain of $1.3 million related to insurance proceeds from a fire claim settlement, $0.5 million of costs related to restructuring activities and a $1.6 million asset impairment charge associated with certain unused, real property located in Atlanta, Georgia.

Page | 14

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of HNH's consolidated results of operations for the years ended December 31, 2014, 2013 and 2012. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A - Risk Factors."

Business Segments

HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials and Kasco. Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measures of segment profitability reviewed by the Company's management. For a more complete description of the Company's business segments, see "Item 1 - Business - Products and Product Mix."

Recent Developments

During 2014, we entered into a series of transactions to improve liquidity, enhance our product offerings and position us for growth in our niche markets.

•
We entered into an agreement to sell Arlon, LLC, which operations comprised substantially all of the Company's former Arlon segment for $157.0 million in cash, subject to a working capital adjustment and certain potential reductions as provided in the purchase agreement. The closing of the sale occurred in January 2015.

•
We sent a letter to JPS Industries, Inc. ("JPS") stating our willingness to enter into a definitive merger agreement to acquire all of the outstanding shares of common stock of JPS not already owned by HNH’s affiliates for $10.00 per share in cash.

•
We amended our senior secured credit facility to, among other things, provide for an up to $365.0 million senior secured revolving credit facility, eliminate usage restrictions based on a defined borrowing base and reduce the applicable interest rate margin on outstanding borrowings.

•	We completed the repurchase of a total of 2,342,226 shares of the Company's common stock for a total cost of approximately $60.6 million, including related fees and expenses.

•	We made investments in capital projects totaling $12.7 million.

•	We purchased an additional 441,835 shares of ModusLink common stock, increasing the Company's and its affiliates' combined ownership percentage in ModusLink to 27.7%.

On January 26, 2015, the Company issued a press release announcing that HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPH Group Holdings LLC ("SPHG Holdings"), a subsidiary of SPLP, and with respect to the shares owned by SPHG Holdings, in exchange for common stock of the Company. On February 23, 2015, HNH announced that it was extending the expiration of the tender offer from February 26, 2015 to March 9, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

The results of operations of Arlon, LLC have been reported as a discontinued operation in the Company's consolidated financial statements for all periods, and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The Company's consolidated operating results for the years ended December 31, 2014 and 2013 are summarized in the following table:

Page | 15

	Year Ended
	December 31,
(in thousands)	2014	2013
Net sales	$600,468	$571,164
Gross profit	164,779	159,822
Gross profit margin	27.4%	28.0%
Selling, general and administrative expenses	114,141	114,413
Pension expense	3,739	5,206
Asset impairment charges	1,179	—
Operating income	45,720	40,203
Other:
Interest expense	7,544	13,662
Realized and unrealized gain on derivatives	(1,307)	(1,195)
Other expense	181	240
Income from continuing operations before tax and equity investment	39,302	27,496
Tax provision	17,008	12,161
Loss (gain) from associated company, net of tax	7,101	(6,006)
Income from continuing operations, net of tax	$15,193	$21,341

Net Sales

Net sales for the year ended December 31, 2014 increased by $29.3 million, or 5.1%, to $600.5 million, as compared to $571.2 million in 2013. The change in net sales reflects approximately $26.7 million in incremental sales associated with our recent acquisitions and a net increase from core growth of approximately $27.8 million, which were partially offset by a reduction of approximately $25.2 million in net sales due to lower average precious metal prices, principally due to silver. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of the Company's integration activities, provided incremental net sales of approximately $16.7 million and $10.0 million, respectively, during the year ended December 31, 2014. Excluding the impact of these acquisitions, value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $27.8 million on higher volume, primarily from the Building Materials and Joining Materials segments, which were partially offset by lower sales volume from the Tubing segment. The average silver market price was approximately $19.05 per troy ounce during 2014, as compared to $23.79 per troy ounce in 2013.

Gross Profit

Gross profit for the year ended December 31, 2014 increased to $164.8 million, as compared to $159.8 million in 2013. Gross profit as a percentage of net sales decreased to 27.4%, as compared to 28.0% in 2013. The decrease of 0.6% was principally due to unfavorable production variances in the Tubing segment driven by lower sales volume, along with higher international freight costs and a change in product mix in the Building Materials segment, which were partially offset by favorable sales mix in the Joining Materials segment. The change in gross profit reflects approximately $4.0 million in incremental gross profit associated with our recent acquisitions and a net increase from core growth of approximately $4.0 million, which were partially offset by a reduction of approximately $3.0 million in gross profit due to lower average precious metal prices. The acquisitions of Wolverine Joining and PAM, net of sales volume transferred to or from the acquired business units as part of the Company's integration activities, provided incremental gross profit of approximately $1.2 million and $2.8 million, respectively, for the year ended December 31, 2014. Higher sales volume from the Building Materials and Joining Materials segments led to the increase in gross profit from our core business, which was partially offset by unfavorable production variances, leading to a decline in gross profit margin, in the Tubing segment due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2014 were $114.1 million, as compared to $114.4 million in 2013. The $0.3 million reduction in 2014 was driven by a decrease of approximately $3.4 million from our core business in 2014, primarily due to the recording of insurance reimbursements totaling $3.1 million, as compared to

Page | 16

similar reimbursements of $1.1 million in 2013, as well as lower benefit costs and reduced business development expenses, which were partially offset by approximately $3.1 million in incremental expenses from the Wolverine Joining and PAM acquisitions.

Pension Expense

Non-cash pension expense was $3.7 million for the year ended December 31, 2014, which was $1.5 million lower than 2013. The decrease in non-cash pension expense was primarily due to an increase in the discount rate utilized to determine net periodic pension costs, based on rising interest rates, as well as strong returns on pension plan assets during 2013. We currently expect non-cash pension expense to be approximately $8.3 million in 2015.

Asset Impairment Charges

In the fourth quarter of 2014, a non-cash asset impairment charge of $0.6 million was recorded related to certain equipment owned by the Company's Joining Materials segment located in Toronto, Canada, which will either be sold or scrapped as part of the Company's continued integration activities associated with the Wolverine Joining acquisition. In addition, the Company recorded a $0.6 million asset impairment charge associated with certain unused, real property owned by the Company's Kasco segment located in Atlanta, Georgia in the fourth quarter of 2014.

Interest Expense

Interest expense for the year ended December 31, 2014 was $7.5 million, as compared to $13.7 million in 2013. Interest expense for the year ended December 31, 2013 included a $5.7 million loss associated with the Company's redemption of its Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The Company's average interest rate was also lower for the year ended December 31, 2014, principally due to the Company's redemption of the Subordinated Notes and a decrease in the applicable interest rate margin associated with the Company's new senior credit facility, but was offset by increased average borrowing levels in the second half of 2014.

Realized and Unrealized Gain on Derivatives

Realized and unrealized gain (loss) on derivatives for the years ended December 31, 2014 and 2013 were as follows:

(in thousands)	Year Ended
	December 31,
Derivative	2014	2013
Commodity contracts (economic hedges)	$1,307	$1,988
Derivative features of Subordinated Notes	—	(793)
Total realized and unrealized gain on derivatives	$1,307	$1,195

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged. The $1.3 million gain in the year ended December 31, 2014 was primarily driven by a 19.9% average silver price decrease during the year. In addition, the Company's Subordinated Notes had embedded call premiums and warrants associated with them. The Company treated the fair value of these features together as both a discount on the debt and a derivative liability prior to the redemption of the Subordinated Notes and warrants in the first quarter of 2013. Upon redemption, the value of the derivative was removed from the balance sheet and such write-off is included in the $0.8 million loss noted above.

Tax Provision

For the years ended December 31, 2014 and 2013, tax provisions from continuing operations of $17.0 million and $12.2 million, respectively, were recorded. The effective tax rates in the years ended December 31, 2014 and 2013 were 43.3% and 44.2%, respectively. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income.

Loss (Gain) from Associated Company

Page | 17

As described in Note 10 to its consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data," the Company concluded that it gained significant influence over the operating and financial policies of ModusLink during the first quarter of 2013. The $6.0 million gain from associated company, net of tax, for the year ended December 31, 2013 includes the impact of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings. HNH has elected the option to value its investment in ModusLink using fair value in order to more appropriately reflect the value of the investment in its consolidated financial statements, and the loss recorded during the year ended December 31, 2014 is due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2014 and 2013:

	Year Ended
	December 31,
(in thousands)	2014	2013	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$207,320	$195,187	$12,133	6.2%
Tubing	81,264	91,002	(9,738)	(10.7)%
Building Materials	253,644	226,806	26,838	11.8%
Kasco	58,240	58,169	71	0.1%
Total net sales	$600,468	$571,164	$29,304	5.1%
Segment operating income:
Joining Materials (a)	$19,428	$16,624	$2,804	16.9%
Tubing	13,340	17,434	(4,094)	(23.5)%
Building Materials	30,217	27,789	2,428	8.7%
Kasco (b)	3,176	4,496	(1,320)	(29.4)%
Total segment operating income	$66,161	$66,343	$(182)	(0.3)%

a)
The results of the Joining Materials segment in 2014 include an non-cash impairment charge of $0.6 million related to certain equipment located in Toronto, Canada, which will either be sold or scrapped as part of the Company's continued integration activities associated with the Wolverine Joining acquisition.

b)	The results of the Kasco segment in 2014 include an non-cash impairment charge of $0.6 million related to certain unused, real property located in Atlanta, Georgia.

Joining Materials

For the year ended December 31, 2014, the Joining Materials segment net sales increased by $12.1 million, or 6.2%, to $207.3 million, as compared to net sales of $195.2 million in 2013. The change in net sales reflects approximately $16.7 million in incremental sales associated with the acquisition of Wolverine Joining and a net increase from core growth of approximately $20.6 million, which were partially offset by a reduction of approximately $25.2 million in net sales due to lower average precious metal prices, primarily due to a $4.74 per troy ounce decline in the average market price of silver. The core growth of approximately $20.6 million was due to overall higher sales volume, including increased sales for our distributed product and aluminum product lines, partially offset by softness from the European and refining markets.

Segment operating income for the year ended December 31, 2014 increased by $2.8 million, or 16.9%, to $19.4 million, as compared to $16.6 million in 2013, as a result of higher sales volume and favorable product mix, which were partially offset by reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower average precious metal prices, as well as due to higher severance and recruitment costs incurred in the year ended December 31, 2014. The effect of lower average precious metal prices reduced operating income by approximately $3.0 million versus 2013.

Tubing

Page | 18

For the year ended December 31, 2014, the Tubing segment net sales decreased by $9.7 million, or 10.7%, to $81.3 million, as compared to $91.0 million in 2013. The decrease was primarily driven by lower sales volume of our seamless stainless steel tubing products in the chemical processing and oil and gas markets, partially offset by increased seamless stainless steel tubing sales in our precision materials product line and higher welded carbon steel tubing sales for the transportation market.

Segment operating income for the year ended December 31, 2014 decreased by $4.1 million, or 23.5%, to $13.3 million, as compared to $17.4 million in 2013. Gross profit was lower for the year ended December 31, 2014, as compared 2013, driven by the lower sales volume and associated unfavorable production variances.

Building Materials

For the year ended December 31, 2014, the Building Materials segment net sales increased by $26.8 million, or 11.8%, to $253.6 million, as compared to $226.8 million in 2013. The acquisition of PAM provided incremental net sales of approximately $10.0 million within the Building Materials segment for the year ended December 31, 2014, and sales of both roofing and FastenMaster products were higher, as compared to 2013, due to strong demand for roofing products in the private label sales channel and FastenMaster products from home centers and lumberyards.

Segment operating income increased by $2.4 million, or 8.7%, to $30.2 million for the year ended December 31, 2014, as compared to $27.8 million in 2013. Gross profit margin for the year ended December 31, 2014 was lower as compared to 2013, primarily due to higher international freight costs and a change in product mix. Higher SG&A reflected increased employee headcount and product development expenses. The acquisition of PAM provided incremental operating income of approximately $1.0 million within the Building Materials segment for the year ended December 31, 2014.

Kasco

Kasco segment net sales were $58.2 million for both the years ended December 31, 2014 and 2013, as sales improvements from its domestic operations were offset by lower sales from its Canadian operations.

Segment operating income decreased by $1.3 million, or 29.4%, to $3.2 million for the year ended December 31, 2014, as compared to $4.5 million in 2013. The reduced operating income was primarily due to higher overhead and severance costs, as compared with 2013, and reduced route productivity in the first quarter of 2014 due to adverse weather conditions. Kasco also recorded a $0.6 million asset impairment charge associated with certain unused, real property located in Atlanta, Georgia in the fourth quarter of 2014.

Comparison of the Years Ended December 31, 2013 and 2012

The Company's consolidated operating results for the years ended December 31, 2013 and 2012 are summarized in the following table:

Page | 19

	Year Ended
	December 31,
(in thousands)	2013	2012
Net sales	$571,164	$498,713
Gross profit	159,822	143,500
Gross profit margin	28.0%	28.8%
Selling, general and administrative expenses	114,413	101,904
Pension expense	5,206	3,195
Operating income	40,203	38,401
Other:
Interest expense	13,662	16,688
Realized and unrealized gain on derivatives	(1,195)	(2,582)
Other expense	240	434
Income from continuing operations before tax and equity investment	27,496	23,861
Tax provision	12,161	9,637
Gain from associated company, net of tax	(6,006)	—
Income from continuing operations, net of tax	$21,341	$14,224

Net Sales

Net sales for the year ended December 31, 2013 increased by $72.5 million, or 14.5%, to $571.2 million, as compared to $498.7 million in 2012. Value added sales increased by $92.2 million on higher volume, primarily from the Joining Materials segment, including the acquisition of Wolverine Joining, the Tubing segment, and the Building Materials segment, and were partially offset by the impact of lower average precious metal prices of approximately $19.8 million, principally due to silver. The average silver market price was approximately $23.79 per troy ounce in the year ended December 31, 2013, as compared to $31.17 per troy ounce in 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39.8 million in the year ended December 31, 2013, and the December 31, 2012 acquisition of Hickman provided incremental net sales of $17.1 million in 2013.

Gross Profit

Gross profit for the year ended December 31, 2013 increased to $159.8 million, as compared to $143.5 million in 2012. Gross profit as a percentage of net sales decreased to 28.0%, as compared to 28.8% in 2012. The decrease of 0.8% was due to unfavorable product mix and reduced profit generated on the material portion of our products in the Joining Materials segment, due principally to lower precious metal prices, which were partially offset by favorable product mix in the Tubing segment and increased sales of higher-margin branded fasteners in the Building Materials segment. The acquisition of Wolverine Joining provided incremental gross profit of approximately $3.6 million during the year ended December 31, 2013, and the acquisition of Hickman provided incremental gross profit of $7.5 million in 2013.

Selling, General and Administrative Expenses

SG&A for the year ended December 31, 2013 was $114.4 million, as compared to $101.9 million in 2012. This increase was primarily due to the Company's recent acquisitions, including related integrations costs and acquisition fees, as well as the Company's overall higher sales volume in 2013. Incremental costs directly associated with the recent acquisitions totaled approximately $7.2 million. These increases were partially offset by an insurance reimbursement of $1.1 million received for previously incurred environmental remediation costs.

Pension Expense

Non-cash pension expense was $5.2 million for the year ended December 31, 2013, which was $2.0 million higher than in 2012. The increase in non-cash pension expense was primarily due to the fact that historical investment returns on the assets of the WHX Pension Plan have been lower than actuarial assumptions. Such actuarial losses are amortized and result in an increase in pension expense over the amortization period.

Page | 20

Interest Expense

Interest expense for the year ended December 31, 2013 was $13.7 million, as compared to $16.7 million in 2012. Interest expense for the year ended December 31, 2013 included a $5.7 million loss associated with the Company's redemption of its Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. This loss was offset by a lower average interest rate in the year ended December 31, 2013, principally due to the Company's debt refinancing in the fourth quarter of 2012, which resulted in the write-off of $1.1 million in prior debt issuance costs in that period, and the redemption of the Subordinated Notes.

Realized and Unrealized Gain on Derivatives

Realized and unrealized gain (loss) on derivatives for the years ended December 31, 2013 and 2012 were as follows:

(in thousands)	Year Ended
	December 31,
Derivative	2013	2012
Commodity contracts (economic hedges)	$1,988	$522
Derivative features of Subordinated Notes	(793)	2,060
Total realized and unrealized gain on derivatives	$1,195	$2,582

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged. The $2.0 million gain in the year ended December 31, 2013 was primarily driven by a 23.7% average silver price decrease during the year.

In addition, the Company's Subordinated Notes had embedded call premiums and warrants associated with them. Prior to redemption of the Subordinated Notes in the first quarter of 2013, the Company treated the fair value of these features together as both a discount on the debt and a derivative liability. The discount was being amortized over the 7-year life of the notes as an adjustment to interest expense, and the derivative was marked to market at each balance sheet date. Interest rates and the market price of HNH's stock were significant factors that influenced the valuation of the derivative. Upon redemption, the value of the derivative was removed from the balance sheet and such write-off is included in the $0.8 million loss noted above.

Tax Provision

For the years ended December 31, 2013 and 2012, tax provisions from continuing operations of $12.2 million and $9.6 million, respectively, were recorded. The effective tax rates in the years ended December 31, 2013 and 2012 were 44.2% and 40.4%, respectively. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income.

Gain from Associated Company

As indicated above, the Company concluded that it gained significant influence over the operating and financial policies of ModusLink during the first quarter of 2013. The $6.0 million gain from associated company was due primarily to increases in the share price of ModusLink's common stock, which were partially offset by the impact of the reclassification of the Company's historical unrealized loss associated with this investment from accumulated other comprehensive loss to earnings.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2013 and 2012:

Page | 21

	Year Ended
	December 31,
(in thousands)	2013	2012	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$195,187	$174,621	$20,566	11.8%
Tubing	91,002	80,849	10,153	12.6%
Building Materials	226,806	189,106	37,700	19.9%
Kasco	58,169	54,137	4,032	7.4%
Total net sales	$571,164	$498,713	$72,451	14.5%
Segment operating income:
Joining Materials (a)	$16,624	$23,942	$(7,318)	(30.6)%
Tubing	17,434	14,258	3,176	22.3%
Building Materials	27,789	22,172	5,617	25.3%
Kasco	4,496	4,431	65	1.5%
Total segment operating income	$66,343	$64,803	$1,540	2.4%

a)
The results of the Joining Materials segment for 2012 include a gain of $0.6 million, resulting from the liquidation of precious metal inventory valued at LIFO cost. No similar gain was recorded in 2013 due to an increase in ending inventory quantities.

Joining Materials

For the year ended December 31, 2013, the Joining Materials segment net sales increased by $20.6 million, or 11.8%, to $195.2 million, as compared to net sales of $174.6 million in 2012. The increase in net sales was driven by higher sales volume, including the acquisition of Wolverine Joining, partially offset by a decrease of approximately $7.38 per troy ounce in the average market price of silver in the year ended December 31, 2013, as compared to 2012, as well as lower demand from the mining and exploration sectors. The effect of lower average precious metal prices reduced net sales by approximately $19.8 million, as compared to 2012. The acquisition of Wolverine Joining provided incremental net sales of approximately $39.8 million during the year ended December 31, 2013.

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

Tubing

For the year ended December 31, 2013, the Tubing segment net sales increased by $10.2 million, or 12.6%, to $91.0 million, as compared to $80.8 million in 2012. The increase was primarily driven by higher sales volume of our seamless stainless steel tubing products for the oil and gas and chemical processing sectors served by the Tubing segment.

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

Page | 22

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

Discussion of Consolidated Cash Flows

Comparison of the Years Ended December 31, 2014 and 2013

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2014 and 2013:

	Year Ended
(in thousands)	2014	2013
Net cash provided by operating activities	$50,689	$49,163
Net cash used in investing activities	(11,902)	(36,875)
Net cash used in financing activities	(17,143)	(17,422)
Net change for the year	$21,644	$(5,134)

Operating Activities

Operating cash flows for the year ended December 31, 2014 provided $50.7 million, as compared to $49.2 million in 2013, reflecting an increase in operating income of $5.5 million, which was partially offset by an increase in working capital. Trade and other receivables used $0.8 million during 2014, as compared to a source of $6.0 million in 2013, and inventories used $5.4 million during 2014, as compared to a source of $2.4 million in 2013. Such usages from both trade and other receivables and inventories reflect higher net sales in the fourth quarter of 2014, as compared to the fourth quarter in 2013. Other current liabilities used $18.6 million during 2014, as compared to $14.4 million in 2013, primarily due to higher pension contributions of $20.5 million during 2014, as compared to $13.1 million in 2013. Prepaid and other current assets provided $2.2 million during 2014, as compared to a use of $3.3 million in 2013, primarily due to the Company's precious metal hedging activities. Discontinued operations provided $18.6 million during 2014, as compared to $11.8 million in 2013.

Investing Activities

Investing activities used $11.9 million of cash for the year ended December 31, 2014 and used $36.9 million during 2013. Capital spending of $12.7 million in 2014 was comparable with $11.7 million in 2013. Investing activities included acquisition costs of $68.6 million, primarily related to Wolverine Joining and PAM in 2013, and also included proceeds from sale of discontinued operations of $45.3 million. The Company received $3.7 million during the third quarter of 2014 from the prior year sale of Continental, which was previously held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. During 2014, the Company also invested approximately $1.5 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the year ended December 31, 2014, the Company's financing activities used $17.1 million of cash. Net term loan repayments totaled $116.3 million, and the Company used $60.6 million for the repurchase of its common stock. Borrowings under the Company's revolving credit facilities increased by $162.4 million. The Company also initiated $12.6 million in borrowings

Page | 23

on its new WHX CS Loan facility during the third quarter of 2014, which were fully repaid during the same quarter. The changes in the Company's financing structure during 2014 were primarily the result of the Company's entry into an amended and restated senior credit agreement on August 29, 2014, which also resulted in payments of approximately $3.2 million for deferred finance charges.
During 2013, the Company increased net borrowings on its revolving credit facility by $31.0 million and borrowed an additional $10.0 million on its senior term loan. These increases were offset by $36.3 million used for the repurchase of the Company's remaining Subordinated Notes and repayments of $9.3 million on its domestic term loans. The Company also used $9.8 million for the repurchase of its common stock during the year ended December 31, 2013.

Comparison of the Years Ended December 31, 2013 and 2012

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2013 and 2012:

	Year Ended
(in thousands)	2013	2012
Net cash provided by operating activities	$49,163	$58,439
Net cash used in investing activities	(36,875)	(37,882)
Net cash used in financing activities	(17,422)	(12,230)
Net change for the year	$(5,134)	$8,327

Operating Activities

Operating cash flows for the year ended December 31, 2013 were $9.3 million lower, as compared to 2012, primarily due an $18.6 million decline in operating cash flows from discontinued operations. Prepaid and other current assets used $3.3 million for the year ended December 31, 2013, as compared to $1.2 million provided in 2012, primarily due to precious metal hedging activities. Inventory provided $2.4 million for the year ended December 31, 2013, as compared to a use of $0.8 million in 2012, primarily due to lower precious metal prices in 2013. Other current liabilities used $14.4 million in 2013 as compared to $15.7 million used in 2012, primarily due to higher accounts payable levels as a result of increased sales volume in 2013.

Investing Activities

Investing activities used $36.9 million for the year ended December 31, 2013 and used $37.9 million in 2012. The investing activities in 2013 included acquisition consideration of $68.6 million, primarily related to the acquisitions of Wolverine Joining and PAM, as compared to $12.4 million in 2012. The 2013 balance also included proceeds from the sale of discontinued operations of $45.3 million. Capital spending in 2013 of $11.7 million was lower than the $15.2 million in 2012, primarily due to the purchase of a new building in the Building Materials segment and a facility expansion project in the Tubing segment during 2012. During 2012, the Company invested approximately $6.3 million, including brokerage commissions, in the common stock of ModusLink.

Financing Activities

For the year ended December 31, 2013, the Company increased net borrowings on its revolving credit facility by $31.0 million and borrowed an additional $10.0 million on its senior term loan. These increases were offset by $36.3 million used for the repurchase of the Company's remaining Subordinated Notes and repayments of $9.3 million on its domestic term loans. The Company also used $9.8 million for the repurchase of its common stock during the year ended December 31, 2013.

During 2012, the Company's financing activities used $12.2 million of cash. This included net borrowings of $25.5 million on its domestic term loans, net repayments of $23.8 million on its revolving credit facilities and $10.8 million for the repurchase of Subordinated Notes during the year ended December 31, 2012.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of December 31, 2014, the Company's current assets totaled $258.5 million, its current liabilities totaled $77.5 million and its net working capital was $181.1 million, as compared to net working capital of $147.7 million as of December 31, 2013. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and

Page | 24

for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan for 2015, 2016, 2017, 2018, 2019 and for the five years thereafter of $17.1 million, $13.9 million, $14.8 million, $17.0 million, $18.6 million and $59.5 million, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365.0 million senior secured revolving credit facility. As of December 31, 2014, H&H Group's availability under its senior secured revolving credit facility was $101.0 million, and as of January 31, 2015, it was $178.2 million, reflecting the sale of Arlon, LLC. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value. Consistent with this philosophy, as indicated above, the Company has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of JPS. If all shares are tendered, the Company would exchange approximately $60.1 million in cash and 863,946 shares of its common stock. On February 23, 2015, HNH announced that it was extending the expiration of the tender offer from February 26, 2015 to March 9, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement. In addition, we entered into an agreement in December 2014 to sell Arlon, LLC, which operations comprised substantially all of the Company's former Arlon segment for $157.0 million in cash, subject to a working capital adjustment and certain potential reductions as provided in the purchase agreement. The closing of the sale occurred in January 2015.

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2014 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$202,801	$6,378	$3,048	$193,375	$—
Estimated interest expense (a)(b)	$24,136	$5,011	$9,620	$9,505	$—
Minimum pension contributions (c)	$140,900	$17,100	$28,700	$35,600	$59,500
Lease commitments	$9,505	$3,059	$4,105	$1,628	$713

a)	Assumes repayment of the $193.4 million outstanding balance on H&H Group's senior secured revolving credit facility on its August 29, 2019 contractual maturity date.

Page | 25

b)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2014. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

c)
Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events.

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Although it maintains insurance coverage for certain environmental matters, the Company could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws. The Company has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which it has disposed of hazardous substances. As of December 31, 2014, the Company established a reserve totaling $2.4 million with respect to certain presently estimated environmental remediation costs. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, the Company expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards. Compliance with such requirements may make it necessary for the Company to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to it.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold and 1,392 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2014 was $15.75, $1,199.25, and $798.00, respectively.

Critical Accounting Policies

The Company's discussion and analysis of financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. At December 31, 2014, the Company had recorded goodwill totaling $68.3 million. Goodwill is reviewed annually for impairment in accordance with U.S. GAAP as of the end of the fourth quarter. Goodwill impairment testing consists of a two-step process. Step 1 of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Accounting Standards Update ("ASU") 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances

Page | 26

leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company utilized a qualitative approach to assess its goodwill as of its most recent assessment date.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Five reporting units of the Company, including two associated with the former Arlon segment which has been reported as a discontinued operation in the Company’s consolidated financial statements, have goodwill assigned to them. The results of the Company's goodwill impairment testing indicated no impairment for all periods presented, and, based on its most recent assessment, the Company does not believe that any of its reporting units is at risk of failing Step 1 of the goodwill impairment test.

In evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company assesses relevant events and circumstances, including: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other entity-specific events. The Company's current expectations associated with such factors could differ from future results, and the recoverability of goodwill may be impacted if the Company's estimated future operating cash flows are not achieved. The Company also uses judgment in assessing whether assets may have become impaired between annual impairment tests. Circumstances that could trigger an interim impairment test include, but are not limited to: the occurrence of a significant change in circumstances, such as continuing adverse business conditions or legal factors; an adverse action or assessment by a regulator; unanticipated competition; loss of key personnel; the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed; or results of testing for recoverability of a significant asset group within a reporting unit.

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also estimates the depreciable lives of property, plant and equipment, and reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be recoverable. The Company performs such assessments at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, which is generally at the plant level or the reporting unit level, dependent on the level of interdependencies in the Company's operations. Impairment losses are recorded on long-lived assets when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company considers various factors in determining whether an impairment test is necessary, including among other things: a significant or prolonged deterioration in operating results and projected cash flows; significant changes in the extent or manner in which assets are used; technological advances with respect to assets which would potentially render them obsolete; the Company's strategy and capital planning; and the economic climate in the markets it serves. When estimating future cash flows and if necessary, fair value, the Company makes judgments as to the expected utilization of assets and estimated future cash flows related to those assets. The Company considers historical and anticipated future results, general economic and market conditions, the impact of planned business and operational strategies and other information available at the time the estimates are made. The Company believes these estimates are reasonable; however, changes in circumstances or conditions could have a significant impact on its estimates, which might result in material impairment charges in the future.

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

Pension and Other Post-Retirement Benefit Costs

The Company maintains qualified and non-qualified pension plans and other post-retirement benefit plans. The Company recorded pension expense of $3.7 million for the year ended December 31, 2014, and, at December 31, 2014, the Company had recorded pension liabilities totaling $208.4 million. Pension benefits are generally based on years of service and the amount of compensation at the time of retirement. However, the qualified pension benefits have been frozen for all participants.

The Company's pension and other post-retirement benefit costs are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount and mortality rates, and expected long-term rates of return on plan assets. Material changes in the Company's pension and other post-retirement benefit costs may occur in the future due to changes in these

Page | 27

assumptions, changes in the number of plan participants, changes in the level of benefits provided, changes to the level of contributions to these plans and other factors.

The Company determines its actuarial assumptions for its pension and other post-retirement plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement expense for the following year. The discount rate assumption is derived from the rate of return on high quality bonds as of December 31 of each year.

The WHX Pension Plan's assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liability on the consolidated balance sheet. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and the nature of some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available.

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the Company's pension plan is summarized as follows:

Assumptions	Income Statement Impact (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate:
+1% increase	$0.8	$(48.4)
-1% decrease	$(1.0)	$57.9

Expected return on assets:
+1% increase	$(3.1)	N/A
-1% decrease	$3.2	N/A

(1) Estimated impact on 2015 annual net periodic benefit costs.
(2) Estimated impact on December 31, 2014 pension liability.

Income Taxes

The Company recorded a tax provision from continuing operations of $17.0 million for the year ended December 31, 2014, and current and non-current deferred income tax assets, after valuation allowances, totaling $26.7 million and $71.7 million, respectively, at December 31, 2014. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it conducts business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred income tax assets and liabilities, which are included on the consolidated balance sheet. The Company must assess the likelihood that deferred income tax assets will be realized. A valuation allowance is recognized to reduce deferred income tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which it does business, which is susceptible to change and may or may not occur, as well as on the estimated timing of the reversal of temporary differences, which give rise to its deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that the Company may be able to implement, changes to the valuation allowance could impact its financial position and results of operations.

Page | 28

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

Environmental Remediation

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, which is a critical accounting estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At December 31, 2014, total accruals for environmental remediation were $2.4 million. This reserve may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs, unfavorably impacting the Company's financial position and results of operations.

New or Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for the Company's 2015 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

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

HNH's quantitative and qualitative disclosures about market risk include forward-looking statements. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Page | 29

Commodity Prices:

In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of natural gas, electricity, precious metals, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and to allow operating results to reflect market price movements dictated by supply and demand.

HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification 815, Derivatives and Hedging. As of December 31, 2014, HNH had entered into futures contracts with settlement dates ranging from February 2015 to March 2015, for silver with a total value of $10.5 million, for gold with a total value of $0.2 million, for copper with a total value of $0.8 million and for tin with a total value of $0.7 million.

Certain customers and suppliers of HNH's subsidiary, H&H, choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on HNH's consolidated balance sheet. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold and 1,392 ounces of palladium.

To the extent that we have not mitigated our exposure to changing raw material and energy prices, we may not be able to increase our prices to our customers to offset such potential raw material or energy price fluctuations, which could have a material adverse effect on our results of operations and operating cash flows.

Interest Rates:

The fair value of the Company's cash and cash equivalents, trade and other receivables, trade payables and short-term borrowings approximate their carrying values and are relatively insensitive to changes in interest rates due to the short-term maturities of these instruments or the variable nature of the associated interest rates.

At December 31, 2014, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, these instruments may be relatively sensitive to the effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $2.0 million on an annual basis based on total debt outstanding at December 31, 2014. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity. To manage our interest rate risk exposure, we entered into two interest rate swap agreements to reduce our exposure to interest rate fluctuations. The terms of these agreements are described in Note 11 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

A reduction in long-term interest rates could also materially increase HNH's cash funding obligations to the WHX Pension Plan.

Investments:

The Company holds an investment in the common stock of ModusLink and has elected the option to value its investment in ModusLink using fair value, calculated based on the closing market price for ModusLink common stock. The value of this investment decreased from $34.0 million at December 31, 2013 to $23.9 million at December 31, 2014 due primarily to changes in the share price of ModusLink's common stock. Fluctuations in the price of ModusLink common stock are subject to market fluctuations and other factors, which are not directly linked to the financial and operational performance of the Company.

Foreign Currency Exchange Rates:

Page | 30

HNH manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Most of its operating costs for its non-U.S. operations are denominated in local currencies. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks. During the years ended December 31, 2014, 2013 and 2012, the Company incurred losses from foreign currency fluctuations totaling $0.3 million, $0.3 million and $0.6 million, respectively.

Page | 31

Item 8.	Financial Statements and Supplementary Data

Page | 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.
White Plains, New York

We have audited the accompanying consolidated balance sheets of Handy & Harman Ltd. and subsidiaries (the "Company") as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Handy & Harman Ltd.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 27, 2015

Page | 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.
White Plains, New York

We have audited Handy & Harman Ltd. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Handy & Harman Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Handy & Harman Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Handy & Harman Ltd. as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders' equity, and cash flows for the years then ended and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 27, 2015

Page | 34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.

We have audited the consolidated balance sheet of Handy & Harman Ltd. (a Delaware corporation) and subsidiaries (the "Company") as of December 31, 2012 (not presented herein), and the related consolidated statements of income, comprehensive (loss) income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York
February 28, 2013 (except Note 5, as to which the date is February 27, 2015)

Page | 35

HANDY & HARMAN LTD.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except par value)	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$31,649	$10,300
Trade and other receivables - net of allowance for doubtful accounts of $1,742 and $1,590, respectively	59,463	63,322
Inventories, net	63,929	59,170
Deferred income tax assets - current	26,719	20,507
Prepaid and other current assets	7,111	8,930
Assets of discontinued operations	69,673	68,144
Total current assets	258,544	230,373
Property, plant and equipment at cost, less accumulated depreciation	67,621	66,461
Goodwill	68,253	68,214
Other intangibles, net	33,338	36,329
Investment in associated company	23,936	33,983
Deferred income tax assets	71,710	59,686
Other non-current assets	15,357	14,677
Total assets	$538,759	$509,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$30,805	$29,103
Accrued liabilities	23,368	24,514
Accrued environmental liabilities	2,424	3,213
Short-term debt	602	304
Current portion of long-term debt	6,378	12,818
Deferred income tax liabilities - current	186	433
Liabilities of discontinued operations	13,698	12,321
Total current liabilities	77,461	82,706
Long-term debt	196,423	144,069
Accrued pension liability	208,388	142,540
Other post-retirement benefit obligations	2,914	2,501
Other liabilities	4,184	4,035
Total liabilities	489,370	375,851
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,580 and 13,444 shares, respectively	136	134
Accumulated other comprehensive loss	(235,822)	(181,931)
Additional paid-in capital	570,256	565,441
Treasury stock, at cost - 2,800 and 458 shares, respectively	(70,375)	(9,796)
Accumulated deficit	(214,806)	(239,976)
Total stockholders' equity	49,389	133,872
Total liabilities and stockholders' equity	$538,759	$509,723

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 36

HANDY & HARMAN LTD.
Consolidated Income Statements

	Year Ended December 31,
(in thousands, except per share)	2014	2013	2012
Net sales	$600,468	$571,164	$498,713
Cost of goods sold	435,689	411,342	355,213
Gross profit	164,779	159,822	143,500
Selling, general and administrative expenses	114,141	114,413	101,904
Pension expense	3,739	5,206	3,195
Asset impairment charges	1,179	—	—
Operating income	45,720	40,203	38,401
Other:
Interest expense	7,544	13,662	16,688
Realized and unrealized gain on derivatives	(1,307)	(1,195)	(2,582)
Other expense	181	240	434
Income from continuing operations before tax and equity investment	39,302	27,496	23,861
Tax provision	17,008	12,161	9,637
Loss (gain) from associated company, net of tax	7,101	(6,006)	—
Income from continuing operations, net of tax	15,193	21,341	14,224
Discontinued operations:
Income from discontinued operations, net of tax	9,935	5,789	12,236
Gain on disposal of assets, net of tax	42	14,899	21
Net income from discontinued operations	9,977	20,688	12,257
Net income	$25,170	$42,029	$26,481
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$1.23	$1.61	$1.09
Discontinued operations, net of tax, per share	0.81	1.56	0.94
Net income per share	$2.04	$3.17	$2.03
Weighted-average number of common shares outstanding	12,334	13,251	13,032

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 37

HANDY & HARMAN LTD.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net income	$25,170	$42,029	$26,481

Other comprehensive (loss) income, net of tax:
Changes in pension liability and other post-retirement benefit obligations	(83,887)	68,328	(43,702)
Tax effect of changes in pension liability and other post-retirement benefit obligations	31,924	(25,653)	14,455
Change in market value of securities	—	7,113	(14,948)
Tax effect of change in market value of securities	—	(3,041)	6,054
Foreign currency translation adjustments	(1,928)	(2,510)	362
Other comprehensive (loss) income	(53,891)	44,237	(37,779)

Comprehensive (loss) income	$(28,721)	$86,266	$(11,298)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 38

HANDY & HARMAN LTD.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, January 1, 2012	12,646	$127	$(188,389)	$555,746	$—	$(308,486)	$58,998
Amortization, issuance and forfeitures of restricted stock grants	494	4	—	4,224	—	—	4,228
Unrealized loss on available-for-sale investments, net of tax	—	—	(8,894)	—	—	—	(8,894)
Changes in pension liability and other post-retirement benefit obligations, net of tax	—	—	(29,247)	—	—	—	(29,247)
Foreign currency translation adjustments	—	—	362	—	—	—	362
Net income	—	—	—	—	—	26,481	26,481
Balance, December 31, 2012	13,140	131	(226,168)	559,970	—	(282,005)	51,928
Amortization, issuance and forfeitures of restricted stock grants	304	3	—	5,471	—	—	5,474
Unrealized gain on available-for-sale investments, net of tax	—	—	1,710	—	—	—	1,710
Reclassification of unrealized loss on available-for-sale investments, net of tax	—	—	2,362	—	—	—	2,362
Changes in pension liability and other post-retirement benefit obligations, net of tax	—	—	42,675	—	—	—	42,675
Foreign currency translation adjustments	—	—	(2,510)	—	—	—	(2,510)
Purchases of treasury stock	—	—	—	—	(9,796)	—	(9,796)
Net income	—	—	—	—	—	42,029	42,029
Balance, December 31, 2013	13,444	134	(181,931)	565,441	(9,796)	(239,976)	133,872
Amortization, issuance and forfeitures of restricted stock grants	136	2	—	4,815	—	—	4,817
Changes in pension liability and other post-retirement benefit obligations, net of tax	—	—	(51,963)	—	—	—	(51,963)
Foreign currency translation adjustments	—	—	(1,928)	—	—	—	(1,928)
Purchases of treasury stock	—	—	—	—	(60,579)	—	(60,579)
Net income	—	—	—	—	—	25,170	25,170
Balance, December 31, 2014	13,580	$136	$(235,822)	$570,256	$(70,375)	$(214,806)	$49,389

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 39

HANDY & HARMAN LTD.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from operating activities:
Net income	$25,170	$42,029	$26,481
Net income from discontinued operations	(9,977)	(20,688)	(12,257)
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	13,137	11,927	9,516
Non-cash stock-based compensation	5,105	4,860	4,476
Non-cash loss (gain) from investment in associated company, net of tax	7,101	(6,006)	—
Amortization of debt issuance costs	1,480	852	2,654
Loss on early retirement of debt	—	5,662	1,368
Accrued interest not paid in cash	—	93	1,333
Deferred income taxes	13,414	10,482	6,823
Gain from asset dispositions	(176)	(63)	(145)
Asset impairment charges	1,179	—	—
Non-cash (gain) loss from derivatives	(213)	1,051	(2,389)
Reclassification of net cash settlements on precious metal contracts to investing activities	(1,093)	(2,346)	(193)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(817)	5,960	6,244
Inventories	(5,431)	2,408	(762)
Prepaid and other current assets	2,192	(3,263)	1,185
Other current liabilities	(18,642)	(14,395)	(15,745)
Other items, net	(328)	(1,194)	(566)
Net cash provided by continuing operations	32,101	37,369	28,023
Net cash provided by discontinued operations	18,588	11,794	30,416
Net cash provided by operating activities	50,689	49,163	58,439
Cash flows from investing activities:
Additions to property, plant and equipment	(12,658)	(11,744)	(15,182)
Net cash settlements on precious metal contracts	1,093	2,346	193
Acquisitions, net of cash acquired	—	(68,640)	(12,434)
Proceeds from sale of assets	332	413	2,257
Investments in associated company	(1,499)	—	(6,321)
Proceeds from sale of discontinued operations	3,732	45,334	—
Net cash used in investing activities of discontinued operations	(2,902)	(4,584)	(6,395)
Net cash used in investing activities	(11,902)	(36,875)	(37,882)

Page | 40

	Year Ended December 31,
(in thousands)	2014	2013	2012
Cash flows from financing activities:
Proceeds from term loans - domestic	40,000	10,000	116,838
Proceeds from WHX CS Loan	12,600	—	—
Repayment of WHX CS Loan	(12,600)	—	—
Net revolver borrowings (repayments)	162,425	30,950	(23,849)
Repayments of term loans - domestic	(156,265)	(9,318)	(91,374)
Net borrowings (repayments) on loans - foreign	315	(424)	454
Repurchases of Subordinated Notes	—	(36,307)	(10,847)
Deferred finance charges	(3,175)	(771)	(2,743)
Net change in overdrafts	186	1,761	(1,365)
Purchases of treasury stock	(60,579)	(9,796)	—
Other financing activities	(50)	(424)	(437)
Net cash (used in) provided by financing activities of discontinued operations	—	(3,093)	1,093
Net cash used in financing activities	(17,143)	(17,422)	(12,230)
Net change for the year	21,644	(5,134)	8,327
Effect of exchange rate changes on cash and cash equivalents	(295)	133	133
Cash and cash equivalents at beginning of year	10,300	15,301	6,841
Cash and cash equivalents at end of year	$31,649	$10,300	$15,301

Cash paid during the year for:
Interest	$6,634	$8,704	$11,272
Taxes	$5,497	$7,519	$4,191

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 41

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC ("Bairnco"), formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, inventories, long-lived assets, intangibles, accrued liabilities, income taxes, pension and other post-retirement benefit obligations, and contingencies and litigation. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold when incurred. The Company has also entered into agreements with certain customers under which the Company has agreed to pay rebates to such customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated income statement and are accounted for on an accrual basis. As of December 31, 2014 and 2013, accrued rebates payable totaled $6.1 million and $5.4 million, respectively, and are included in accrued liabilities on the consolidated balance sheet. In limited circumstances, the Company is required to collect and remit sales tax on certain of its sales. The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales in the consolidated income statement.

Cash and Cash Equivalents

Page | 42

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. As of December 31, 2014 and 2013, the Company had cash held in foreign banks of $8.6 million and $6.5 million, respectively. The Company's credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is reduced given that cash balances in U.S. banks are generally utilized to pay down the Company's revolving credit loans (see Note 11 - "Debt"). At December 31, 2014, the Company held cash and cash equivalents which exceeded federally-insured limits by approximately $22.2 million.

Trade Receivables and Allowance for Doubtful Accounts

The Company extends credit to customers based on its evaluation of the customer's financial condition. The Company does not typically require that any collateral be provided by its customers. The Company has established an allowance for accounts that are expected to be uncollectible in the future. This estimated allowance is based primarily on management's evaluation of the financial condition of the customer and historical experience. The Company monitors its trade receivables and charges to expense an amount equal to its estimate of expected credit losses. Accounts that are outstanding longer than contractual payment terms are considered past due. The Company considers a number of factors in determining its estimates, including the length of time its trade receivables are past due, the Company's previous loss history and the customer's current ability to pay its obligation. Trade receivable balances are charged off against the allowance when it is determined that the receivable will not be recovered, and payments subsequently received on such receivables are credited to recovery of accounts written-off. The Company does not typically charge interest on past due receivables.

The Company believes that the credit risk with respect to trade receivables is limited due to the Company's credit evaluation process, the allowance for doubtful accounts that has been established and the diversified nature of its customer base. There were no customers which accounted for more than 10% of consolidated net sales in 2014, 2013 or 2012. In 2014, 2013 and 2012, the 15 largest customers accounted for approximately 31%, 30% and 35% of consolidated net sales, respectively.

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

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.

Derivatives and Risks

Precious Metal and Commodity Risk

H&H's precious metal and commodity inventories are subject to market price fluctuations. H&H enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts.

The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

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

Page | 43

are recorded in current period earnings in the consolidated income statement. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

Interest Rate Risk

HNH enters into interest rate swap agreements in order to economically hedge a portion of its debt, which is subject to variable interest rates. As these derivatives are not designated as accounting hedges under U.S. GAAP, they are accounted for as derivatives with no hedge designation. The Company records the gains and losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges are intended to offset interest rate movements.

Foreign Currency Exchange Rate Risk

The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets or liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage this risk.

Property, Plant and Equipment

Property, plant and equipment is recorded at historical cost. Depreciation of property, plant and equipment is provided principally on the straight line method over the estimated useful lives of the assets, which range as follows: machinery and equipment 3 – 15 years and buildings and improvements 10 – 30 years. Interest cost is capitalized for qualifying assets during the asset's acquisition period. Maintenance and repairs are charged to expense, and renewals and betterments are capitalized. Gain or loss on dispositions is recorded in operating income.

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

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Five reporting units of the Company, including two associated with the former Arlon Electronic Materials ("Arlon") segment which has been reported as a discontinued operation in the consolidated financial statements, have goodwill assigned to them.

Goodwill impairment testing consists of a two-step process. Step 1 of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. Step 2 of the goodwill impairment test involves comparing the implied fair value of the affected reporting unit's goodwill against the carrying value of that goodwill.

Accounting Standards Update ("ASU") 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test discussed above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company utilized a qualitative approach to assess its goodwill as of its most recent assessment date.

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

Page | 44

consolidated balance sheet. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated income statement.

Investment

The Company elected to account for its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value effective March 12, 2013, the date it obtained significant influence over the operating and financial policies of ModusLink.

Stock-Based Compensation

The Company accounts for stock options and restricted stock granted to employees, directors and service providers as compensation expense, which is recognized in exchange for the services received. The compensation expense is based on the fair value of the equity instruments on the grant-date and is recognized as an expense over the service period of the recipients.

Income Taxes

Income taxes currently payable or tax refunds receivable are recorded on a net basis and included in accrued liabilities on the consolidated balance sheet. Deferred income taxes reflect the tax effect of net operating loss carryforwards ("NOLs"), capital loss or tax credit carryforwards, and the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting and income tax purposes, as determined under enacted tax laws and rates. Valuation allowances are established if, based on the weight of available evidence, it is more likely than not that some portion or the entire deferred income tax asset will not be realized. The financial effect of changes in tax laws or rates is accounted for in the period of enactment.

Earnings Per Share

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding during each year. Diluted earnings per share gives effect to dilutive potential common shares outstanding during each year.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income.

Advertising Costs

Advertising costs consist of sales promotion literature, samples, cost of trade shows, and general advertising costs, and are included in selling, general and administrative expenses in the consolidated income statement. Advertising, promotion and trade show costs totaled approximately $3.0 million, $2.6 million and $2.2 million in 2014, 2013 and 2012, respectively.

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

Page | 45

Note 3 – New or Recently Adopted Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on an organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting. The ASU is effective for the Company's 2015 fiscal year and is to be applied prospectively from the beginning of the fiscal year of adoption.

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

Note 4 – Acquisitions

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

In connection with the acquisition of Wolverine Joining, the Company incurred employee severance charges totaling approximately $0.4 million associated with the Company's integration activities, which were primarily recorded and paid in 2013 and reflected in selling, general and administrative expenses.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Page | 46

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

The amount of net sales and operating income of the acquired business, net of sales volume transferred to or from the acquired business unit as part of the Company's integration activities, included in the consolidated income statement for the year ended December 31, 2014 were approximately $64.7 million and $0.1 million, respectively, including $5.8 million of intercompany sales which were eliminated in consolidation. The amount of net sales and operating income of the acquired business, net of sales volume transferred to or from the acquired business unit as part of the Company's integration activities, included in the consolidated income statement for the year ended December 31, 2013 were approximately $43.3 million and $1.6 million, respectively, including $3.5 million of intercompany sales which were eliminated in consolidation. The results of operations of the acquired business are reported within the Company's Joining Materials segment. Unaudited pro forma net sales and net income of the combined entity had the acquisition date been January 1, 2012 are as follows:

	Year Ended
	December 31,
(in thousands, except per share)	2013	2012
Net sales	$596,314	$581,257
Net income	$43,358	$28,603
Net income per share	$3.27	$2.19
Weighted-average number of common shares outstanding	13,251	13,032

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2012. The information for fiscal 2013 and 2012 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2013 supplemental unaudited pro forma earnings reflect adjustments to exclude $0.6 million of acquisition-related costs incurred in 2013 and $0.5 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The 2012 supplemental unaudited pro forma earnings were adjusted to include these charges.

PAM Fastening Technology, Inc.

On November 7, 2013, the Company, through its indirect subsidiary, OMG, Inc., acquired 100% of the stock of PAM Fastening Technology, Inc. ("PAM") for a cash purchase price of $9.2 million, net of cash acquired. PAM is a distributor of screw guns, collated screws and hot melt systems to the manufacturing and building industries in North America. The assets acquired and liabilities assumed included net working capital of trade receivables, inventories and trade payables; property, plant and equipment; and intangible assets, primarily trade names and customer relationships, valued at $2.5 million, $0.2 million and $5.0

Page | 47

million, respectively. This acquisition provides the Company with an add on product category to its existing fastening system product line. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2014 were approximately $11.9 million and $1.4 million, respectively. The amount of net sales and operating income of the acquired business included in the consolidated income statement for the year ended December 31, 2013 were approximately $1.5 million and $0.2 million, respectively. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the PAM acquisition, the Company recorded goodwill totaling approximately $3.5 million, which is not expected to be deductible for income tax purposes, as well as deferred income tax liabilities associated with the acquired intangible assets of approximately $2.0 million.

Note 5 – Discontinued Operations

The following businesses are classified as discontinued operations in the consolidated financial statements.

Arlon, LLC

On December 18, 2014, H&H Group and Bairnco entered into a stock purchase agreement to sell all of the issued and outstanding equity interests of Arlon, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Bairnco, and its subsidiaries (other than Arlon India (Pvt) Limited) for $157.0 million in cash, subject to a working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The operations of Arlon, LLC comprised substantially all of the Company's former Arlon segment, which manufactures high performance materials for the printed circuit board industry and silicone rubber-based materials. The closing of the sale occurred in January 2015.

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

In connection with the shut-down of ITM's operations, the Company initiated a series of restructuring activities, which included the termination of all of ITM's employees and certain building lease termination costs. The total cost of these restructuring activities was $0.9 million. Payment for the majority of these costs occurred during the third quarter of 2013, and the remaining restructuring payments were completed by the end of 2013.

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

Page | 48

recognized $2.6 million in foreign currency translation gains in earnings during the third quarter of 2013, which were previously reported in accumulated other comprehensive loss on the consolidated balance sheet.

The assets and liabilities of discontinued operations have been segregated on the consolidated balance sheets as of December 31, 2014 and 2013.

	December 31,
(in thousands)	2014	2013
Assets of Discontinued Operations:
Trade and other receivables, net	$16,044	$14,224
Inventories, net	8,294	6,580
Prepaid and other current assets	811	1,235
Property, plant and equipment, net	24,754	24,736
Goodwill	9,298	9,298
Other intangibles, net	10,472	12,007
Other non-current assets	—	64
Total assets of discontinued operations	$69,673	$68,144

Liabilities of Discontinued Operations:
Trade payables	$6,252	$5,870
Accrued liabilities	3,986	3,533
Accrued pension liability	1,794	1,165
Other liabilities	1,666	1,753
Total liabilities of discontinued operations	$13,698	$12,321

The net income from discontinued operations includes the following:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Net sales	$103,392	$104,154	$164,043
Operating income	16,423	9,188	18,388
Interest and other expense	(9)	(141)	(127)
Tax provision	(6,479)	(3,258)	(6,025)
Income from discontinued operations, net of tax	9,935	5,789	12,236
Gain on disposal of assets	71	27,573	21
Tax provision	(29)	(12,674)	—
Gain on disposal of assets, net of tax	42	14,899	21
Net income from discontinued operations	$9,977	$20,688	$12,257

Note 6 – Asset Impairment Charges

In the fourth quarter of 2014, a non-cash asset impairment charge of $0.6 million was recorded related to certain equipment owned by the Company's Joining Materials segment located in Toronto, Canada, which will either be sold or scrapped as part of the Company's continued integration activities associated with the Wolverine Joining acquisition. In addition, the Company recorded a $0.6 million asset impairment charge associated with certain unused, real property owned by the Company's Kasco segment located in Atlanta, Georgia in the fourth quarter of 2014.

Note 7 – Inventories

Inventories, net at December 31, 2014 and December 31, 2013 were comprised of:

Page | 49

	December 31,	December 31,
(in thousands)	2014	2013
Finished products	$24,424	$20,378
In-process	10,310	8,111
Raw materials	12,346	11,904
Fine and fabricated precious metals in various stages of completion	17,094	19,802
	64,174	60,195
LIFO reserve	(245)	(1,025)
Total	$63,929	$59,170

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of December 31, 2014, customer metal in H&H's custody consisted of 191,217 ounces of silver, 518 ounces of gold and 1,392 ounces of palladium.

Supplemental inventory information:	December 31,	December 31,
(in thousands, except per ounce)	2014	2013
Precious metals stated at LIFO cost	$4,684	$5,090
Precious metals stated under non-LIFO cost methods, primarily at fair value	$12,165	$13,687
Market value per ounce:
Silver	$15.75	$19.49
Gold	$1,199.25	$1,201.50
Palladium	$798.00	$711.00

Note 8 – Property, Plant and Equipment

	December 31,	December 31,
(in thousands)	2014	2013
Land	$6,416	$6,584
Buildings, machinery and equipment	136,360	132,152
Construction in progress	5,080	4,907
	147,856	143,643
Accumulated depreciation	80,235	77,182
Total	$67,621	$66,461

Depreciation expense for the years ended 2014, 2013 and 2012 was $9.9 million, $9.2 million and $7.7 million, respectively.

Note 9 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2014 and 2013 were as follows (in thousands):

Page | 50

Segment	Balance at January 1, 2014	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at December 31, 2014	Accumulated Impairment Losses
Joining Materials	$16,275	$(37)	$—	$—	$16,238	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,044	—	—	76	50,120	—
Total	$68,214	$(37)	$—	$76	$68,253	$—

Segment	Balance at January 1, 2013	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at December 31, 2013	Accumulated Impairment Losses
Joining Materials	$1,494	$14	$14,767	$—	$16,275	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	47,096	—	3,402	(454)	50,044	—
Total	$50,485	$14	$18,169	$(454)	$68,214	$—

The $14.8 million addition to goodwill within the Joining Materials segment during the year ended December 31, 2013 was due to the Company's acquisition of Wolverine Joining, and the $3.4 million addition within the Building Materials segment in 2013 was due to the Company's acquisition of PAM (see Note 4 - "Acquisitions"). The $0.5 million adjustment to goodwill recorded in 2013 within the Building Materials segment is related to final purchase price allocation adjustments, including a final working capital adjustment, associated with the 2012 acquisition of substantially all of the assets of W.P. Hickman Company.

Other intangible assets as of December 31, 2014 and December 31, 2013 consisted of:

(in thousands)	December 31, 2014			December 31, 2013			Weighted-Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$31,977	$(8,524)	$23,453	$32,065	$(6,553)	$25,512	19.7
Trademarks, trade names and brand names	8,419	(2,004)	6,415	8,401	(1,499)	6,902	16.2
Patents and patent applications	5,354	(2,229)	3,125	5,098	(1,865)	3,233	15.9
Non-compete agreements	709	(671)	38	906	(839)	67	8.8
Other	1,358	(1,051)	307	1,447	(832)	615	6.6
Total	$47,817	$(14,479)	$33,338	$47,917	$(11,588)	$36,329

Amortization expense totaled $3.2 million, $2.7 million and $1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in amortization expense during 2014 and 2013 was principally due to the Company's acquisitions of Wolverine Joining and PAM. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

Page | 51

(in thousands)	Customer Relationships	Trademarks, Trade Names and Brand Names	Patents and Patent Applications	Non-Compete Agreements	Other	Total
2015	$1,972	$503	$356	$30	$226	$3,087
2016	1,972	503	284	8	34	2,801
2017	1,965	383	284	—	37	2,669
2018	1,929	383	284	—	10	2,606
2019	1,929	383	284	—	—	2,596
Thereafter	13,686	4,260	1,633	—	—	19,579
Total	$23,453	$6,415	$3,125	$38	$307	$33,338

Note 10 – Investment

The Company holds an investment in the common stock of a public company, ModusLink, which is classified as an investment in associated company on the consolidated balance sheet. HNH owned 6,383,005 and 5,941,170 shares of the common stock of ModusLink at December 31, 2014 and December 31, 2013, respectively, and the value of this investment decreased from $34.0 million at December 31, 2013 to $23.9 million at December 31, 2014 due primarily to changes in the share price of ModusLink's common stock.

As of March 11, 2013, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 6,481,185 ModusLink common shares, which represented 14.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). On February 11, 2013, SPLP entered into an agreement ("Investment Agreement") whereby, under certain conditions, it agreed to purchase 7,500,000 shares of ModusLink common stock at a price of $4.00 per share and receive warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. In connection with the Investment Agreement, HNH entered into a related agreement under which it agreed that for a period of two years following the date of the Investment Agreement, HNH's and its affiliates', which include SPLP, ownership would not exceed 30% (amended to 45% on January 5, 2015) of ModusLink’s outstanding common stock in the aggregate, except for any acquisitions of common stock in connection with the exercise of the aforementioned 2,000,000 warrants.

At its annual meeting held on March 12, 2013, ModusLink's stockholders voted to approve the Investment Agreement with SPLP and also to elect Warren G. Lichtenstein and Glen M. Kassan to the ModusLink Board of Directors, both of whom are directors of HNH, and Mr. Lichtenstein is Executive Chairman of SPH GP. Mr. Lichtenstein was also designated Chairman of the Board of ModusLink. Also on March 12, 2013, pursuant to the terms and conditions of the Investment Agreement, SPLP purchased the 7,500,000 shares of ModusLink's common stock. As of December 31, 2014, SPLP and HNH owned approximately 15.4% and 12.3% of ModusLink's common stock, respectively, for an aggregate ownership of 27.7%. The outstanding warrants to purchase 2,000,000 additional shares of ModusLink common stock held by SPLP will expire on the date that is five years following the closing of the Investment Agreement.

As a result of the board representation described above, together with SPLP's direct ownership of an additional 15.4% of ModusLink common stock, HNH has concluded that it has significant influence over the operating and financial policies of ModusLink. The Company's investment in ModusLink became subject to the equity method of accounting as of March 12, 2013. HNH has elected the option to value its investment in ModusLink using fair value effective March 12, 2013 in order to more appropriately reflect the value of this investment in its consolidated financial statements. As a result, the Company now carries its ModusLink investment on the consolidated balance sheet at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss.

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

Page | 52

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended October 31, 2014, its most recently completed fiscal quarter, as well as for the year ended October 31, 2014 and nine months ended October 31, 2013, the nearest practicable period corresponding to the period the Company has accounted for its investment in ModusLink under the equity method of accounting, are as follows:

	October 31,	July 31,
(in thousands)	2014	2014
Current assets	$407,796	$405,768
Non-current assets	$43,004	$45,878
Current liabilities	$198,934	$198,594
Non-current liabilities	$82,610	$81,434
Stockholders' equity	$169,256	$171,618

	Three Months Ended		Year	Nine Months
	October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Net revenue	$187,444	$191,415	$719,429	$545,432
Gross profit	$18,838	$21,995	$71,568	$57,463
Income (loss) from continuing operations	$222	$538	$(16,678)	$(16,544)
Net income (loss)	$222	$617	$(16,677)	$(16,530)

Note 11 – Debt

Debt at December 31, 2014 and December 31, 2013 was as follows:

	December 31,	December 31,
(in thousands)	2014	2013
Short-term debt
Foreign	$602	$304
Long-term debt
Senior term loans	—	116,000
Revolving facilities	193,375	30,950
Other H&H debt - domestic	8,014	8,279
Foreign loan facilities	1,412	1,658
Sub total	202,801	156,887
Less portion due within one year	6,378	12,818
Total long-term debt	196,423	144,069
Total debt	$203,403	$157,191

Long-term debt at December 31, 2014 matures in each of the next five years as follows:

(in thousands)	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt (a)	$202,801	$6,378	$1,498	$1,550	$—	$193,375	$—

a)	Assumes repayment of the Company's senior secured revolving credit facility on its contractual maturity date.

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provides for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the

Page | 53

issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. On November 24, 2014, H&H Group, entered into an amendment to its Senior Credit Facility, solely for the purpose of modifying and clarifying the definition of the term "Guarantee." Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at December 31, 2014), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 2.46% at December 31, 2014. At December 31, 2014, letters of credit totaling $3.0 million had been issued under the Senior Credit Facility, including $2.9 million of the letters of credit guaranteeing various insurance activities, and $0.1 million for environmental and other matters. H&H Group's availability under the Senior Credit Facility was $101.0 million as of December 31, 2014.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at December 31, 2014.

The Company's prior senior credit facility, as amended, consisted of a revolving credit facility in an aggregate principal amount not to exceed $110.0 million and a senior term loan. On August 5, 2014, this agreement was further amended to, among other things, permit a new $40.0 million term loan and permit H&H Group to make a distribution to HNH of up to $80.0 million. The revolving facility provided for a commitment fee to be paid on unused borrowings. Borrowings under the prior senior credit facility bore interest, at H&H Group's option, at a rate based on LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement. On August 29, 2014, all amounts outstanding under this agreement were repaid.

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

Subordinated Notes

On March 26, 2013, H&H Group instructed Wells Fargo Bank, National Association ("Wells Fargo"), as trustee and collateral agent, to deliver an irrevocable notice of H&H Group's election to redeem all of its outstanding 10% subordinated secured notes due 2017 ("Subordinated Notes") to the holders of the Subordinated Notes. Pursuant to the terms of that certain amended and restated indenture, dated as of December 13, 2010, as amended ("Indenture"), by and among H&H Group, the guarantors named therein and Wells Fargo, as trustee and collateral agent, H&H Group also instructed Wells Fargo to redeem, on April 25, 2013, approximately $31.8 million principal amount of Subordinated Notes, representing all of the remaining outstanding Subordinated Notes, at a redemption price equal to 112.6% of the principal amount and accrued but unpaid payment-in-kind-interest thereof, plus accrued and unpaid cash interest. The Subordinated Notes were part of a unit ("Unit"), and each Unit consisted of (i) Subordinated Notes and (ii) warrants to purchase shares of common stock of the Company ("Warrants"). The Subordinated Notes and Warrants which comprised the Unit were not detachable until October 14, 2013. Accordingly, all Units were also redeemed. On March 26, 2013, H&H Group irrevocably deposited with Wells Fargo funds totaling $36.9 million for such redemption and interest payment in order to satisfy and discharge its obligations under the Indenture from both a legal and accounting

Page | 54

perspective. Interest expense for the three months ended March 31, 2013 included a $5.7 million loss associated with the redemption of the Subordinated Notes, including the redemption premium and the write-off of remaining deferred finance costs and unamortized debt discounts. The obligations outstanding under the Subordinated Notes bore interest at a rate of 10% per annum, 6% of which was payable in cash and 4% of which was payable in-kind.

In 2012, H&H Group repurchased an aggregate $10.8 million of Subordinated Notes, plus accrued interest. A loss of $1.4 million on repurchases of the Subordinated Notes is included in interest expense in the consolidated income statement for the year ended December 31, 2012.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. The mortgage balance on the first facility was $6.3 million and $6.5 million at December 31, 2014 and 2013, respectively. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.86% at December 31, 2014, and matures in 2015. The mortgage on the second facility was approximately $1.7 million at both December 31, 2014 and 2013. The mortgage bears interest at LIBOR plus a margin of 2.70%, or 2.87% at December 31, 2014, and matures in 2017.

Note 12 – Derivative Instruments

Precious Metal and Commodity Inventories

As of December 31, 2014, the Company had the following outstanding futures contracts with settlement dates ranging from February 2015 to March 2015. There were no forward contracts outstanding at December 31, 2014.

			Notional Value
Commodity	Amount		($ in millions)
Silver	675,000	ounces	$10.5
Gold	200	ounces	$0.2
Copper	300,000	pounds	$0.8
Tin	35	metric tons	$0.7

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

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

Page | 55

(in thousands)		Year Ended
		December 31,
Derivative	Income Statement Line	2014	2013	2012
Commodity contracts	Cost of goods sold	$2,655	$2,620	$—
	Total derivatives designated as hedging instruments	2,655	2,620	—
Commodity contracts	Cost of goods sold	131	(92)	—
Commodity contracts	Realized and unrealized gain on derivatives	1,307	1,988	522
Interest rate swap agreements	Interest expense	(156)	(328)	—
Derivative features of Subordinated Notes	Realized and unrealized (loss) gain on derivatives	—	(793)	2,060
	Total derivatives not designated as hedging instruments	1,282	775	2,582
	Total derivatives	$3,937	$3,395	$2,582

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		December 31,	December 31,
Derivative	Balance Sheet Location	2014	2013
Commodity contracts	Prepaid and other current assets	$667	$1,778
	Total derivatives designated as hedging instruments	667	1,778
Commodity contracts	Prepaid and other current assets/(Accrued liabilities)	97	(158)
Interest rate swap agreements	Other liabilities	(138)	(214)
	Total derivatives not designated as hedging instruments	(41)	(372)
	Total derivatives	$626	$1,406

Note 13 – Pension and Other Post-Retirement Benefits

The Company maintains several qualified and non-qualified pension and other post-retirement benefit plans. The Company's significant pension, post-retirement health care benefit and defined contribution plans are discussed below. The Company's other pension and post-retirement plans are not significant individually or in the aggregate.

Qualified Pension Plan

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

Bairnco had several pension plans, which covered substantially all of its employees. In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan. On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan.

Page | 56

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $17.7 million and $19.4 million on a gross-basis as both assets and liabilities of the plan as of December 31, 2014 and December 31, 2013, respectively.

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

The components of pension expense and other post-retirement benefit expense for the Company's benefit plans included the following:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2014	2013	2012	2014	2013	2012
Service cost	$—	$—	$—	$—	$—	$—
Interest cost	20,518	18,447	21,505	49	98	163
Expected return on plan assets	(24,157)	(23,900)	(26,939)	—	—	—
Amortization of prior service cost	—	32	44	(103)	—	—
Amortization of actuarial loss	7,378	10,627	8,585	34	8	86
Total	$3,739	$5,206	$3,195	$(20)	$106	$249

Actuarial assumptions used to develop the components of pension expense and other post-retirement benefit expense were as follows:

	Pension Benefits			Other Post-Retirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rates:
WHX Pension Plan	4.40%	3.50%	4.15%	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	4.10%	3.65%	4.20%
Expected return on assets	7.00%	7.50%	8.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	7.00%	7.25%	7.50%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

Page | 57

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plan and post-retirement benefit plan:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at January 1	$494,272	$543,799	$1,084	$4,208
Service cost	—	—	—	—
Interest cost	20,518	18,447	49	98
Actuarial loss (gain)	51,274	(34,269)	293	(1,403)
Participant contributions	—	—	1	4
Plan change	—	—	—	(1,506)
Benefits paid	(34,276)	(34,429)	(71)	(317)
Transfer from Canfield Salaried SEPP	36	724	—	—
Benefit obligation at December 31	$531,824	$494,272	$1,356	$1,084

Change in plan assets:
Fair value of plan assets at January 1	$351,869	$328,726	$—	$—
Actual returns on plan assets	(14,676)	43,742	—	—
Participant contributions	—	—	1	4
Benefits paid	(34,276)	(34,429)	(71)	(317)
Company contributions	20,540	13,106	70	313
Transfer from Canfield Salaried SEPP	36	724	—	—
Fair value of plan assets at December 31	323,493	351,869	—	—
Funded status	$(208,331)	$(142,403)	$(1,356)	$(1,084)

Accumulated benefit obligation ("ABO") for qualified defined benefit plans:
ABO at January 1	$494,272	$543,799	$1,084	$4,208
ABO at December 31	$531,824	$494,272	$1,356	$1,084

Amounts recognized on the consolidated balance sheet:
Current liability	$—	$—	$(124)	$(111)
Noncurrent liability	(208,331)	(142,403)	(1,232)	(973)
Total	$(208,331)	$(142,403)	$(1,356)	$(1,084)

The weighted-average assumptions used in the valuations at December 31 were as follows:

Page | 58

	Pension Benefits		Other Post-Retirement Benefits
	2014	2013	2014	2013
Discount rates:
WHX Pension Plan	3.70%	4.40%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.55%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	6.75%	7.25%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

The effect of a 1% increase (decrease) in health care cost trend rates on benefit expense and on other post-retirement benefit obligations is not significant.

Pretax amounts included in accumulated other comprehensive loss (income) at December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2014	2013	2014	2013
Prior service cost (credit)	$—	$—	$(1,402)	$(1,506)
Net actuarial loss	285,132	202,404	698	440
Accumulated other comprehensive loss (income)	$285,132	$202,404	$(704)	$(1,066)

The pretax amount of actuarial losses and prior service cost (credit) included in accumulated other comprehensive loss (income) at December 31, 2014 that is expected to be recognized in net periodic benefit cost in 2015 is $11.3 million and $0.0 million, respectively, for the defined benefit pension plan and $0.0 million and $(0.1) million, respectively, for the other post-retirement benefit plan.

Other changes in plan assets and benefit obligations recognized in comprehensive (loss) income are as follows:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2014	2013	2012	2014	2013	2012
Current year actuarial (loss) gain	$(90,106)	$54,111	$(51,882)	$(293)	$1,403	$(150)
Amortization of actuarial loss	7,378	10,627	8,585	34	8	86
Current year prior service credit	—	—	—	—	1,506	—
Amortization of prior service cost (credit)	—	32	44	(103)	—	—
Total recognized in comprehensive (loss) income	$(82,728)	$64,770	$(43,253)	$(362)	$2,917	$(64)

The actuarial loss in 2014 occurred principally due to a decline in discount rates based on changes in corporate bond yields, an increase in participant life expectancy reflected in revised mortality assumptions, and also because the investment returns on the assets of the WHX Pension Plan were lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for both the pension plan and the other post-retirement benefit plan at both December 31, 2014 and 2013. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2014	2013	2014	2013
Projected benefit obligation	$531,824	$494,272	$1,356	$1,084
Accumulated benefit obligation	$531,824	$494,272	$1,356	$1,084
Fair value of plan assets	$323,493	$351,869	$—	$—

Page | 59

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations. The Company determines its actuarial assumptions for its pension and other post-retirement benefit plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

The WHX Pension Plan assets at December 31, 2014 and 2013, by asset category, are as follows (in thousands):

Page | 60

Fair Value Measurements as of December 31, 2014:
	Assets (Liabilities) at Fair Value as of December 31, 2014
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$9,548	$—	$—	$9,548
U.S. mid-cap growth	36,771	—	—	36,771
U.S. small-cap value	18,207	2,626	—	20,833
International large cap value	10,058	—	—	10,058
Emerging markets growth	375	—	—	375
Equity contracts	240	2,330	—	2,570
Fixed income securities:
Corporate bonds and loans	—	50,895	—	50,895
Other types of investments:
Common trust funds (1)	—	122,628	—	122,628
Fund of funds (2)	—	41,831	—	41,831
	75,199	220,310	—	295,509
Shorts	(46,909)	(206)	—	(47,115)
Total	$28,290	$220,104	$—	248,394
Cash and cash equivalents				75,099
Total pension assets				$323,493
Fair Value Measurements as of December 31, 2013:
	Assets (Liabilities) at Fair Value as of December 31, 2013
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. large cap	$27,226	$593	$—	$27,819
U.S. mid-cap growth	62,106	—	—	62,106
U.S. small-cap value	14,374	2,019	—	16,393
International large cap value	16,258	—	—	16,258
Equity contracts	95	—	—	95
Fixed income securities:
Corporate bonds and loans	33	63,028	500	63,561
Other types of investments:
Common trust funds (1)	—	98,024	—	98,024
Fund of funds (2)	—	41,648	—	41,648
	120,092	205,312	500	325,904
Shorts	(62,404)	(932)	—	(63,336)
Total	$57,688	$204,380	$500	262,568
Cash and cash equivalents				93,571
Net payables				(4,270)
Total pension assets				$351,869

(1)
Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities and are valued at their net asset values ("NAV") that are calculated by the investment manager or sponsor of the fund and have daily or monthly liquidity.

(2)
Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on

Page | 61

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

Changes in the WHX Pension Plan assets for which fair value is determined using significant unobservable inputs (Level 3) were as follows during 2014 and 2013 (in thousands):

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014	Corporate Bonds and Loans
Beginning balance as of January 1, 2014	$500
Transfers into Level 3	—
Transfers out of Level 3	—
Gains or losses included in changes in net assets	73
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(573)
Settlements	—
Ending balance as of December 31, 2014	$—

Year Ended December 31, 2013	U.S. Mid Cap Growth	Corporate Bonds and Loans
Beginning balance as of January 1, 2013	$208	$545
Transfers into Level 3	—	—
Transfers out of Level 3	—	—
Gains or losses included in changes in net assets	23	84
Purchases, issuances, sales and settlements
Purchases	—	—
Issuances	—	—
Sales	(231)	(129)
Settlements	—	—
Ending balance as of December 31, 2013	$—	$500

The following tables present the category, fair value, redemption frequency and redemption notice period for those assets whose fair value was estimated using the NAV per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2014 and December 31, 2013 (in thousands):

Page | 62

Class Name	Description	Fair Value December 31, 2014	Redemption frequency	Redemption Notice Period
Fund of funds	Equity long/short hedge funds	$5,479	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$36,352	Daily	None
Common trust funds	Equity long/short hedge funds	$59,727	Annually	45 day notice
Common trust funds	Event driven hedge funds	$50,131	Monthly	90 day notice
Common trust funds	Equity long/short hedge funds	$12,770	Annually	90 day notice
Separately managed fund	Separately managed fund	$28,917	Monthly	30 day notice
Separately managed fund	Separately managed fund	$66,851	Quarterly	45 day notice

Class Name	Description	Fair Value December 31, 2013	Redemption frequency	Redemption Notice Period
Fund of funds	Equity long/short hedge funds	$5,673	Quarterly	45 day notice
Fund of funds	Fund of fund composites	$35,975	Quarterly	45 day notice
Common trust funds	Event driven hedge funds	$68,843	Annually	45 day notice
Common trust funds	Event driven hedge funds	$16,621	Monthly	90 day notice
Common trust funds	Equity long/short hedge funds	$12,560	Annually	90 day notice
Separately managed fund	Separately managed fund	$34,783	Monthly	30 day notice
Separately managed fund	Separately managed fund	$76,634	Quarterly	45 day notice

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

The Company expects to have required minimum pension contributions for 2015, 2016, 2017, 2018, 2019 and for the five years thereafter of $17.1 million, $13.9 million, $14.8 million, $17.0 million, $18.6 million, and $59.5 million, respectively. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2015	$34,961	$124
2016	34,828	118
2017	34,660	110
2018	34,446	104
2019	34,195	104
2020-2024	164,091	399

401(k) Plans

Certain employees participate in a Company sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. The

Page | 63

Company presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for the Company's matching contribution amounted to $2.0 million, $1.6 million and $1.5 million in 2014, 2013 and 2012, respectively.

Note 14 – Stockholders' Equity

The Company's authorized capital stock is a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of the authorized shares, no shares of preferred stock have been issued. As of December 31, 2014 and 2013, 10,779,451 and 12,985,840 shares of common stock were outstanding, respectively.

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

Common Stock Repurchase Programs

On May 29, 2013, the Company's Board of Directors approved the repurchase of up to an aggregate of $2.0 million of the Company's common stock. On June 27, 2013, the Board of Directors further approved the repurchase of up to an aggregate of $8.0 million of the Company's common stock, which was in addition to the previously approved repurchase of up to an aggregate of $2.0 million of common stock. Such repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The Company repurchased 458,131 shares for a total purchase price of approximately $9.8 million under the repurchase program, which concluded at the end of 2013.

On March 24, 2014, the Company's Board of Directors approved the repurchase of up to an aggregate of $10.0 million of the Company's common stock. On June 6, 2014, the Board of Directors further approved the repurchase of up to an aggregate of $3.0 million of the Company's common stock, which was in addition to the previously approved repurchase of up to an aggregate of $10.0 million of common stock. Such repurchases were made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The Company repurchased 242,383 shares for a total purchase price of approximately $5.8 million under the repurchase program, which concluded at the end of 2014.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2013	$(29)	$(181,902)	$(181,931)
Current period loss	(1,928)	(51,963)	(53,891)
Balance at December 31, 2014	$(1,957)	$(233,865)	$(235,822)

Income tax benefits (provisions) of $31.9 million, $(28.7) million and $20.5 million were recorded in accumulated other comprehensive loss for 2014, 2013 and 2012, respectively.

Note 15 – Stock-Based Compensation

Page | 64

The Company has granted restricted stock awards and stock options under its 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. The Company's stockholders have authorized the issuance of 2,075,000 shares under the 2007 Plan. As of December 31, 2014, there were 635,652 shares reserved for future issuance under the 2007 Plan.

Restricted Stock

Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock. Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated income statement on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock grants made to the employees and service providers vest in approximately equal annual installments over a three year period from the grant date. Restricted stock grants to the Company's non-employee directors vest one year from the grant date. The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity under the 2007 Plan was as follows for the year end December 31, 2014:

	Employees and
(shares)	Service Providers	Directors	Total
Balance, January 1, 2014	645,411	620,000	1,265,411
Granted	54,483	165,000	219,483
Forfeited	(31,024)	—	(31,024)
Reduced for income tax obligations	(52,622)	—	(52,622)
Balance, December 31, 2014	616,248	785,000	1,401,248

Vested at December 31, 2014	400,383	620,000	1,020,383
Non-vested at December 31, 2014	215,865	165,000	380,865

The Company recognized compensation expense related to restricted shares of $5.1 million, $4.9 million and $4.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unearned compensation expense related to restricted shares at December 31, 2014 is $2.5 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

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

The Company recorded no compensation expense related to its stock options in 2014, 2013 or 2012 since the options were fully vested.

Stock option activity under the Company's 2007 Plan was as follows in 2014:

Page | 65

Options	Shares (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)

Outstanding options at December 31, 2013	42	$90	2.34	$—
Granted	—	—		—
Exercised	—	—		—
Forfeited	(4)	90		—
Outstanding at December 31, 2014	38	$90	1.34	$—
Exercisable at December 31, 2014	38	$90	1.34	$—

On July 6, 2007, the Company's Compensation Committee adopted an incentive arrangement for a member of the Board of Directors. This arrangement provides, among other things, for this individual to receive a bonus equal to 10,000 multiplied by the difference of the fair market value of the Company's stock price and $90.00 per share. The incentive arrangement terminates July 6, 2015, to the extent not previously received. Under U.S. GAAP, the Company is required to adjust its obligation for the fair value of this incentive arrangement from the date of grant to the latest balance sheet date and to record the incentive arrangement as a liability on the consolidated balance sheet. Income or expense associated with this award was not significant in 2014, 2013 or 2012.

Note 16 – Income Taxes

Income (loss) from continuing operations before tax and equity investment for the three years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2014	2013	2012
Domestic	$39,154	$27,678	$21,314
Foreign	148	(182)	2,547
Total income from continuing operations before tax and equity investment	$39,302	$27,496	$23,861

The (benefit from) provision for income taxes for the three years ended December 31 is as follows:

		Year Ended December 31,
(in thousands)		2014	2013	2012
Current
	Federal	$(413)	$146	$102
	State	2,164	1,677	1,834
	Foreign	877	572	661
	Total income taxes, current	$2,628	$2,395	$2,597
Deferred
	Federal	$14,110	$9,168	$5,951
	State	495	1,041	981
	Foreign	(225)	(443)	108
	Total income taxes, deferred	$14,380	$9,766	$7,040
Total income tax provision		$17,008	$12,161	$9,637

Deferred income taxes result from temporary differences in the financial basis and tax basis of assets and liabilities. The amounts shown on the following table represent the tax effect of temporary differences between the Company's consolidated tax return basis of assets and liabilities and the corresponding basis for financial reporting, as well as tax credit and net operating loss carryforwards.

Page | 66

(in thousands)	December 31,
Deferred Income Tax Sources	2014	2013
Current Deferred Income Tax Items:
Inventories	$2,247	$2,426
Environmental costs	913	1,220
Net operating loss carryforwards	20,556	13,323
Accrued liabilities	2,984	3,046
Other items, net	489	913
Current deferred income tax assets before valuation allowance	27,189	20,928
Valuation allowance	(470)	(421)
Deferred income tax assets - current	$26,719	$20,507
Foreign	$(186)	$(433)
Deferred income tax liabilities - current	$(186)	$(433)

Non-Current Deferred Income Tax Items:
Post-retirement and post-employment employee benefits	$1,015	$904
Net operating loss carryforwards	11,334	27,198
Pension liability	78,835	53,624
Impairment of long-lived assets	529	2,636
Minimum tax credit carryforwards	3,736	3,265
Miscellaneous other	1,146	1,953
Non-current deferred income tax assets before valuation allowance	96,595	89,580
Valuation allowance	(1,669)	(1,729)
Non-current deferred income tax assets	94,926	87,851
Property, plant and equipment	(13,708)	(13,558)
Intangible assets	(9,161)	(9,378)
Undistributed foreign earnings	(902)	(568)
Other items, net	555	(4,661)
Non-current deferred income tax liabilities	(23,216)	(28,165)
Net non-current deferred income tax assets	$71,710	$59,686

Included in deferred income tax assets as of December 31, 2014 is a $28.8 million tax effect of the Company's U.S. federal NOLs of $82.4 million, as well as certain state NOLs. The U.S. federal NOLs expire between 2026 and 2029. Also included in deferred income tax assets are tax credit carryforwards of $3.7 million. The Company's 2014 tax provisions from continuing and discontinued operations reflect utilization of approximately $23.8 million of U.S. federal NOLs.

In 2005, the Company experienced an ownership change as defined by Section 382 of the Internal Revenue Code upon its emergence from bankruptcy. Section 382 imposes annual limitations on the utilization of net operating carryforwards post-ownership change. The Company believes it qualifies for the bankruptcy exception to the general Section 382 limitations. Under this exception, the annual limitation imposed by Section 382 resulting from an ownership change will not apply; instead the NOLs must be reduced by certain interest expense paid to creditors who became stockholders as a result of the bankruptcy reorganization. Thus, the Company's U.S. federal NOLs of $82.4 million as of December 31, 2014 include a reduction of $31.0 million ($10.8 million tax-effect).

The Company provides for income taxes on the undistributed earnings of non-U.S. corporate subsidiaries, except to the extent that such earnings are permanently invested outside the United States. As of December 31, 2014, $5.4 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing U.S. and state statutory income tax rates, additional taxes of approximately $2.1 million would need to be provided if such earnings were remitted.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

Page | 67

	Year Ended December 31,
(in thousands)	2014	2013	2012
Income from continuing operations before tax and equity investment	$39,302	$27,496	$23,861
Tax provision at statutory rate	$13,755	$9,624	$8,351
Increase (decrease) in tax due to:
State income tax, net of federal effect	1,991	2,131	2,173
Net (decrease) increase in valuation allowance	(12)	12	(454)
(Decrease) increase in liability for uncertain tax positions	(70)	(679)	8
Foreign tax differential, principally foreign losses for which tax benefit is not available	600	192	(123)
Other items, net	744	881	(318)
Tax provision	$17,008	$12,161	$9,637

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. At both December 31, 2014 and 2013, the Company had approximately $1.3 million of unrecognized state tax benefits recorded, all of which, net of federal benefit, would affect the Company's effective tax rate if recognized. The changes in the amount of unrecognized tax benefits in 2014 and 2013 were as follows:

	Year Ended December 31,
(in thousands)	2014	2013
Beginning balance	$1,344	$2,273
Additions for tax positions related to current year	144	404
Additions due to interest accrued	61	80
Tax positions of prior years:
Payments	—	(250)
Settlements	—	(640)
Due to lapsed statutes of limitations	(275)	(488)
Other	—	(35)
Ending balance	$1,274	$1,344

The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. At both December 31, 2014 and 2013, approximately $0.1 million of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.3 million during the next twelve months as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions. Adjustments to the reserve could occur in light of changing facts and circumstances with respect to the on-going examinations discussed below.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2011, except as set forth below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.

An IRS examination of our federal consolidated income tax return for 2010 was settled during 2013 with minor adjustments. In 2014, the IRS completed a limited review of our 2012 federal consolidated income tax return, accepting the return as filed. In addition, certain subsidiaries were examined by the Commonwealth of Massachusetts ("Commonwealth") for the years 2003 to 2005, and the Company settled that examination during 2013 for $0.3 million. The Commonwealth also examined the 2008 tax return and issued an assessment for $0.3 million which the Company continues to dispute, exercising all rights under the stipulated appeals process. Examinations of 2009 and 2010 are also being conducted by the Commonwealth, as well as examinations by the State of New York for 2009 to 2011. These examinations are currently in progress, and we do not believe an increase in the reserve for uncertain tax positions is necessary.

Note 17 – Earnings Per Share

Page | 68

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Year Ended December 31,
(in thousands, except per share)	2014	2013	2012
Income from continuing operations, net of tax	$15,193	$21,341	$14,224
Weighted-average number of common shares outstanding	12,334	13,251	13,032
Income from continuing operations, net of tax, per share	$1.23	$1.61	$1.09
Net income from discontinued operations	$9,977	$20,688	$12,257
Weighted-average number of common shares outstanding	12,334	13,251	13,032
Discontinued operations, net of tax, per share	$0.81	$1.56	$0.94
Net income	$25,170	$42,029	$26,481
Weighted-average number of common shares outstanding	12,334	13,251	13,032
Net income per share	$2.04	$3.17	$2.03

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options (see Note 15 - "Stock-Based Compensation"), during the years ended December 31, 2014, 2013 and 2012, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of December 31, 2014, stock options for an aggregate of 38,100 shares are excluded from the calculations above.

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

Page | 69

The Company's interest rate swap agreements are considered Level 2 measurements as the inputs are observable at commonly quoted intervals. Prior to the redemption of the Subordinated Notes and related Warrants, the embedded derivative features of the Subordinated Notes and Warrants (see Note 11 - "Debt") were valued at fair value on a recurring basis and were considered Level 3 measurements.

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis, the amounts on the consolidated balance sheets as of December 31, 2014 and 2013, and the activity in those assets and liabilities that are valued using Level 3 measurements.

	Asset (Liability) as of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$23,936	$23,936	$—	$—
Precious metal and commodity inventories recorded at fair value	$13,249	$13,249	$—	$—
Commodity contracts on precious metal and commodity inventories	$764	$764	$—	$—
Interest rate swap agreements	$(138)	$—	$(138)	$—

	Asset (Liability) as of December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$33,983	$33,983	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,766	$14,766	$—	$—
Commodity contracts on precious metal and commodity inventories	$1,620	$1,620	$—	$—
Interest rate swap agreements	$(214)	$—	$(214)	$—

(in thousands)	Year ended December 31,
Activity	2014	2013	2012
Beginning balance	$—	$793	$(1,314)
Total net (losses) gains included in:
Net income	—	(793)	2,060
Other comprehensive (loss) income	—	—	—
Purchases	—	—	—
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	47
Net transfers into / (out of) Level 3	—	—	—
Ending balance	$—	$—	$793

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

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the

Page | 70

amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.4 million as of December 31, 2014, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 19 – Commitments and Contingencies

Operating Lease Commitments

The Company leases certain facilities under non-cancelable operating lease arrangements. Rent expense for the Company in 2014, 2013 and 2012 was $4.4 million, $4.1 million and $3.5 million, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Year	Amount
2015	3,059
2016	2,474
2017	1,631
2018	903
2019	725
Thereafter	713
Total	$9,505

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $2.4 million accrued related to estimated environmental remediation costs as of December 31, 2014. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the years ended December 31, 2014 and 2013, the Company recorded insurance reimbursements totaling $3.1 million and $1.1 million, respectively, for previously incurred remediation costs.

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

Page | 71

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of December 31, 2014, over and above the $1.0 million, total investigation and remediation costs of approximately $4.5 million and $1.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM will conduct additional sampling, testing, site investigations and install additional off-site wells. The additional work is expected to be completed in the first quarter of 2015, with a follow-up response report submitted to the MADEP thereafter. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 20 – Related Party Transactions

Page | 72

As of December 31, 2014, SPLP owned directly or indirectly through its subsidiaries 7,131,185 shares of the Company's common stock, representing approximately 66.2% of outstanding shares. As of December 31, 2013, SPLP owned directly or indirectly through its subsidiaries 7,228,735 shares of the Company's common stock, representing approximately 55.7% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Glen M. Kassan, as former Chief Executive Officer and present Vice Chairman, Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer. The increase in SPLP's ownership during the year ended December 31, 2014 was principally due to the reduction in the number of outstanding shares of the Company's common stock as a result of the 2014 common stock repurchase program and the completion of the tender offer discussed in Note 14 - "Stockholders' Equity." In addition, DGT Holdings Corp., which is 82.7% owned by SPLP, tendered into the offer its 97,550 shares of the Company's common stock.

The Company was indebted to SPLP under H&H Group's Subordinated Notes until March 26, 2013, when H&H Group delivered an irrevocable notice of its election to redeem all of its outstanding Subordinated Notes to the holders and irrevocably deposited funds for such redemption and interest payments in order to satisfy and discharge its obligations under the Indenture as more fully described in Note 11 - "Debt." SPLP received proceeds of $25.0 million in connection with the redemption of $21.6 million face amount of Subordinated Notes held by SPLP.

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

Effective January 1, 2013, certain individuals employed by SP Corporate and their related expenses were transferred to the Company, and the fee paid under the Management Services Agreement was accordingly reduced by approximately $2.0 million. On March 27, 2013, the Company and SP Corporate entered into a First Amendment to the Management Services Agreement to modify the titles and designation of certain officers to be provided pursuant to the Management Services Agreement and to adjust the fee thereunder, reflecting the aforementioned employee transfer and related change in the scope of services provided under the Management Services Agreement. The amended Management Services Agreement provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, effective January 1, 2013, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement.

The fees payable under the Management Services Agreement are subject to an annual review and such adjustments as may be agreed upon by SP Corporate and the Company. The Management Services Agreement has a term of one year and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein, which include, under certain circumstances, the payment by the Company of a termination fee to SP Corporate. There were no changes in the terms of the Management Services Agreement during 2014.

During the years ended December 31, 2014, 2013 and 2012, the Company also reimbursed SP Corporate and its affiliates approximately $0.4 million, $0.4 million and $0.3 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement.

Page | 73

In connection with the Investment Agreement discussed in Note 10 - "Investment," ModusLink agreed to reimburse SPLP's reasonably documented out-of-pocket expenses associated with the agreement up to a maximum of $0.2 million, which was principally paid by and reimbursed to the Company during the first quarter of 2013.

Note 21 – Reportable Segments

HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials and Kasco. For a more complete description of the Company's segments, see "Item 1 - Business - Products and Product Mix."

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income to evaluate segment performance. Operating income for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measures of segment profitability reviewed by the Company's management.

The following tables present information about the Company's reportable segments for the years ended December 31, 2014, 2013 and 2012:

Income Statement Data	Year Ended
(in thousands)	December 31,
	2014	2013	2012
Net sales:
Joining Materials	$207,320	$195,187	$174,621
Tubing	81,264	91,002	80,849
Building Materials	253,644	226,806	189,106
Kasco	58,240	58,169	54,137
Total net sales	$600,468	$571,164	$498,713

Segment operating income:
Joining Materials (a)	$19,428	$16,624	$23,942
Tubing	13,340	17,434	14,258
Building Materials	30,217	27,789	22,172
Kasco (b)	3,176	4,496	4,431
Total segment operating income	66,161	66,343	64,803
Unallocated corporate expenses and non-operating units	(16,878)	(21,009)	(23,301)
Unallocated pension expense	(3,739)	(5,206)	(3,194)
Gain from asset dispositions	176	75	93
Operating income	45,720	40,203	38,401
Interest expense	(7,544)	(13,662)	(16,688)
Realized and unrealized gain on derivatives	1,307	1,195	2,582
Other expense	(181)	(240)	(434)
Income from continuing operations before tax and equity investment	$39,302	$27,496	$23,861

a)
The results of the Joining Materials segment in 2014 include an non-cash impairment charge of $0.6 million related to certain equipment located in Toronto, Canada, which will either be sold or scrapped as part of the Company's continued integration activities associated with the Wolverine Joining acquisition. The results of the Joining Materials segment in 2012 include a gain of $0.6 million, resulting from the liquidation of precious metal inventory valued at LIFO cost. No similar gain was recorded in 2014 or 2013 due to an increase in ending inventory quantities.

b)	The results of the Kasco segment in 2014 include an non-cash impairment charge of $0.6 million related to certain unused, real property located in Atlanta, Georgia.

Page | 74

(in thousands)	2014	2013	2012
Capital Expenditures
Joining Materials	$5,128	$3,135	$2,951
Tubing	2,835	3,679	5,157
Building Materials	2,661	3,424	4,776
Kasco	1,989	1,339	2,236
Corporate and other	45	167	62
Total	$12,658	$11,744	$15,182

(in thousands)	2014	2013	2012
Depreciation and Amortization
Joining Materials	$3,204	$2,682	$1,110
Tubing	2,401	2,399	2,250
Building Materials	5,217	4,600	4,132
Kasco	2,162	2,095	1,920
Corporate and other	153	151	104
Total	$13,137	$11,927	$9,516

(in thousands)	2014	2013
Total Assets
Joining Materials	$107,387	$108,621
Tubing	36,160	37,550
Building Materials	137,270	134,320
Kasco	22,599	23,612
Corporate and other	165,670	137,476
Discontinued operations	69,673	68,144
Total	$538,759	$509,723

The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31. Foreign revenue is based on the country in which the legal subsidiary is domiciled. Long-lived assets in 2014 and 2013 consist of property, plant and equipment, plus approximately $8.4 million and $9.1 million, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value and are included primarily in other non-current assets on the consolidated balance sheets. Neither net sales nor long-lived assets from any single foreign country was material to the consolidated financial statements of the Company.

Geographic Information
	Net Sales
(in thousands)	2014	2013	2012
United States	$550,071	$518,631	$446,387
Foreign	50,397	52,533	52,326
Total	$600,468	$571,164	$498,713

	Long-Lived Assets
(in thousands)	2014	2013
United States	$67,574	$66,065
Foreign	8,483	9,489
Total	$76,057	$75,554

Page | 75

Note 22 – Parent Company Condensed Financial Information

As discussed in Note 11 - "Debt," certain of the Company's subsidiaries have long-term debt outstanding which place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan. As these subsidiaries' restricted net assets, which totaled approximately $353 million at December 31, 2014, represent a significant portion of the Company's consolidated total assets, the Company is presenting the following parent company condensed financial information. The HNH parent company condensed financial information is prepared on the same basis of accounting as the HNH consolidated financial statements, except that the HNH subsidiaries are accounted for under the equity method of accounting.

Page | 76

HANDY & HARMAN LTD. (PARENT ONLY)
Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$22,106	$1,853
Deferred income tax assets - current	10,037	4,062
Prepaid and other current assets	82	92
Total current assets	32,225	6,007
Notes receivable from Bairnco	4,627	4,627
Investment in associated company	1,661	33,983
Deferred income tax assets	84,109	64,088
Investments in and advances to subsidiaries, net	266,399	278,730
Total assets	$389,021	$387,435
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$—	$61
Accrued liabilities	380	718
Total current liabilities	380	779
Accrued interest - Handy & Harman	12,193	12,193
Notes payable to Handy & Harman	118,728	98,188
Accrued pension liability	208,331	142,403
Total liabilities	339,632	253,563
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares;
issued 13,580 and 13,444 shares, respectively	136	134
Accumulated other comprehensive loss	(235,822)	(181,931)
Additional paid-in capital	570,256	565,441
Treasury stock, at cost - 2,800 and 458 shares, respectively	(70,375)	(9,796)
Accumulated deficit	(214,806)	(239,976)
Total stockholders' equity	49,389	133,872
Total liabilities and stockholders' equity	$389,021	$387,435

Page | 77

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Income and Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Equity in income of subsidiaries, net of tax	$39,979	$44,275	$35,498
Selling, general and administrative expenses	(8,261)	(7,790)	(7,720)
Pension expense	(3,739)	(5,206)	(3,195)
Other:
Interest expense - Handy & Handy notes payable	—	—	(4,087)
Interest income - Bairnco notes receivable	—	—	560
Other income	—	—	15
Income before tax and equity investment	27,979	31,279	21,071
Tax benefit	4,624	4,744	5,410
(Loss) gain from associated company, net of tax	(7,433)	6,006	—
Net income	25,170	42,029	26,481
Other comprehensive (loss) income, net of tax:
Changes in pension liability and other post-retirement benefit obligations	(83,887)	68,328	(43,702)
Tax effect of changes in pension liability and other post-retirement benefit obligations	31,924	(25,653)	14,455
Change in market value of securities	—	7,113	(14,948)
Tax effect of change in market value of securities	—	(3,041)	6,054
Foreign currency translation adjustments	(1,928)	(2,510)	362
Other comprehensive (loss) income	(53,891)	44,237	(37,779)
Comprehensive (loss) income	$(28,721)	$86,266	$(11,298)

Page | 78

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$25,170	$42,029	$26,481
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in income of subsidiaries, net of tax	(39,979)	(44,275)	(35,498)
Payment in kind interest expense - Handy & Harman	—	—	4,087
Payment in kind interest income - Bairnco	—	—	(560)
Non-cash stock-based compensation	5,105	4,860	4,476
Non-cash loss (gain) from associated company, net of tax	7,433	(6,006)	—
Deferred income taxes	(4,624)	(5,945)	(5,410)
Change in operating assets and liabilities:
Pension payments - WHX Pension Plan	(20,540)	(13,106)	(15,919)
Pension expense	3,739	5,206	3,195
Other current assets and liabilities	487	45	(1,047)
Net cash used in operating activities	(23,209)	(17,192)	(20,195)
Cash flows from investing activities:
Investments in associated company	(1,499)	—	(6,321)
Dividends from subsidiaries	85,000	10,000	6,321
Net cash provided by investing activities	83,501	10,000	—
Cash flows from financing activities:
Notes payable - Handy & Harman	20,540	18,106	19,419
Purchases of treasury stock	(60,579)	(9,796)	—
Net cash (used in) provided by financing activities	(40,039)	8,310	19,419
Net change for the year	20,253	1,118	(776)
Cash and cash equivalents at beginning of year	1,853	735	1,511
Cash and cash equivalents at end of year	$22,106	$1,853	$735

Page | 79

Note 23 – Unaudited Quarterly Results

Unaudited quarterly financial results during the years ended December 31, 2014 and 2013 were as follows:

	Fiscal 2014 Quarter Ended (Unaudited)
(in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$135,487	$168,545	$164,524	$131,912
Operating income	$5,353	$17,585	$18,640	$4,142
Income from continuing operations before tax and equity investment	$3,878	$15,299	$17,515	$2,610
Net income from discontinued operations	$2,856	$3,667	$2,290	$1,164
Net (loss) income	$(370)	$11,076	$11,860	$2,604
Comprehensive (loss) income	$(599)	$11,186	$10,880	$(50,188)
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.25)	$0.56	$0.77	$0.13
Discontinued operations, net of tax, per share	$0.22	$0.28	$0.18	$0.11
Net (loss) income per share	$(0.03)	$0.84	$0.95	$0.24

	Fiscal 2013 Quarter Ended (Unaudited)
(in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$127,653	$160,975	$153,151	$129,385
Operating income	$8,143	$15,127	$14,563	$2,370
(Loss) income from continuing operations before tax and equity investment	$(827)	$14,870	$12,318	$1,135
Net income from discontinued operations	$11,455	$3,455	$3,978	$1,800
Net income	$8,015	$11,872	$9,643	$12,499
Comprehensive income	$11,431	$12,691	$7,694	$54,450
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.26)	$0.62	$0.43	$0.81
Discontinued operations, net of tax, per share	$0.87	$0.26	$0.30	$0.14
Net income per share	$0.61	$0.88	$0.73	$0.95

Other comprehensive (loss) income of $(52.8) million and $42.0 million, net of tax, were recorded in the fourth quarter of 2014 and 2013, respectively, primarily from unrealized actuarial (losses) gains associated with the Company's defined benefit pension plan.

Note 24 – Subsequent Events

On December 30, 2014, the Company issued a press release announcing that it had sent a letter to JPS Industries, Inc. ("JPS") stating its willingness to enter into a definitive merger agreement with JPS to acquire all of the outstanding shares of common stock of JPS not already owned by the Company’s parent, SPLP, for $10.00 per share in cash. On January 26, 2015, the Company issued a press release announcing that HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPH Group Holdings LLC ("SPHG Holdings"), a subsidiary of SPLP, and with respect to the 4,021,580 JPS shares owned by SPHG Holdings, in exchange for common stock of the Company. If all shares are tendered, the Company would exchange approximately $60.1 million in cash and 863,946 shares of its common stock.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into a second amendment ("Second Amendment") to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC for the shares of JPS,

Page | 80

including the use of up to $71.0 million under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, will become guarantors under the Senior Credit Facility pursuant to the Second Amendment.

On February 23, 2015, HNH announced that it was extending the expiration of the tender offer from February 26, 2015 to March 9, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

Page | 81

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

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

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2014 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2014 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Page | 82

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan Information" included in Item 5 of the Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from our Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2014.

Page | 83

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Listing of Documents

1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firms

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Income Statements for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of December 18, 2014, by and among Handy & Harman Group Ltd., Bairnco Corporation and Rogers Corporation. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 22, 2014)

3.1
Amended and Restated Certificate of Incorporation of the Company, as most recently amended, effective on January 3, 2011. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

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

Page | 84

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
4.14
Credit Agreement, dated as of November 8, 2012, by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.11 to the Company's Annual Report on Form 10-K filed on February 28, 2013)

4.15
First Amendment to Credit Agreement by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders, dated as of April 26, 2013. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 29, 2013)

4.16
Second Amendment to Credit Agreement by and among H&H Group, certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders, dated as of September 13, 2013. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 13, 2013)

4.17
Credit Agreement, dated as of June 3, 2014, by and among WHX CS Corp., the other entities joined as borrowers thereunder from time to time, the lenders party thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 4, 2014)

4.18
Pledge Agreement, dated as of June 3, 2014, by WHX CS Corp. in favor of PNC Bank, National Association, as agent for the benefit of the lenders. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 4, 2014)

4.19
Third Amendment, dated as of August 5, 2014, to the Credit Agreement, dated as of November 8, 2012, as amended, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed August 6, 2014)

4.20
Amended and Restated Credit Agreement, as amended, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 2014)

Page | 85

4.21
First Amendment, dated as of November 24, 2014, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 25, 2014)

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation ("WPSC") and Wheeling-Pittsburgh Corporation ("WPC"), the Company and certain affiliates of WPSC, WPC and the Company. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 30, 2001)

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

16.1	Letter Regarding Change in Certifying Accountant. (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed September 13, 2012)
*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
*23.2	Consent of Independent Registered Public Accounting Firm-Grant Thornton LLP.
*23.3	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.

Page | 86

*23.4	Consent of Independent Registered Public Accounting Firm-KPMG LLP.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Financial Statements of ModusLink Global Solutions, Inc.

*	Exhibit 101.INS XBRL Instance Document

*	Exhibit 101.SCH XBRL Taxonomy Extension Schema

*	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

*	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

*	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

*	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

* - filed herewith.
** - Management contract, or compensatory plan or arrangement.

Page | 87

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

By:	/s/ Warren G. Lichtenstein	February 27, 2015
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Jack L. Howard	February 27, 2015
	Jack L. Howard, Vice Chairman and Director	Date
(Principal Executive Officer)

By:	/s/ Glen M. Kassan	February 27, 2015
	Glen M. Kassan, Vice Chairman and Director	Date

By:	/s/ James F. McCabe, Jr.	February 27, 2015
	James F. McCabe, Jr., Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Patrick A. DeMarco	February 27, 2015
	Patrick A. DeMarco, Director	Date

By:	/s/ Robert Frankfurt	February 27, 2015
	Robert Frankfurt, Director	Date

By:	/s/ John H. McNamara, Jr.	February 27, 2015
	John H. McNamara, Jr., Director	Date

By:	/s/ Garen W. Smith	February 27, 2015
	Garen W. Smith, Director	Date

By:	/s/ Jeffrey A. Svoboda	February 27, 2015
	Jeffrey A. Svoboda, Director	Date

Page | 88