Form 10-Q
period 2015-03-31
HANDY & HARMAN LTD.
filed 2015-04-30
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of April 29, 2015 was 10,784,634.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$18,861	$31,649
Trade and other receivables - net of allowance for doubtful accounts of $1,677 and $1,742, respectively	83,809	59,463
Inventories, net	73,660	63,929
Deferred income tax assets - current	12,702	26,719
Prepaid and other current assets	6,000	7,111
Assets of discontinued operations	—	69,673
Total current assets	195,032	258,544
Property, plant and equipment at cost, less accumulated depreciation	68,575	67,621
Goodwill	89,145	68,253
Other intangibles, net	37,013	33,338
Investment in associated company	32,803	23,936
Deferred income tax assets	82,149	71,710
Other non-current assets	15,147	15,357
Total assets	$519,864	$538,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$40,534	$30,805
Accrued liabilities	20,805	23,368
Accrued environmental liabilities	1,480	2,424
Short-term debt	868	602
Current portion of long-term debt	6,314	6,378
Deferred income tax liabilities - current	209	186
Liabilities of discontinued operations	—	13,698
Total current liabilities	70,210	77,461
Long-term debt	92,645	196,423
Accrued pension liability	206,651	208,388
Other post-retirement benefit obligations	2,700	2,914
Other liabilities	4,149	4,184
Total liabilities	376,355	489,370
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,586 and 13,580 shares, respectively	136	136
Accumulated other comprehensive loss	(235,592)	(235,822)
Additional paid-in capital	570,802	570,256
Treasury stock, at cost - 2,800 shares	(70,375)	(70,375)
Accumulated deficit	(121,462)	(214,806)
Total stockholders' equity	143,509	49,389
Total liabilities and stockholders' equity	$519,864	$538,759

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share)	2015	2014
Net sales	$137,982	$135,487
Cost of goods sold	99,603	98,336
Gross profit	38,379	37,151
Selling, general and administrative expenses	30,861	30,693
Pension expense	2,072	1,105
Operating income	5,446	5,353
Other:
Interest expense	1,167	1,546
Realized and unrealized loss (gain) on derivatives	207	(140)
Other expense	93	69
Income from continuing operations before tax and equity investment	3,979	3,878
Tax provision	1,643	1,806
(Gain) loss from associated company, net of tax	(922)	5,298
Income (loss) from continuing operations, net of tax	3,258	(3,226)
Discontinued operations:
Income from discontinued operations, net of tax	565	2,814
Gain on disposal of assets, net of tax	89,521	42
Net income from discontinued operations	90,086	2,856
Net income (loss)	$93,344	$(370)
Basic and diluted income (loss) per share of common stock
Income (loss) from continuing operations, net of tax, per share	$0.30	$(0.25)
Discontinued operations, net of tax, per share	8.36	0.22
Net income (loss) per share	$8.66	$(0.03)
Weighted-average number of common shares outstanding	10,780	12,995

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net income (loss)	$93,344	$(370)

Other comprehensive income (loss), net of tax:
Changes in pension liability and other post-retirement benefit obligations	2,022	—
Tax effect of changes in pension liability and other post-retirement benefit obligations	(395)	—
Foreign currency translation adjustments	(1,397)	(229)
Other comprehensive income (loss)	230	(229)

Comprehensive income (loss)	$93,574	$(599)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2014	13,580	$136	$(235,822)	$570,256	$(70,375)	$(214,806)	$49,389
Amortization, issuance and forfeitures of restricted stock grants	6	—	—	546	—	—	546
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	1,627	—	—	—	1,627
Foreign currency translation adjustments	—	—	(1,397)	—	—	—	(1,397)
Net income	—	—	—	—	—	93,344	93,344
Balance, March 31, 2015	13,586	$136	$(235,592)	$570,802	$(70,375)	$(121,462)	$143,509

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income (loss)	$93,344	$(370)
Net income from discontinued operations	(90,086)	(2,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,250	3,327
Non-cash stock-based compensation	1,345	1,078
Non-cash (gain) loss from investment in associated company, net of tax	(922)	5,298
Amortization of debt issuance costs	284	207
Deferred income taxes	1,166	1,270
Gain from asset dispositions	(55)	(23)
Non-cash loss (gain) from derivatives	198	(442)
Reclassification of net cash settlements on precious metal contracts to investing activities	8	302
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(21,908)	(17,061)
Inventories	(8,367)	(9,345)
Prepaid and other current assets	1,073	1,080
Other current liabilities	(1,914)	(2,472)
Other items, net	(295)	19
Net cash used in continuing operations	(22,879)	(19,988)
Net cash (used in) provided by discontinued operations	(2,264)	1,315
Net cash used in operating activities	(25,143)	(18,673)
Cash flows from investing activities:
Additions to property, plant and equipment	(3,775)	(2,419)
Net cash settlements on precious metal contracts	(8)	(302)
Acquisitions, net of cash acquired	(27,000)	—
Proceeds from sale of assets	79	64
Investments in associated company	(7,368)	—
Proceeds from sale of discontinued operations	152,889	—
Net cash used in investing activities of discontinued operations	(75)	(834)
Net cash provided by (used in) investing activities	114,742	(3,491)

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Cash flows from financing activities:
Net revolver (repayments) borrowings	(103,670)	19,800
Net borrowings on loans - foreign	266	225
Repayments of term loans - domestic	(88)	(3,205)
Deferred finance charges	(282)	—
Net change in overdrafts	1,555	2,672
Purchases of treasury stock	—	(33)
Other financing activities	(7)	(9)
Net cash provided by financing activities of discontinued operations	—	1,495
Net cash (used in) provided by financing activities	(102,226)	20,945
Net change for the period	(12,627)	(1,219)
Effect of exchange rate changes on cash and cash equivalents	(161)	(19)
Cash and cash equivalents at beginning of period	31,649	10,300
Cash and cash equivalents at end of period	$18,861	$9,062

Cash paid during the period for:
Interest	$1,011	$1,537
Taxes	$1,006	$1,784

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

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2014, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2014. Certain amounts for the prior year have been reclassified to conform to the current year presentation.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is scheduled to be effective for the Company's 2017 fiscal year, however, the FASB has proposed a one-year deferral of the effective date of the new revenue recognition standard. The ASU may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for the Company's 2016 fiscal year and will be applied on a retrospective basis. As of March 31, 2015, debt issuance costs totaling $4.8 million are included in other non-current assets on the consolidated balance sheet and will be reclassified upon adoption of this ASU.

Note 3 – Acquisitions

On March 31, 2015, the Company, through its indirect subsidiary, OMG, Inc. (“OMG”), acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. (“ITW”), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, for a cash purchase price of $27.0 million, subject to a final working capital adjustment. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1.6 million, $0.1 million and $4.4 million, respectively, on a preliminary basis. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business will be reported within the Company's Building Materials segment. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $20.9 million on a preliminary basis, which is expected to be deductible for income tax purposes.

Note 4 – Discontinued Operations

The following business is classified as a discontinued operation in the consolidated financial statements.

Arlon, LLC

On December 18, 2014, H&H Group and Bairnco entered into a stock purchase agreement to sell all of the issued and outstanding equity interests of Arlon, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Bairnco, and its subsidiaries (other than Arlon India (Pvt) Limited) for $157.0 million in cash, less transaction fees, subject to a working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The closing of the sale occurred in January 2015. The operations of Arlon, LLC comprised substantially all of the Company's former Arlon Electronic Materials segment, which manufactured high performance materials for the printed circuit board industry and silicone rubber-based materials.

The assets and liabilities of discontinued operations were segregated on the consolidated balance sheet as of December 31, 2014. No balances from discontinued operations remain at March 31, 2015.

December 31,
(in thousands)	2014
Assets of Discontinued Operations:
Trade and other receivables, net	$16,044
Inventories, net	8,294
Prepaid and other current assets	811
Property, plant and equipment, net	24,754
Goodwill	9,298
Other intangibles, net	10,472
Total assets of discontinued operations	$69,673

Liabilities of Discontinued Operations:
Trade payables	$6,252
Accrued liabilities	3,986
Accrued pension liability	1,794
Other liabilities	1,666
Total liabilities of discontinued operations	$13,698

The net income from discontinued operations includes the following:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net sales	$5,952	$26,360
Operating income	920	4,337
Interest expense and other income	(10)	(13)
Tax provision	365	1,536
Income from discontinued operations, net of tax	565	2,814
Gain on disposal of assets	93,455	42
Tax provision	3,934	—
Gain on disposal of assets, net of tax	89,521	42
Net income from discontinued operations	$90,086	$2,856

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the write-off of Arlon, LLC’s net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC was 4.2%.

Note 5 – Inventories

Inventories, net at March 31, 2015 and December 31, 2014 were comprised of:

	March 31,	December 31,
(in thousands)	2015	2014
Finished products	$28,224	$24,424
In-process	11,845	10,310
Raw materials	14,008	12,346
Fine and fabricated precious metals in various stages of completion	20,084	17,094
	74,161	64,174
LIFO reserve	(501)	(245)
Total	$73,660	$63,929

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of last-in, first-out ("LIFO") cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2015, customer metal in H&H's custody consisted of 175,164 ounces of silver, 534 ounces of gold and 1,392 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
(in thousands, except per ounce)	2015	2014
Precious metals stated at LIFO cost	$6,410	$4,684
Precious metals stated under non-LIFO cost methods, primarily at fair value	$13,173	$12,165
Market value per ounce:
Silver	$17.06	$15.75
Gold	$1,195.75	$1,199.25
Palladium	$748.00	$798.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2015 were as follows (in thousands):

Segment	Balance at January 1, 2015	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at March 31, 2015	Accumulated Impairment Losses
Joining Materials	$16,238	$(29)	$—	$—	$16,209	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,120	—	20,921	—	71,041	—
Total	$68,253	$(29)	$20,921	$—	$89,145	$—

Other intangible assets as of March 31, 2015 and December 31, 2014 consisted of:

(in thousands)	March 31, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$31,977	$(9,015)	$22,962	$31,977	$(8,524)	$23,453
Trademarks, trade names and brand names	8,419	(2,128)	6,291	8,419	(2,004)	6,415
Patents and patent applications	5,397	(2,325)	3,072	5,354	(2,229)	3,125
Non-compete agreements	771	(679)	92	709	(671)	38
Other	5,689	(1,093)	4,596	1,358	(1,051)	307
Total	$52,253	$(15,240)	$37,013	$47,817	$(14,479)	$33,338

The $20.9 million addition to goodwill within the Building Materials segment during the three months ended March 31, 2015 was due to the Company's ITW acquisition discussed in Note 3 - "Acquisitions." Other intangible assets as of March 31, 2015 also include $4.4 million in intangible assets, primarily unpatented technology, associated with the ITW acquisition. These balances are subject to adjustment during the finalization of the purchase price allocation for the ITW acquisition.

Amortization expense totaled $0.8 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The Company carries its ModusLink investment on the consolidated balance sheet at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,368,076 and 6,383,005 shares of the common stock of ModusLink at March 31, 2015 and December 31, 2014, respectively, and the value of this investment increased from $23.9 million at December 31, 2014 to $32.8 million at March 31, 2015 due primarily to the additional shares of ModusLink common stock purchased by the Company during 2015.

As of March 31, 2015, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 16,408,091 ModusLink common shares, which represented 31.4% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended January 31, 2015, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	January 31,	July 31,
(in thousands)	2015	2014
Current assets	$415,829	$405,768
Non-current assets	$41,193	$45,878
Current liabilities	$210,180	$198,594
Non-current liabilities	$83,650	$81,434
Stockholders' equity	$163,192	$171,618

	Three Months Ended
	January 31,
(in thousands)	2015	2014
Net revenue	$148,310	$194,011
Gross profit	$16,594	$22,580
(Loss) income from continuing operations	$(1,556)	$1,063
Net (loss) income	$(1,566)	$1,064

Note 8 – Debt

Debt at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
(in thousands)	2015	2014
Short-term debt
Foreign	$868	$602
Long-term debt
Revolving facilities	89,705	193,375
Other H&H debt - domestic	7,926	8,014
Foreign loan facilities	1,328	1,412
Sub total	98,959	202,801
Less portion due within one year	6,314	6,378
Total long-term debt	92,645	196,423
Total debt	$99,827	$203,403

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provides for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at March 31, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.16% at March 31, 2015. H&H Group's availability under the Senior Credit Facility was $157.4 million as of March 31, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS Industries, Inc. ("JPS"), including the use of up to $71.0 million under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, will become guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 19 - "Subsequent Events."

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at March 31, 2015.

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

As of March 31, 2015, the Company had the following outstanding futures contracts with settlement dates ranging from April 2015 to June 2015. There were no forward contracts outstanding at March 31, 2015.

			Notional Value
Commodity	Amount		($ in millions)
Silver	795,000	ounces	$13.6
Gold	900	ounces	$1.1
Copper	350,000	pounds	$1.0
Tin	60	metric tons	$1.0

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Fair Value Hedges. Of the total futures contracts outstanding, 655,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated statement of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

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

Effect of Derivative Instruments in the Consolidated Statements of Operations - Income/(Expense)

(in thousands)		Three Months Ended
		March 31,
Derivative	Statement of Operations Line	2015	2014
Commodity contracts	Cost of goods sold	$(914)	$(126)
	Total derivatives designated as hedging instruments	(914)	(126)
Commodity contracts	Cost of goods sold	147	(21)
Commodity contracts	Realized and unrealized (loss) gain on derivatives	(207)	140
Interest rate swap agreements	Interest expense	(45)	(45)
	Total derivatives not designated as hedging instruments	(105)	74
	Total derivatives	$(1,019)	$(52)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2015	2014
Commodity contracts	Prepaid and other current assets	$409	$667
	Total derivatives designated as hedging instruments	409	667
Commodity contracts	Prepaid and other current assets	139	97
Interest rate swap agreements	Other liabilities	(131)	(138)
	Total derivatives not designated as hedging instruments	8	(41)
	Total derivatives	$417	$626

Note 10 – Pension and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plan for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Interest cost	$4,760	$5,248
Expected return on plan assets	(5,518)	(6,050)
Amortization of actuarial loss	2,830	1,907
Total	$2,072	$1,105

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $13.3 million for the remainder of 2015, $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination.

In addition to its pension plan, which is included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.5 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

Note 11 – Stockholders' Equity

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2014	$(1,957)	$(233,865)	$(235,822)
Current period (loss) income	(1,397)	1,627	230
Balance at March 31, 2015	$(3,354)	$(232,238)	$(235,592)

The current period foreign currency translation adjustments include a $0.2 million increase in accumulated other comprehensive loss associated with the sale of Arlon, LLC. The changes in net pension and other benefit obligations of $1.6 million are also related to the sale of Arlon, LLC, which sponsored a defined benefit pension plan that had an accumulated other comprehensive loss. See Note 4 - "Discontinued Operations" for further discussion of the sale of Arlon, LLC.

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2015, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 52,714 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated statement of operations on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2015 vest in approximately equal annual installments over a three year period from the grant date. The restricted stock grants to the Company's non-employee directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity under the 2007 Plan was as follows for the three months ended March 31, 2015:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2015	616,248	785,000	1,401,248
Granted	12,439	40,275	52,714
Forfeited	(7,446)	—	(7,446)
Reduced for income tax obligations	(39,143)	—	(39,143)
Balance, March 31, 2015	582,098	825,275	1,407,373

Vested	488,874	785,000	1,273,874
Non-vested	93,224	40,275	133,499

The Company recognized compensation expense related to restricted shares of $1.3 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. Unearned compensation expense related to restricted shares at March 31, 2015 is $3.3 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended March 31, 2015 and 2014, tax provisions from continuing operations of $1.6 million and $1.8 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2015 and 2014 were 41.3% and 46.6%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended March 31,
(in thousands, except per share)	2015	2014
Income (loss) from continuing operations, net of tax	$3,258	$(3,226)
Weighted-average number of common shares outstanding	10,780	12,995
Income (loss) from continuing operations, net of tax, per share	$0.30	$(0.25)
Net income from discontinued operations	$90,086	$2,856
Weighted-average number of common shares outstanding	10,780	12,995
Discontinued operations, net of tax, per share	$8.36	$0.22
Net income (loss)	$93,344	$(370)
Weighted-average number of common shares outstanding	10,780	12,995
Net income (loss) per share	$8.66	$(0.03)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three months ended March 31, 2015 and 2014, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of March 31, 2015, stock options for an aggregate of 35,600 shares are excluded from the calculations above.

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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	Asset (Liability) as of March 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$32,803	$32,803	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,078	$14,078	$—	$—
Commodity contracts on precious metal and commodity inventories	$548	$548	$—	$—
Interest rate swap agreements	$(131)	$—	$(131)	$—

	Asset (Liability) as of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$23,936	$23,936	$—	$—
Precious metal and commodity inventories recorded at fair value	$13,249	$13,249	$—	$—
Commodity contracts on precious metal and commodity inventories	$764	$764	$—	$—
Interest rate swap agreements	$(138)	$—	$(138)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.4 million as of March 31, 2015, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $1.5 million accrued related to estimated environmental remediation costs as of March 31, 2015. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarter ended March 31, 2015, the Company recorded an insurance reimbursement of $1.2 million for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of March 31, 2015, over and above the $1.0 million, total investigation and remediation costs of approximately $4.6 million and $1.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing and well installations. The additional work is expected to be completed in the second quarter of 2015, with a follow-up response report submitted to the MADEP in the third quarter of 2015. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of March 31, 2015, SPLP owned directly or indirectly through its subsidiaries 7,131,185 shares of the Company's common stock, representing approximately 66.1% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

The Company has entered into a Management Services Agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provides that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, consisting of

(a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement. During the three months ended March 31, 2015 and 2014, the Company also reimbursed SP Corporate and its affiliates approximately $0.1 million and $0.1 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement.

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

The following table presents information about the Company's reportable segments for the three months ended March 31, 2015 and 2014:

Statement of Operations Data	Three Months Ended
(in thousands)	March 31,
	2015	2014
Net sales:
Joining Materials	$47,793	$51,713
Tubing	21,080	20,706
Building Materials	54,989	48,531
Kasco	14,120	14,537
Total net sales	$137,982	$135,487
Segment operating income:
Joining Materials	$6,247	$5,378
Tubing	3,080	3,068
Building Materials	3,233	3,010
Kasco	863	726
Total segment operating income	13,423	12,182
Unallocated corporate expenses and non-operating units	(5,960)	(5,747)
Unallocated pension expense	(2,072)	(1,105)
Gain from asset dispositions	55	23
Operating income	5,446	5,353
Interest expense	(1,167)	(1,546)
Realized and unrealized (loss) gain on derivatives	(207)	140
Other expense	(93)	(69)
Income from continuing operations before tax and equity investment	$3,979	$3,878

Note 19 – Subsequent Events

On January 26, 2015, the Company issued a press release announcing that HNH Group Acquisition LLC has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of common stock of JPS at a price of $10.00 per share in cash to all stockholders other than SPH Group Holdings LLC ("SPHG Holdings"), a subsidiary of SPLP, and with respect to the 4,021,580 JPS shares owned by SPHG Holdings, in exchange for common stock of the Company. If all shares are tendered, the Company would exchange approximately $60.1 million in cash and 863,946 shares of its common stock. On April 29, 2015, HNH announced that it was extending the expiration of the tender offer to May 15, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction.There is no assurance that HNH and JPS will enter into a definitive agreement.

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

Discontinued Operations

The results of operations of Arlon, LLC have been reported as a discontinued operation in the Company's consolidated financial statements and are not reflected in the tables and discussion of the Company's continuing operations below.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The Company's consolidated operating results for the three months ended March 31, 2015 and 2014 are summarized in the following table:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net sales	$137,982	$135,487
Gross profit	38,379	37,151
Gross profit margin	27.8%	27.4%
Selling, general and administrative expenses	30,861	30,693
Pension expense	2,072	1,105
Operating income	5,446	5,353
Other:
Interest expense	1,167	1,546
Realized and unrealized loss (gain) on derivatives	207	(140)
Other expense	93	69
Income from continuing operations before tax and equity investment	3,979	3,878
Tax provision	1,643	1,806
(Gain) loss from associated company, net of tax	(922)	5,298
Income (loss) from continuing operations, net of tax	$3,258	$(3,226)

Net Sales

Net sales for the three months ended March 31, 2015 increased by $2.5 million, or 1.8%, to $138.0 million, as compared to $135.5 million for the same period in 2014. The change in net sales reflects a net increase from core growth of approximately $6.7 million, which were partially offset by a reduction of approximately $4.2 million in net sales due to lower average silver prices. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $6.7 million on higher volume, primarily from the Building Materials segment. The average silver market price was approximately $16.74 per troy ounce in the first quarter of 2015, as compared to $20.14 per troy ounce in the same period in 2014.

Gross Profit

Gross profit for the three months ended March 31, 2015 increased to $38.4 million, as compared to $37.2 million for the same period in 2014, and as a percentage of net sales, increased to 27.8%, as compared to 27.4% in the first quarter last year. The change in gross profit reflects a net increase from core growth of approximately $1.8 million, which was partially offset by a reduction of approximately $0.5 million in gross profit due to lower average silver prices. Higher sales volume from the Building Materials segment lead to the increase in gross profit from our core business. The gross profit margin improvement of 0.4% was principally due to favorable product mix in the Joining Materials segment and favorable labor and manufacturing overhead costs in the Tubing segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2015 were $30.9 million, as compared to $30.7 million for the same period a year ago. The higher SG&A in the first quarter of 2015 was driven by higher compensation costs during the three months ended March 31, 2015, which were partially offset by lower employee benefit costs and the recording of an insurance reimbursement of $1.2 million for previously incurred environmental remediation costs.

Pension Expense

Non-cash pension expense was $2.1 million for the three months ended March 31, 2015, which was $1.0 million higher than the three months ended March 31, 2014. We currently expect non-cash pension expense to be approximately $8.3 million in 2015, as compared to $3.7 million in 2014, due to a decline in discount rates based on changes in corporate bond yields, an increase in participant life expectancy reflected in revised mortality assumptions, and also because the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2014.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $1.2 million, as compared to $1.5 million for the three months ended March 31, 2014. The lower interest expense for the three months ended March 31, 2015 was primarily due to lower borrowing levels in the first quarter of 2015.

Realized and Unrealized (Loss) Gain on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Tax Provision

For the three months ended March 31, 2015 and 2014, tax provisions from continuing operations of $1.6 million and $1.8 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2015 and 2014 were 41.3% and 46.6%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Gain (Loss) from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the gain (loss) recorded during the three months ended March 31, 2015 and 2014 is due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three months ended March 31, 2015 and 2014 are shown in the following table:

	Three Months Ended March 31,
			Inc./	%
(in thousands)	2015	2014	(Decr.)	Change
Net sales:
Joining Materials	$47,793	$51,713	$(3,920)	(7.6)%
Tubing	21,080	20,706	374	1.8%
Building Materials	54,989	48,531	6,458	13.3%
Kasco	14,120	14,537	(417)	(2.9)%
Total net sales	$137,982	$135,487	$2,495	1.8%
Segment operating income:
Joining Materials	$6,247	$5,378	$869	16.2%
Tubing	3,080	3,068	12	0.4%
Building Materials	3,233	3,010	223	7.4%
Kasco	863	726	137	18.9%
Total segment operating income	$13,423	$12,182	$1,241	10.2%

Joining Materials

For the three months ended March 31, 2015, the Joining Materials segment net sales decreased by $3.9 million, or 7.6%, to $47.8 million, as compared to net sales of $51.7 million for the same period in 2014. The change in net sales reflects a reduction of approximately $4.2 million in net sales due to a $3.40 per troy ounce decline in the average market price of silver. Value added sales increased approximately $0.3 million primarily due to higher sales volume from our North American facilities.

Segment operating income for the first quarter of 2015 increased by $0.9 million, or 16.2%, to $6.2 million, as compared to $5.4 million for the same period in 2014. Improved operating income during the first quarter of 2015 was driven by favorable product mix and lower SG&A costs due to higher severance and recruitment costs incurred during the first quarter of 2014, as well as lower benefit costs in the first quarter of 2015, which were partially offset by reduced profit generated on the material portion of our products, due principally to lower average silver prices during the first quarter of 2015. The effect of lower average silver prices reduced operating income by approximately $0.5 million on a quarter versus prior year's quarter basis.

Tubing

For the three months ended March 31, 2015, the Tubing segment net sales increased by $0.4 million, or 1.8%, to $21.1 million, as compared to $20.7 million in the first quarter of 2014. The increase was primarily driven by higher sales volume of our stainless steel tubing products in the nuclear, aerospace and defense markets served by the Tubing segment.

Segment operating income for the first quarter of 2015 was $3.1 million, which was relatively flat as compared to the first quarter of 2014. Gross profit was higher during the first quarter of 2015, as compared to the same period in 2014, driven by higher sales volume and lower labor and manufacturing overhead costs, as compared to the first quarter of 2014. However, the higher gross profit was offset by unfavorable SG&A expenses as a result of higher personnel costs during the first quarter of 2015.

Building Materials

For the three months ended March 31, 2015, the Building Materials segment net sales increased by $6.5 million, or 13.3%, to $55.0 million, as compared to $48.5 million for the same period in 2014. Sales of both our roofing and FastenMaster products were higher, as compared to the first quarter of 2014, due to strong growth from our private label roofing products and strong demand from home centers and lumberyards for our FastenMaster products.

Segment operating income increased by $0.2 million, or 7.4%, to $3.2 million for the three months ended March 31, 2015, as compared to $3.0 million for the same period in 2014. Gross profit increased during the first quarter of 2015 due to the higher sales volume, but gross profit margin for the three months ended March 31, 2015 was lower, as compared to the three months ended March 31, 2014, primarily due to a change in sales mix, higher freight costs, in part due to the West Coast port slowdown, as well as costs associated with the consolidation of our Midwest manufacturing and warehouse facilities into a single location. SG&A also increased, reflecting increased employee headcount and promotional expenses during the 2015 period.

Kasco

For the three months ended March 31, 2015, the Kasco segment net sales decreased by $0.4 million, or 2.9%, to $14.1 million, as compared to $14.5 million for the same period in 2014, due to lower net sales from its Canadian equipment business as well as lower sales from its European region, primarily due to the negative impact of foreign currency exchange rates.

Segment operating income increased by $0.1 million to $0.9 million for the three months ended March 31, 2015, as compared to $0.7 million for the same period in 2014. Gross margin improved for the three months ended March 31, 2015, primarily due to higher cost absorption in its Mexico manufacturing facility as well as lower fuel costs, as compared with the same period of the prior year.

Discussion of Consolidated Cash Flows

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
(in thousands)	2015	2014
Net cash used in operating activities	$(25,143)	$(18,673)
Net cash provided by (used in) investing activities	114,742	(3,491)
Net cash (used in) provided by financing activities	(102,226)	20,945
Net change for the period	$(12,627)	$(1,219)

Operating Activities

Operating cash flows for the three months ended March 31, 2015 were $6.5 million lower, as compared to the same period in 2014. Trade and other receivables used $21.9 million during the three month period of 2015, as compared to a use of $17.1 million for the same period in 2014. The higher usage during the first quarter of 2015 was primarily driven by higher net sales during the 2015 period. Inventories used $8.4 million during the three month period of 2015, as compared to $9.3 million for the same period in 2014. The lower inventory usage during the 2015 period was primarily driven by lower silver prices, as compared to the same period of 2014. Discontinued operations used $2.3 million during the first quarter of 2015, as compared to a cash inflow of $1.3 million in 2014.

Investing Activities

Investing activities provided $114.7 million of cash for the three months ended March 31, 2015 and used $3.5 million during the same period of 2014. Investing activities for the three months ended March 31, 2015 included net proceeds of $152.9 million from the sale of Arlon, LLC, partially offset by acquisition costs of $27.0 million related to the ITW Polymers Sealants North America Inc. acquisition. Capital spending of $3.8 million in the 2015 period was relatively comparable with $2.4 million in the 2014 period. The Company also invested approximately $7.4 million, including brokerage commissions, in the common stock of ModusLink during the first quarter of 2015.

Financing Activities

For the three months ended March 31, 2015, the Company's financing activities used $102.2 million of cash. Borrowings under the Company's revolving credit facilities decreased by $103.7 million during the three months ended March 31, 2015, driven by cash proceeds from the sale of Arlon, LLC.

For the three months ended March 31, 2014, the Company's financing activities provided $20.9 million of cash. The Company increased net borrowings on its revolving credit facility by $19.8 million, which was partially offset by repayments of $3.2 million on its domestic term loans.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of March 31, 2015, the Company's current assets totaled $195.0 million, its current liabilities totaled $70.2 million and its net working capital was $124.8 million, as compared to net working capital of $181.1 million as of December 31, 2014. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $13.3 million for the remainder of 2015, and $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365.0 million senior secured revolving credit facility. As of March 31, 2015, H&H Group's availability under its senior secured revolving credit facility was $157.4 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value. Consistent with this philosophy, the Company has commenced a tender offer to purchase up to 10,028,724 shares, or approximately 96.5% of the outstanding shares, of JPS Industries, Inc. ("JPS"). If all shares are tendered, the Company would exchange approximately $60.1 million in cash and 863,946 shares of its common stock. On April 29, 2015, HNH announced that it was extending the expiration of the tender offer to May 15, 2015. The extension of the tender offer is intended to facilitate the discussions between the Company and JPS regarding a potential negotiated transaction. There is no assurance that HNH and JPS will enter into a definitive agreement.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of March 31, 2015, customer metal in H&H's custody consisted of 175,164 ounces of silver, 534 ounces of gold and 1,392 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2015, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Commitments and Contingencies," of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, 39,143 shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of shares of restricted stock previously granted to such individuals.

The following table provides information on the shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended March 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
	(a)	(b)	(c)	(d)
January 1, 2015 to January 31, 2015	—	N/A	—	N/A
February 1, 2015 to February 28, 2015	3,762	$46.61	—	N/A
March 1, 2015 to March 31, 2015	35,381	$41.81	—	N/A
	39,143		—	N/A

Item 6. - Exhibits

Exhibit 2.1 Amendment No. 1 to Stock Purchase Agreement, dated January 22, 2015, by and among Handy & Harman Group
Ltd., Bairnco, LLC and Rogers Corporation. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 27, 2015)

Exhibit 4.1 Second Amendment, dated as of January 22, 2015, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 26, 2015)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

April 30, 2015