Form 10-Q
period 2015-06-30
HANDY & HARMAN LTD.
filed 2015-07-29
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of July 28, 2015 was 10,782,910.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$18,748	$31,649
Trade and other receivables - net of allowance for doubtful accounts of $1,533 and $1,742, respectively	92,534	59,463
Inventories, net	71,842	63,929
Deferred income tax assets - current	12,722	26,719
Prepaid and other current assets	5,971	7,111
Assets of discontinued operations	—	69,673
Total current assets	201,817	258,544
Property, plant and equipment at cost, less accumulated depreciation	69,361	67,621
Goodwill	89,499	68,253
Other intangibles, net	36,131	33,338
Investment in associated company	29,529	23,936
Deferred income tax assets	78,907	71,710
Other non-current assets	14,768	15,357
Total assets	$520,012	$538,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$40,642	$30,805
Accrued liabilities	22,064	23,368
Accrued environmental liabilities	2,018	2,424
Short-term debt	835	602
Current portion of long-term debt	6,256	6,378
Deferred income tax liabilities - current	205	186
Liabilities of discontinued operations	—	13,698
Total current liabilities	72,020	77,461
Long-term debt	84,823	196,423
Accrued pension liability	205,672	208,388
Other post-retirement benefit obligations	2,668	2,914
Other liabilities	4,220	4,184
Total liabilities	369,403	489,370
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,583 and 13,580 shares, respectively	136	136
Accumulated other comprehensive loss	(235,245)	(235,822)
Additional paid-in capital	571,427	570,256
Treasury stock, at cost - 2,800 shares	(70,375)	(70,375)
Accumulated deficit	(115,334)	(214,806)
Total stockholders' equity	150,609	49,389
Total liabilities and stockholders' equity	$520,012	$538,759

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2015	2014	2015	2014
Net sales	$166,475	$168,545	$304,457	$304,032
Cost of goods sold	118,299	120,918	217,903	219,254
Gross profit	48,176	47,627	86,554	84,778
Selling, general and administrative expenses	30,892	28,937	61,751	59,630
Pension expense	2,072	1,105	4,145	2,210
Operating income	15,212	17,585	20,658	22,938
Other:
Interest expense	1,107	1,603	2,275	3,149
Realized and unrealized (gain) loss on derivatives	(312)	606	(105)	466
Other expense	113	77	204	146
Income from continuing operations before tax and equity investment	14,304	15,299	18,284	19,177
Tax provision	5,867	6,648	7,511	8,455
Loss from associated company, net of tax	2,161	1,242	1,239	6,540
Income from continuing operations, net of tax	6,276	7,409	9,534	4,182
Discontinued operations:
Income from discontinued operations, net of tax	—	3,667	565	6,482
(Loss) gain on disposal of assets, net of tax	(147)	—	89,373	42
Net (loss) income from discontinued operations	(147)	3,667	89,938	6,524
Net income	$6,129	$11,076	$99,472	$10,706
Basic and diluted income (loss) per share of common stock
Income from continuing operations, net of tax, per share	$0.58	$0.56	$0.88	$0.32
Discontinued operations, net of tax, per share	(0.01)	0.28	8.35	0.50
Net income per share	$0.57	$0.84	$9.23	$0.82
Weighted-average number of common shares outstanding	10,784	13,114	10,782	13,055

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net income	$6,129	$11,076	$99,472	$10,706

Other comprehensive income (loss), net of tax:
Changes in pension liability and other post-retirement benefit obligations	—	—	2,022	—
Tax effect of changes in pension liability and other post-retirement benefit obligations	—	—	(395)	—
Foreign currency translation adjustments	347	110	(1,050)	(119)
Other comprehensive income (loss)	347	110	577	(119)

Comprehensive income	$6,476	$11,186	$100,049	$10,587

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2014	13,580	$136	$(235,822)	$570,256	$(70,375)	$(214,806)	$49,389
Amortization, issuance and forfeitures of restricted stock grants	3	—	—	1,171	—	—	1,171
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	1,627	—	—	—	1,627
Foreign currency translation adjustments	—	—	(1,050)	—	—	—	(1,050)
Net income	—	—	—	—	—	99,472	99,472
Balance, June 30, 2015	13,583	$136	$(235,245)	$571,427	$(70,375)	$(115,334)	$150,609

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$99,472	$10,706
Net income from discontinued operations	(89,938)	(6,524)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,650	6,687
Non-cash stock-based compensation	2,051	2,399
Non-cash loss from investment in associated company, net of tax	1,239	6,540
Amortization of debt issuance costs	552	414
Deferred income taxes	5,735	6,337
Gain from asset dispositions	(140)	(49)
Non-cash gain from derivatives	(205)	(89)
Reclassification of net cash settlements on precious metal contracts to investing activities	100	554
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(30,949)	(29,348)
Inventories	(6,324)	(16,129)
Prepaid and other current assets	1,120	2,306
Other current liabilities	1,520	6,508
Other items, net	(137)	269
Net cash used in continuing operations	(9,254)	(9,419)
Net cash (used in) provided by discontinued operations	(2,266)	7,861
Net cash used in operating activities	(11,520)	(1,558)
Cash flows from investing activities:
Additions to property, plant and equipment	(6,979)	(4,971)
Net cash settlements on precious metal contracts	(100)	(554)
Acquisitions, net of cash acquired	(27,440)	—
Proceeds from sale of assets	181	126
Investments in associated company	(7,607)	—
Proceeds from sale of discontinued operations	152,889	—
Net cash used in investing activities of discontinued operations	(75)	(1,490)
Net cash provided by (used in) investing activities	110,869	(6,889)

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Cash flows from financing activities:
Proceeds from WHX CS Loan	—	4,500
Net revolver (repayments) borrowings	(111,475)	10,350
Net borrowings on loans - foreign	268	323
Repayments of term loans - domestic	(176)	(6,409)
Deferred finance charges	(328)	(88)
Net change in overdrafts	(450)	1,912
Purchases of treasury stock	—	(4,593)
Other financing activities	9	(2)
Net cash provided by financing activities of discontinued operations	—	1,495
Net cash (used in) provided by financing activities	(112,152)	7,488
Net change for the period	(12,803)	(959)
Effect of exchange rate changes on cash and cash equivalents	(98)	(20)
Cash and cash equivalents at beginning of period	31,649	10,300
Cash and cash equivalents at end of period	$18,748	$9,321

Cash paid during the period for:
Interest	$1,686	$3,299
Taxes	$2,881	$3,496

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. The ASU is scheduled to be effective for the Company's 2017 fiscal year, however, the FASB has affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. The ASU may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out ("LIFO") cost method. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2017 fiscal year.

Note 3 – Acquisitions

On March 31, 2015, the Company, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, for a cash purchase price of $27.4 million, reflecting a final working capital adjustment of $0.4 million. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1.7 million, $0.1 million and $4.4 million, respectively, on a preliminary basis. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business will be reported within the Company's Building Materials segment. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $21.3 million on a preliminary basis, which is expected to be deductible for income tax purposes.

Note 4 – Discontinued Operations

The following business is classified as a discontinued operation in the consolidated financial statements.

Arlon, LLC

On December 18, 2014, H&H Group and Bairnco entered into a stock purchase agreement to sell all of the issued and outstanding equity interests of Arlon, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Bairnco, and its subsidiaries (other than Arlon India (Pvt) Limited) for $157.0 million in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement. The closing of the sale occurred in January 2015. The operations of Arlon, LLC comprised substantially all of the Company's former Arlon Electronic Materials segment, which manufactured high performance materials for the printed circuit board industry and silicone rubber-based materials.

The assets and liabilities of discontinued operations were segregated on the consolidated balance sheet as of December 31, 2014. No balances from discontinued operations remain at June 30, 2015.

December 31,
(in thousands)	2014
Assets of Discontinued Operations:
Trade and other receivables, net	$16,044
Inventories, net	8,294
Prepaid and other current assets	811
Property, plant and equipment, net	24,754
Goodwill	9,298
Other intangibles, net	10,472
Total assets of discontinued operations	$69,673

Liabilities of Discontinued Operations:
Trade payables	$6,252
Accrued liabilities	3,986
Accrued pension liability	1,794
Other liabilities	1,666
Total liabilities of discontinued operations	$13,698

The net (loss) income from discontinued operations includes the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net sales	$—	$26,946	$5,952	$53,306
Operating income	—	5,671	920	10,008
Interest expense and other income	—	3	(10)	(10)
Tax provision	—	2,001	365	3,536
Income from discontinued operations, net of tax	—	3,667	565	6,482
(Loss) gain on disposal of assets	(38)	—	93,416	71
Tax provision	109	—	4,043	29
(Loss) gain on disposal of assets, net of tax	(147)	—	89,373	42
Net (loss) income from discontinued operations	$(147)	$3,667	$89,938	$6,524

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC’s net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC was 4.3%.

Note 5 – Inventories

Inventories, net at June 30, 2015 and December 31, 2014 were comprised of:

	June 30,	December 31,
(in thousands)	2015	2014
Finished products	$24,471	$24,424
In-process	12,810	10,310
Raw materials	14,319	12,346
Fine and fabricated precious metals in various stages of completion	20,432	17,094
	72,032	64,174
LIFO reserve	(190)	(245)
Total	$71,842	$63,929

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2015, customer metal in H&H's custody consisted of 148,478 ounces of silver, 538 ounces of gold and 1,392 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
(in thousands, except per ounce)	2015	2014
Precious metals stated at LIFO cost	$7,811	$4,684
Precious metals stated under non-LIFO cost methods, primarily at fair value	$12,431	$12,165
Market value per ounce:
Silver	$15.79	$15.75
Gold	$1,170.50	$1,199.25
Palladium	$676.00	$798.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2015 were as follows (in thousands):

Segment	Balance at January 1, 2015	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at June 30, 2015	Accumulated Impairment Losses
Joining Materials	$16,238	$(22)	$—	$—	$16,216	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,120	—	21,268	—	71,388	—
Total	$68,253	$(22)	$21,268	$—	$89,499	$—

Other intangible assets as of June 30, 2015 and December 31, 2014 consisted of:

(in thousands)	June 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$31,977	$(9,509)	$22,468	$31,977	$(8,524)	$23,453
Trademarks, trade names and brand names	8,419	(2,254)	6,165	8,419	(2,004)	6,415
Patents and patent applications	5,488	(2,422)	3,066	5,354	(2,229)	3,125
Non-compete agreements	774	(691)	83	709	(671)	38
Other	5,653	(1,304)	4,349	1,358	(1,051)	307
Total	$52,311	$(16,180)	$36,131	$47,817	$(14,479)	$33,338

The $21.3 million addition to goodwill within the Building Materials segment during the six months ended June 30, 2015 was due to the Company's ITW acquisition discussed in Note 3 - "Acquisitions." Other intangible assets as of June 30, 2015 also include $4.4 million in intangible assets, primarily unpatented technology, associated with the ITW acquisition. These balances are subject to adjustment during the finalization of the purchase price allocation for the ITW acquisition.

Amortization expense totaled $0.9 million and $0.8 million for the three months ended June 30, 2015 and 2014, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The Company carries its ModusLink investment on the consolidated balance sheet at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 and 6,383,005 shares of the common stock of ModusLink at June 30, 2015 and December 31, 2014, respectively, and the value of this investment increased from $23.9 million at December 31, 2014 to $29.5 million at June 30, 2015 due to the additional shares of ModusLink common stock purchased by the Company during 2015.

As of June 30, 2015, Steel Partners Holdings L.P. ("SPLP") and its associated companies, which include the Company, owned a combined total of 16,476,730 ModusLink common shares, which represented 31.5% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended April 30, 2015, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	April 30,	July 31,
(in thousands)	2015	2014
Current assets	$438,875	$405,768
Non-current assets	$36,700	$45,878
Current liabilities	$238,811	$198,594
Non-current liabilities	$84,718	$81,434
Stockholders' equity	$152,046	$171,618

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2015	2014	2015	2014
Net revenue	$106,234	$173,274	$254,544	$367,285
Gross profit	$9,012	$15,699	$25,606	$38,279
Loss from continuing operations	$(12,106)	$(9,478)	$(13,662)	$(8,415)
Net loss	$(12,106)	$(9,478)	$(13,662)	$(8,414)

Note 8 – Debt

Debt at June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
(in thousands)	2015	2014
Short-term debt
Foreign	$835	$602
Long-term debt
Revolving facilities	81,900	193,375
Other H&H debt - domestic	7,839	8,014
Foreign loan facilities	1,340	1,412
Sub total	91,079	202,801
Less portion due within one year	6,256	6,378
Total long-term debt	84,823	196,423
Total debt	$91,914	$203,403

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provides for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at June 30, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 1.97% at June 30, 2015. H&H Group's availability under the Senior Credit Facility was $153.8 million as of June 30, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS Industries, Inc. ("JPS"), including the use of up to $71.0 million under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 19 - "Subsequent Events."

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at June 30, 2015.

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

As of June 30, 2015, the Company had the following outstanding forward contracts with settlement dates through September 2015. There were no futures contracts outstanding at June 30, 2015.

			Notional Value
Commodity	Amount		($ in millions)
Silver	885,000	ounces	$14.0
Gold	1,100	ounces	$1.3
Copper	350,000	pounds	$0.9
Tin	40	metric tons	$0.6

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 650,000 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges under ASC 815. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges under ASC 815, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

The forward contracts were made with a counter party rated A+ by Standard & Poors. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open contracts, as well as ounces of precious metal held on account by the broker.

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

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative	Income Statement Line	2015	2014	2015	2014
Commodity contracts	Cost of goods sold	$893	$(783)	$(21)	$(909)
	Total derivatives designated as hedging instruments	893	(783)	(21)	(909)
Commodity contracts	Cost of goods sold	131	(6)	278	(27)
Commodity contracts	Realized and unrealized gain (loss) on derivatives	312	(606)	105	(466)
Interest rate swap agreements	Interest expense	(18)	(80)	(63)	(125)
	Total derivatives not designated as hedging instruments	425	(692)	320	(618)
	Total derivatives	$1,318	$(1,475)	$299	$(1,527)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		June 30,	December 31,
Derivative	Balance Sheet Location	2015	2014
Commodity contracts	Prepaid and other current assets	$603	$667
	Total derivatives designated as hedging instruments	603	667
Commodity contracts	Prepaid and other current assets	243	97
Interest rate swap agreements	Other liabilities	(103)	(138)
	Total derivatives not designated as hedging instruments	140	(41)
	Total derivatives	$743	$626

Note 10 – Pension and Other Post-Retirement Benefits

The following table presents the components of net periodic pension expense for the Company's pension plan for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Interest cost	$4,760	$5,248	$9,520	$10,496
Expected return on plan assets	(5,518)	(6,050)	(11,035)	(12,100)
Amortization of actuarial loss	2,830	1,907	5,660	3,814
Total	$2,072	$1,105	$4,145	$2,210

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

The Company expects to have required minimum contributions to the WHX Pension Plan of $10.3 million for the remainder of 2015, and $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plan, which is included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.4 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, and $0.9 million and $0.9 million for the six months ended June 30, 2015 and 2014, respectively.

Note 11 – Stockholders' Equity

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2014	$(1,957)	$(233,865)	$(235,822)
Current period (loss) income	(1,050)	1,627	577
Balance at June 30, 2015	$(3,007)	$(232,238)	$(235,245)

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

Note 12 – Stock-Based Compensation

During the six months ended June 30, 2015, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 52,714 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

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

Restricted stock activity under the 2007 Plan was as follows for the six months ended June 30, 2015:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2015	616,248	785,000	1,401,248
Granted	12,439	40,275	52,714
Forfeited	(7,854)	—	(7,854)
Reduced for income tax obligations	(41,401)	—	(41,401)
Balance, June 30, 2015	579,432	825,275	1,404,707

Vested	492,960	785,733	1,278,693
Non-vested	86,472	39,542	126,014

The Company recognized compensation expense related to restricted shares of $0.7 million and $1.3 million for the three months ended June 30, 2015 and 2014, respectively, and $2.1 million and $2.4 million for the six months ended June 30, 2015 and 2014, respectively. Unearned compensation expense related to restricted shares at June 30, 2015 is $2.6 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended June 30, 2015 and 2014, tax provisions from continuing operations of $5.9 million and $6.6 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2015 and 2014 were 41.0% and 43.5%, respectively. For the six months ended June 30, 2015 and 2014, tax provisions from continuing operations of $7.5 million and $8.5 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2015 and 2014 were 41.1% and 44.1%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share)	2015	2014	2015	2014
Income from continuing operations, net of tax	$6,276	$7,409	$9,534	$4,182
Weighted-average number of common shares outstanding	10,784	13,114	10,782	13,055
Income from continuing operations, net of tax, per share	$0.58	$0.56	$0.88	$0.32
Net (loss) income from discontinued operations	$(147)	$3,667	$89,938	$6,524
Weighted-average number of common shares outstanding	10,784	13,114	10,782	13,055
Discontinued operations, net of tax, per share	$(0.01)	$0.28	$8.35	$0.50
Net income	$6,129	$11,076	$99,472	$10,706
Weighted-average number of common shares outstanding	10,784	13,114	10,782	13,055
Net income per share	$0.57	$0.84	$9.23	$0.82

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three and six months ended June 30, 2015 and 2014, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of June 30, 2015, stock options for an aggregate of 35,600 shares are excluded from the calculations above.

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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	Asset (Liability) as of June 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$29,529	$29,529	$—	$—
Precious metal and commodity inventories recorded at fair value	$13,195	$13,195	$—	$—
Commodity contracts on precious metal and commodity inventories	$846	$—	$846	$—
Interest rate swap agreements	$(103)	$—	$(103)	$—

	Asset (Liability) as of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$23,936	$23,936	$—	$—
Precious metal and commodity inventories recorded at fair value	$13,249	$13,249	$—	$—
Commodity contracts on precious metal and commodity inventories	$764	$764	$—	$—
Interest rate swap agreements	$(138)	$—	$(138)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.4 million as of June 30, 2015, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $2.0 million accrued related to estimated environmental remediation costs as of June 30, 2015. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the quarter ended March 31, 2015, the Company recorded an insurance reimbursement of $1.2 million for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of June 30, 2015, over and above the $1.0 million, total investigation and remediation costs of approximately $4.6 million and $1.5 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing and well installations. The additional work was completed in the second quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the third quarter of 2015. The cost of this additional work is estimated at $0.2 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of June 30, 2015, SPLP owned directly or indirectly through its subsidiaries 7,131,185 shares of the Company's common stock, representing approximately 66.1% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

The Company has entered into a management services agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provided that the Company pay SP Corporate a fixed annual fee of approximately $8.89 million, consisting of (a) $1.74 million in consideration of the executive services provided by SP Corporate under the Management Services Agreement and (b) $7.15 million in consideration of the corporate services provided by SP Corporate under the Management Services Agreement. On May 3, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement to add operating group management services to the scope of corporate services to be provided pursuant to the Management Services Agreement and to adjust the fee for corporate services provided under the Management Services Agreement from $7.15 million to $8.81 million. In connection with the amendment, the Company also entered into a transfer agreement, dated May 3, 2015, with Steel Partners LLC ("Steel Partners"), pursuant to which three employees of the Company and its subsidiaries were transferred to Steel Partners, which will assume the cost of compensating those employees and providing applicable benefits.

During the three months ended June 30, 2015 and 2014, the Company reimbursed SP Corporate and its affiliates approximately $0.2 million and $0.1 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement. Such reimbursements totaled approximately $0.2 million and $0.2 million, respectively, during the six months ended June 30, 2015 and 2014.

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

The following table presents information about the Company's reportable segments for the three and six months ended June 30, 2015 and 2014:

Income Statement Data	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2015	2014	2015	2014
Net sales:
Joining Materials	$50,941	$56,462	$98,735	$108,175
Tubing	20,870	21,361	41,949	42,066
Building Materials	79,378	76,301	134,365	124,833
Kasco	15,286	14,421	29,408	28,958
Total net sales	$166,475	$168,545	$304,457	$304,032
Segment operating income:
Joining Materials	$5,594	$6,387	$11,841	$11,897
Tubing	3,346	3,806	6,426	6,874
Building Materials	12,025	11,917	15,258	14,926
Kasco	836	659	1,699	1,385
Total segment operating income	21,801	22,769	35,224	35,082
Unallocated corporate expenses and non-operating units	(4,602)	(4,106)	(10,561)	(9,983)
Unallocated pension expense	(2,072)	(1,105)	(4,145)	(2,210)
Gain from asset dispositions	85	27	140	49
Operating income	15,212	17,585	20,658	22,938
Interest expense	(1,107)	(1,603)	(2,275)	(3,149)
Realized and unrealized gain (loss) on derivatives	312	(606)	105	(466)
Other expense	(113)	(77)	(204)	(146)
Income from continuing operations before tax and equity investment	$14,304	$15,299	$18,284	$19,177

Note 19 – Subsequent Events

Effective July 2, 2015, H&H Group completed its acquisition of JPS pursuant to the Agreement and Plan of Merger, dated as of May 31, 2015 ("Merger Agreement"), by and among the Company, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by the Company and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of Steel Partners Holdings L.P., the parent company of the Company, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70.3 million was funded primarily by H&H Group and also by SPH Group Holdings. H&H Group's funding of the aggregate merger consideration totals approximately $65.7 million, financed through additional borrowings under the Company's Senior Credit Facility.

As a result of the closing of the Merger, JPS is indirectly owned by both H&H Group and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with the Exchange Agreement, dated as of May 31, 2015, by and between H&H Group and SPH Group Holdings, the Company will issue ("Issuance") to H&H Group a currently estimated 1,429,407 shares of the Company’s common stock and, following the Issuance, H&H Group will exchange ("Exchange") those newly issued shares of Company common stock for all shares of JPS Common Stock held by SPH Group Holdings. As a result of the Exchange, H&H Group will own 100% of JPS and intends to merge JPS with and into its wholly-owned subsidiary, HNH Acquisition LLC, a Delaware limited liability company, which will be the surviving entity in the merger and be renamed JPS Industries Holdings LLC.

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

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. On March 31, 2015, the Company acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry. ITW was the exclusive supplier of certain adhesive products to the Company. The results of the Building Materials segment include the operations of ITW from the acquisition date.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

The Company's consolidated operating results for the three and six months ended June 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2015	2014	2015	2014
Net sales	$166,475	$168,545	$304,457	$304,032
Gross profit	48,176	47,627	86,554	84,778
Gross profit margin	28.9%	28.3%	28.4%	27.9%
Selling, general and administrative expenses	30,892	28,937	61,751	59,630
Pension expense	2,072	1,105	4,145	2,210
Operating income	15,212	17,585	20,658	22,938
Other:
Interest expense	1,107	1,603	2,275	3,149
Realized and unrealized (gain) loss on derivatives	(312)	606	(105)	466
Other expense	113	77	204	146
Income from continuing operations before tax and equity investment	14,304	15,299	18,284	19,177
Tax provision	5,867	6,648	7,511	8,455
Loss from associated company, net of tax	2,161	1,242	1,239	6,540
Income from continuing operations, net of tax	$6,276	$7,409	$9,534	$4,182

Net Sales

Net sales for the three months ended June 30, 2015 decreased by $2.1 million, or 1.2%, to $166.5 million, as compared to $168.5 million for the same period in 2014. The change in net sales reflects a net increase from core growth of approximately $2.4 million, which was offset by a reduction of approximately $4.5 million in net sales due to lower average silver prices. Value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $2.4 million on higher volume, primarily from the Building Materials segment. The average silver market price was approximately $16.44 per troy ounce in the second quarter of 2015, as compared to $19.64 per troy ounce in the same period in 2014.

Net sales for the six months ended June 30, 2015 increased by $0.4 million, or 0.1%, to $304.5 million, as compared to $304.0 million for the same period in 2014. The change in net sales reflects a net increase from core growth of approximately $9.5 million, which was partially offset by a reduction of approximately $9.1 million in net sales due to lower average silver prices. Value added sales increased by approximately $9.5 million on higher volume, primarily from the Building Materials segment. The average silver market price was approximately $16.58 per troy ounce in the first half of 2015, as compared to $19.89 per troy ounce in the same period in 2014.

Gross Profit

Gross profit for the three months ended June 30, 2015 increased to $48.2 million, as compared to $47.6 million for the same period in 2014, and as a percentage of net sales, increased to 28.9%, as compared to 28.3% in the second quarter last year. The change in gross profit reflects a net increase from core growth of approximately $1.2 million, which was partially offset by a reduction of approximately $0.6 million in gross profit due to lower average silver prices. Higher sales volume from the Building Materials and Kasco segments led to the increase in gross profit from our core business. The gross profit margin improvement of 0.6% was principally due to lower manufacturing costs as a result of the ITW acquisition in the Building Materials segment and lower average silver prices.

Gross profit for the six months ended June 30, 2015 increased to $86.6 million, as compared to $84.8 million for the same period in 2014, and as a percentage of net sales, increased to 28.4%, as compared to 27.9% during the same period of last year. The change in gross profit reflects a net increase from core growth of approximately $2.9 million, which was partially offset by a reduction of approximately $1.1 million in gross profit due to lower average silver prices. Higher sales volume from the Building Materials segment led to the increase in gross profit from our core business. The gross profit margin improvement of 0.5% was principally due to lower average silver prices and higher manufacturing absorption costs in the Kasco segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2015 were $30.9 million, as compared to $28.9 million for the same period a year ago. The higher SG&A in the second quarter of 2015 was primarily driven by higher personnel costs and higher business development expenses, primarily associated with the acquisition of JPS Industries, Inc. ("JPS"), which were partially offset by lower stock-based compensation charges.

SG&A for the six months ended June 30, 2015 was $61.8 million, as compared to $59.6 million for the same period a year ago. The higher SG&A during the six month period of 2015 was driven by higher personnel costs and higher business development expenses, primarily associated with the acquisition of JPS, which were partially offset by the recording of an insurance reimbursement of $1.2 million for previously incurred environmental remediation costs.

Pension Expense

Non-cash pension expenses were $2.1 million and $4.1 million for the three and six months ended June 30, 2015 respectively, which were $1.0 million and $1.9 million higher than the three and six months ended June 30, 2014, respectively. We currently expect non-cash pension expense to be approximately $8.3 million in 2015, as compared to $3.7 million in 2014, due to a decline in discount rates based on changes in corporate bond yields, an increase in participant life expectancy reflected in revised mortality assumptions, and also due to the fact that the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2014.

Interest Expense

Interest expense for the three and six months ended June 30, 2015 was $1.1 million and $2.3 million, respectively, as compared to $1.6 million and $3.1 million for the three and six months ended June 30, 2014, respectively. The lower interest expense for both three and six months ended June 30, 2015 was primarily due to lower borrowing levels in 2015.

Realized and Unrealized (Gain) Loss on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Tax Provision

For the three months ended June 30, 2015 and 2014, tax provisions from continuing operations of $5.9 million and $6.6 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2015 and 2014 were 41.0% and 43.5%, respectively. For the six months ended June 30, 2015 and 2014, tax provisions from continuing operations of $7.5 million and $8.5 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2015 and 2014 were 41.1% and 44.1%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Loss from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the losses recorded during the three and six months ended June 30, 2015 and 2014 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and six months ended June 30, 2015 and 2014 are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2015	2014	Change	2015	2014	Change
Net sales:
Joining Materials	$50,941	$56,462	(9.8)%	$98,735	$108,175	(8.7)%
Tubing	20,870	21,361	(2.3)%	41,949	42,066	(0.3)%
Building Materials	79,378	76,301	4.0%	134,365	124,833	7.6%
Kasco	15,286	14,421	6.0%	29,408	28,958	1.6%
Total net sales	$166,475	$168,545	(1.2)%	$304,457	$304,032	0.1%
Segment operating income:
Joining Materials	$5,594	$6,387	(12.4)%	$11,841	$11,897	(0.5)%
Tubing	3,346	3,806	(12.1)%	6,426	6,874	(6.5)%
Building Materials	12,025	11,917	0.9%	15,258	14,926	2.2%
Kasco	836	659	26.9%	1,699	1,385	22.7%
Total segment operating income	$21,801	$22,769	(4.3)%	$35,224	$35,082	0.4%

Joining Materials

For the three months ended June 30, 2015, the Joining Materials segment net sales decreased by $5.5 million, or 9.8%, to $50.9 million, as compared to net sales of $56.5 million for the same period in 2014. The change in net sales is primarily due to lower precious metal prices, including a reduction of approximately $4.5 million in net sales due to a $3.20 per troy ounce decline in the average market price of silver.

Segment operating income for the second quarter of 2015 decreased by $0.8 million, or 12.4%, to $5.6 million, as compared to $6.4 million for the same period in 2014. The effect of lower average silver prices reduced operating income by approximately $0.6 million on a quarter versus prior year's quarter basis.

For the six months ended June 30, 2015, the Joining Materials segment net sales decreased by $9.4 million, or 8.7%, to $98.7 million, as compared to net sales of $108.2 million for the same period in 2014. The change in net sales reflects a reduction of approximately $9.1 million in net sales due to a $3.31 per troy ounce decline in the average market price of silver.

Segment operating income for the six months ended June 30, 2015 decreased by $0.1 million, or 0.5%, to $11.8 million, as compared to $11.9 million for the same period in 2014. Lower gross profit from the 2015 period was due principally to lower silver prices, which were partially offset by lower SG&A due to higher severance and recruitment costs incurred during the same period of 2014. The effect of lower average silver prices reduced operating income by approximately $1.1 million on a year to date versus prior year's year to date basis.

Tubing

For the three months ended June 30, 2015, the Tubing segment net sales decreased by $0.5 million, or 2.3%, to $20.9 million, as compared to $21.4 million in the second quarter of 2014. The decrease was primarily driven by lower sales volume of our steel tubing products in the oil and gas exploration and chemical processing markets.

Segment operating income for the second quarter of 2015 decreased by $0.5 million or 12.1%, to $3.3 million, as compared to $3.8 million for the second quarter of 2014. Lower gross profit during the second quarter of 2015 was driven by lower sales volume and associated unfavorable production variances, as compared to the second quarter of 2014. SG&A was also higher during the second quarter of 2015, as compared to the same period of 2014, due to higher personnel costs.

For the six months ended June 30, 2015, the Tubing segment net sales were $41.9 million, as compared to $42.1 million in the same period in 2014. The decrease was primarily driven by lower sales volume of our steel tubing products in the oil and gas exploration and chemical processing markets for the six months ended June 30, 2015, as compared to the same period of 2014.

Segment operating income for the six months ended June 30, 2015 decreased by $0.4 million or 6.5%, to $6.4 million, as compared to $6.9 million for the same period of 2014. Lower operating income was primarily due to higher SG&A, as a result of higher personnel costs, as compared to the same period of 2014.

Building Materials

For the three months ended June 30, 2015, the Building Materials segment net sales increased by $3.1 million, or 4.0%, to $79.4 million, as compared to $76.3 million for the same period in 2014. Sales of both our roofing and FastenMaster products were higher, as compared to the second quarter of 2014, due to growth from our private label roofing products and increased demand from home centers for our FastenMaster products.

Segment operating income increased by $0.1 million, or 0.9%, to $12.0 million for the three months ended June 30, 2015, as compared to $11.9 million for the same period in 2014. Gross profit increased during the second quarter of 2015 due to the higher sales volume. Gross profit margin for the three months ended June 30, 2015 was higher, as compared to the three months ended June 30, 2014, primarily due to higher sales volume and lower manufacturing costs as a result of the recent ITW acquisition. SG&A was also higher during the 2015 period, reflecting increased employee headcount and promotional expenses.

For the six months ended June 30, 2015, the Building Materials segment net sales increased by $9.5 million, or 7.6%, to $134.4 million, as compared to $124.8 million for the same period in 2014. Sales of both our roofing and FastenMaster products were higher, as compared to the six months ended June 30, 2014, due to strong growth from our private label roofing products and strong demand from home centers and lumberyards for our FastenMaster products.

Segment operating income increased by $0.3 million, or 2.2%, to $15.3 million for the six months ended June 30, 2015, as compared to $14.9 million for the same period in 2014. Gross profit increased during the six months ended June 30, 2015 due to the higher sales volume, but gross profit margin for the six months ended June 30, 2015 was lower, as compared to the six months ended June 30, 2014, primarily due to changes in sales mix and higher freight costs, in part due to the West Coast port slowdown, as well as costs associated with the consolidation of our Midwest manufacturing and warehouse facilities into a single location, which were partially offset by lower manufacturing costs as a result of the ITW acquisition. SG&A also increased, reflecting increased employee headcount, benefit costs and promotional expenses during the 2015 period.

Kasco

For the three months ended June 30, 2015, the Kasco segment net sales increased by $0.9 million, or 6.0%, to $15.3 million, as compared to $14.4 million for the same period in 2014, primarily due to higher sales from its domestic route business, partially offset by the unfavorable impact of foreign currency exchange rates from its Canadian and European operations.

Segment operating income increased by $0.2 million to $0.8 million for the three months ended June 30, 2015, as compared to $0.7 million for the same period in 2014, as a result of the higher sales and lower fuel costs, partially offset by increased personnel costs to support the higher sales.

For the six months ended June 30, 2015, the Kasco segment net sales increased by $0.5 million, or 1.6%, to $29.4 million, as compared to $29.0 million for the same period in 2014, due to higher sales from its domestic route business, partially offset by lower sales from its European operations primarily due to a negative impact from changes in foreign currency exchange rates.

Segment operating income increased by $0.3 million to $1.7 million for the six months ended June 30, 2015, as compared to $1.4 million for the same period in 2014. Gross margin improved for the six months ended June 30, 2015, primarily due to the higher net sales, as well as lower fuel costs, as compared with the same period of the prior year.

Discussion of Consolidated Cash Flows

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
(in thousands)	2015	2014
Net cash used in operating activities	$(11,520)	$(1,558)
Net cash provided by (used in) investing activities	110,869	(6,889)
Net cash (used in) provided by financing activities	(112,152)	7,488
Net change for the period	$(12,803)	$(959)

Operating Activities

Operating cash flows for the six months ended June 30, 2015 were $10.0 million lower, as compared to the same period in 2014. Discontinued operations used $2.3 million during 2015, as compared to a cash inflow of $7.9 million in 2014. Inventories used $6.3 million during the six month period of 2015, as compared to $16.1 million for the same period in 2014. The lower inventory usage during the 2015 period was primarily driven by lower silver prices, as compared to the same period of 2014, and effective inventory control in our Tubing segment. Other current liabilities provided $1.5 million, as compared to $6.5 million provided during the same period of 2014, primarily driven by timing of payments associated with trade payables.

Investing Activities

Investing activities provided $110.9 million of cash for the six months ended June 30, 2015 and used $6.9 million during the same period of 2014. Investing activities for the six months ended June 30, 2015 included net proceeds of $152.9 million from the sale of Arlon, LLC, partially offset by acquisition costs of $27.4 million related to the ITW acquisition. Capital spending of $7.0 million in the 2015 period was relatively comparable with $5.0 million in the 2014 period. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink during the six month period of 2015.

Financing Activities

For the six months ended June 30, 2015, the Company's financing activities used $112.2 million of cash. Borrowings under the Company's revolving credit facility decreased by $111.5 million during the six months ended June 30, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC.

For the six months ended June 30, 2014, the Company's financing activities provided $7.5 million of cash. The Company increased net borrowings on its revolving credit facility by $10.4 million and initiated $4.5 million in borrowings on its WHX CS Loan facility, which were partially offset by repayments of $6.4 million on its domestic term loans. The Company also used $4.6 million for the repurchase of the Company's common stock during the first half of 2014.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of June 30, 2015, the Company's current assets totaled $201.8 million, its current liabilities totaled $72.0 million and its net working capital was $129.8 million, as compared to net working capital of $181.1 million as of December 31, 2014. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $10.3 million for the remainder of 2015, and $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365.0 million senior secured revolving credit facility. As of June 30, 2015, H&H Group's availability under its senior secured revolving credit facility was $153.8 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the HNH Business System, throughout all of the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all of its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value. Consistent with this philosophy, the Company completed the acquisition of JPS on July 2, 2015. Under the terms of the associated agreements, the Company's aggregate acquisition consideration includes approximately $65.7 million in cash, financed through additional borrowings under the Company's senior secured revolving credit facility, and the issuance of a currently estimated 1,429,407 shares of the Company's common stock.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of June 30, 2015, customer metal in H&H's custody consisted of 148,478 ounces of silver, 538 ounces of gold and 1,392 ounces of palladium.

Cautionary Statement Regarding Forward-Looking Statements

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2015, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Commitments and Contingencies," of this report.

Item 1A. - Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under "Cautionary Statement Regarding Forward-Looking Statements" above and under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2014, and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Transfer restrictions contained in our charter and other factors could hinder the development of an active market for our common stock.

There can be no assurance as to the volume of shares of our common stock or the degree of price volatility for our common stock traded on the NASDAQ Capital Market. There are transfer restrictions contained in our charter to help preserve our net operating tax loss carryforwards that will generally prevent any person from acquiring amounts of our common stock such that such person would hold 5% or more of our common stock, for up to three years after July 29, 2015, as specifically provided in our charter. The transfer restrictions could hinder development of an active market for our common stock.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, 2,258 shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of shares of restricted stock previously granted to such individuals.

The following table provides information on the shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended June 30, 2015:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
April 1, 2015 to April 30, 2015	1,486	$36.78	—	N/A
May 1, 2015 to May 31, 2015	772	$35.76	—	N/A
June 1, 2015 to June 30, 2015	—	N/A	—	N/A
	2,258		—	N/A

Item 6. - Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated as of May 31, 2015, by and among Handy & Harman Ltd., Handy & Harman Group, Ltd., HNH Group Acquisition LLC, HNH Group Acquisition Sub LLC and JPS Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 1, 2015)

Exhibit 3.1 Certificate of Amendment to the Certificate of Incorporation of Handy & Harman Ltd. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 29, 2015)

Exhibit 10.1 Second Amendment to Management Services Agreement, dated as of May 3, 2015, by and among SP Corporate Services LLC, Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2015)

Exhibit 10.2 Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2015)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

July 29, 2015