Form 10-Q
period 2015-09-30
HANDY & HARMAN LTD.
filed 2015-10-29
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of October 28, 2015 was 12,208,560.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$20,659	$31,649
Trade and other receivables - net of allowance for doubtful accounts of $1,550 and $1,742, respectively	97,937	59,463
Inventories, net	90,943	63,929
Deferred income tax assets - current	20,287	26,719
Prepaid and other current assets	9,615	7,111
Assets of discontinued operations	—	69,673
Total current assets	239,441	258,544
Property, plant and equipment at cost, less accumulated depreciation	113,418	67,621
Goodwill	124,812	68,253
Other intangibles, net	44,938	33,338
Investment in associated company	22,948	23,936
Deferred income tax assets	86,204	71,710
Other non-current assets	17,901	15,357
Total assets	$649,662	$538,759
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$42,999	$30,805
Accrued liabilities	32,593	23,368
Accrued environmental liabilities	1,773	2,424
Short-term debt	606	602
Current portion of long-term debt	1,181	6,378
Deferred income tax liabilities - current	228	186
Liabilities of discontinued operations	—	13,698
Total current liabilities	79,380	77,461
Long-term debt	129,057	196,423
Accrued pension liability	231,441	208,388
Other post-retirement benefit obligations	2,701	2,914
Other liabilities	2,745	4,184
Total liabilities	445,324	489,370
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,579 and 13,580 shares, respectively	136	136
Accumulated other comprehensive loss	(235,448)	(235,822)
Additional paid-in capital	584,825	570,256
Treasury stock, at cost - 1,371 and 2,800 shares, respectively	(34,454)	(70,375)
Accumulated deficit	(110,721)	(214,806)
Total stockholders' equity	204,338	49,389
Total liabilities and stockholders' equity	$649,662	$538,759

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2015	2014	2015	2014
Net sales	$181,139	$164,524	$485,596	$468,557
Cost of goods sold	134,034	119,001	351,937	338,256
Gross profit	47,105	45,523	133,659	130,301
Selling, general and administrative expenses	29,375	26,288	91,125	85,917
Pension expense	1,761	595	5,906	2,805
Operating income	15,969	18,640	36,628	41,579
Other:
Interest expense	1,208	2,450	3,483	5,599
Realized and unrealized gain on derivatives	(168)	(1,320)	(273)	(854)
Other expense (income)	113	(5)	318	141
Income from continuing operations before tax and equity investment	14,816	17,515	33,100	36,693
Tax provision	6,351	6,703	13,862	15,158
Loss from associated company, net of tax	4,047	1,242	5,286	7,783
Income from continuing operations, net of tax	4,418	9,570	13,952	13,752
Discontinued operations:
Income from discontinued operations, net of tax	—	2,290	565	8,772
Gain on disposal of assets, net of tax	195	—	89,568	42
Net income from discontinued operations	195	2,290	90,133	8,814
Net income	$4,613	$11,860	$104,085	$22,566
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.37	$0.77	$1.26	$1.07
Discontinued operations, net of tax, per share	0.02	0.18	8.12	0.69
Net income per share	$0.39	$0.95	$9.38	$1.76
Weighted-average number of common shares outstanding	11,729	12,469	11,101	12,858

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net income	$4,613	$11,860	$104,085	$22,566

Other comprehensive income (loss), net of tax:
Changes in pension liability and other post-retirement benefit obligations	—	—	2,022	—
Tax effect of changes in pension liability and other post-retirement benefit obligations	—	—	(395)	—
Foreign currency translation adjustments	(421)	(980)	(1,472)	(1,099)
Tax effect of changes in foreign currency translation adjustments	219	—	219	—
Other comprehensive (loss) income	(202)	(980)	374	(1,099)

Comprehensive income	$4,411	$10,880	$104,459	$21,467

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2014	13,580	$136	$(235,822)	$570,256	$(70,375)	$(214,806)	$49,389
Amortization, issuance and forfeitures of restricted stock grants	(1)	—	—	1,742	—	—	1,742
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	1,627	—	—	—	1,627
Foreign currency translation adjustments, net of tax	—	—	(1,253)	—	—	—	(1,253)
Treasury shares issued in JPS acquisition	—	—	—	12,827	35,921	—	48,748
Net income	—	—	—	—	—	104,085	104,085
Balance, September 30, 2015	13,579	$136	$(235,448)	$584,825	$(34,454)	$(110,721)	$204,338

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$104,085	$22,566
Net income from discontinued operations	(90,133)	(8,814)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,547	9,724
Non-cash stock-based compensation	2,714	3,773
Non-cash loss from investment in associated company, net of tax	5,286	7,783
Amortization of debt issuance costs	820	1,215
Deferred income taxes	10,924	12,090
Gain from asset dispositions	(309)	(87)
Non-cash loss (gain) from derivatives	48	(674)
Reclassification of net cash settlements on precious metal contracts to investing activities	(322)	(180)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(17,620)	(22,953)
Inventories	1,516	(9,322)
Prepaid and other current assets	1,842	485
Other current liabilities	(9,853)	(7,182)
Other items, net	270	289
Net cash provided by continuing operations	21,815	8,713
Net cash (used in) provided by discontinued operations	(2,266)	14,439
Net cash provided by operating activities	19,549	23,152
Cash flows from investing activities:
Additions to property, plant and equipment	(10,871)	(7,727)
Net cash settlements on precious metal contracts	322	180
Acquisitions, net of cash acquired	(93,162)	—
Proceeds from sale of assets	336	183
Investments in associated company	(7,607)	—
Proceeds from sale of discontinued operations	155,517	3,732
Net cash used in investing activities of discontinued operations	(75)	(2,046)
Net cash provided by (used in) investing activities	44,460	(5,678)

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Cash flows from financing activities:
Proceeds from term loans - domestic	—	40,000
Proceeds from WHX CS Loan	—	12,600
Repayment of WHX CS Loan	—	(12,600)
Net revolver (repayments) borrowings	(73,709)	180,050
Net borrowings on loans - foreign	79	342
Repayments of term loans - domestic	(264)	(156,249)
Deferred finance charges	(404)	(3,230)
Net change in overdrafts	(486)	2,546
Purchases of treasury stock	—	(60,502)
Other financing activities	36	54
Net cash (used in) provided by financing activities	(74,748)	3,011
Net change for the period	(10,739)	20,485
Effect of exchange rate changes on cash and cash equivalents	(251)	(172)
Cash and cash equivalents at beginning of period	31,649	10,300
Cash and cash equivalents at end of period	$20,659	$30,613

Cash paid during the period for:
Interest	$2,562	$4,671
Taxes	$3,987	$4,246

Non-cash investing activities:
Exchange of treasury stock for shares of JPS Industries, Inc.	$48,748	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC ("Bairnco"), formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials and Kasco Blades and Route Repair Services ("Kasco"). The Performance Materials segment is currently comprised solely of the operations of JPS Industries, Inc. ("JPS"), which was acquired on July 2, 2015 as discussed in Note 3 - "Acquisitions." All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU with earlier application permitted for financial statements that have not been issued.

Note 3 – Acquisitions

ITW
On March 31, 2015, the Company, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, for a cash purchase price of $27.4 million, reflecting a final working capital adjustment of $0.4 million. The assets acquired and liabilities assumed primarily include net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1.7 million, $0.1 million and $4.4 million, respectively. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $21.3 million, which is expected to be deductible for income tax purposes.

JPS
Effective July 2, 2015, H&H Group completed the acquisition of JPS pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among the Company, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a major U.S. manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by the Company and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of Steel Partners Holdings L.P. ("SPLP"), the parent company of the Company, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70.3 million was funded primarily by H&H Group and also by SPH Group Holdings. H&H Group's funding of the aggregate merger consideration totaled approximately $65.7 million, which was financed through additional borrowings under the Company's senior secured revolving credit facility.

As a result of the closing of the Merger, JPS was indirectly owned by both H&H Group and SPH Group Holdings. Following the expiration of the 20-day period provided in Section 262(d)(2) of the Delaware General Corporation Law for JPS stockholders to exercise appraisal rights in connection with the Merger, and in accordance with an exchange agreement, dated as of May 31, 2015, by and between H&H Group and SPH Group Holdings, on July 31, 2015, the Company issued ("Issuance") to H&H Group 1,429,407 shares of the Company's common stock with a value of $48.7 million and, following the Issuance, H&H Group exchanged ("Exchange") those shares of Company common stock for all shares of JPS common stock held by SPH Group Holdings. As a result of the Exchange, H&H Group owned 100% of JPS and merged JPS with and into its wholly-owned subsidiary, HNH Acquisition LLC, a Delaware limited liability company, which was the surviving entity in the merger and was renamed JPS Industries Holdings LLC.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,070
Prepaid and other current assets	4,924
Property, plant and equipment	45,181
Goodwill	35,314
Other intangibles	9,921
Deferred income tax assets	17,605
Other non-current assets	3,280
Total assets acquired	164,518
Trade payables	(10,674)
Accrued liabilities	(5,535)
Long-term debt	(1,500)
Accrued pension liability	(32,167)
Other liabilities	(149)
Net assets acquired	$114,493

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $35.3 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. All of the goodwill is assigned to the Company's Performance Materials segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.4 million, customer relationships of $3.7 million, and patented and unpatented technology of $1.8 million. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships JPS has with its existing customer base. The valuations of acquired trade names and patented and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the patented and unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the consolidated income statement for both the three and nine months ended September 30, 2015 were approximately $28.1 million and $(2.3) million, respectively, which include $3.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of the acquired business are reported within the Company's Performance Materials segment. Unaudited pro forma net sales and income from continuing operations, net of tax, of the combined entity had the acquisition date been January 1, 2014 are as follows:

	Nine Months Ended
	September 30,
(in thousands, except per share)	2015	2014
Net sales	$568,695	$594,163
Income from continuing operations, net of tax	$17,283	$12,658
Income from continuing operations, net of tax, per share	$1.42	$0.89
Weighted-average number of common shares outstanding	12,211	14,287

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2014. The information for the nine months ended September 30, 2015 and 2014 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. Both the 2015 and 2014 periods reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangibles assets. The 2015 supplemental unaudited pro forma earnings reflect adjustments to exclude a total of $7.4 million of acquisition-related costs incurred by both the Company and JPS during the nine months of 2015 and $3.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The 2014 supplemental unaudited pro forma earnings were adjusted to include the fair value adjustment to acquisition-date inventories.

Note 4 – Discontinued Operations

On December 18, 2014, H&H Group and Bairnco entered into a stock purchase agreement to sell all of the issued and outstanding equity interests of Arlon, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Bairnco, and its subsidiaries (other than Arlon India (Pvt) Limited) for $157.0 million in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement, which are reflected in proceeds from sale of discontinued operations in the consolidated statement of cash flows. The closing of the sale occurred in January 2015. The operations of Arlon, LLC comprised substantially all of the Company's former Arlon Electronic Materials segment, which manufactured high performance materials for the printed circuit board industry and silicone rubber-based materials.

The assets and liabilities of discontinued operations were segregated on the consolidated balance sheet as of December 31, 2014. No balances from discontinued operations remain at September 30, 2015.

December 31,
(in thousands)	2014
Assets of Discontinued Operations:
Trade and other receivables, net	$16,044
Inventories, net	8,294
Prepaid and other current assets	811
Property, plant and equipment, net	24,754
Goodwill	9,298
Other intangibles, net	10,472
Total assets of discontinued operations	$69,673

Liabilities of Discontinued Operations:
Trade payables	$6,252
Accrued liabilities	3,986
Accrued pension liability	1,794
Other liabilities	1,666
Total liabilities of discontinued operations	$13,698

The net income from discontinued operations includes the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net sales	$—	$24,177	$5,952	$77,483
Operating income	—	3,553	920	13,561
Interest expense and other income	—	13	(10)	3
Tax provision	—	1,250	365	4,786
Income from discontinued operations, net of tax	—	2,290	565	8,772
Gain on disposal of assets	316	—	93,732	71
Tax provision	121	—	4,164	29
Gain on disposal of assets, net of tax	195	—	89,568	42
Net income from discontinued operations	$195	$2,290	$90,133	$8,814

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC's net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC was 4.4%.

Note 5 – Inventories

Inventories, net at September 30, 2015 and December 31, 2014 were comprised of:

	September 30,	December 31,
(in thousands)	2015	2014
Finished products	$32,193	$24,424
In-process	21,760	10,310
Raw materials	20,436	12,346
Fine and fabricated precious metals in various stages of completion	16,743	17,094
	91,132	64,174
LIFO reserve	(189)	(245)
Total	$90,943	$63,929

Inventories, net at September 30, 2015 include $27.5 million from the acquisition of JPS discussed in Note 3 - "Acquisitions."

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2015, customer metal in H&H's custody consisted of 160,520 ounces of silver, 531 ounces of gold and 1,462 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
(in thousands, except per ounce)	2015	2014
Precious metals stated at LIFO cost	$4,671	$4,684
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,882	$12,165
Market value per ounce:
Silver	$15.13	$15.75
Gold	$1,146.65	$1,199.25
Palladium	$672.00	$798.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2015 were as follows (in thousands):

Segment	Balance at January 1, 2015	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at September 30, 2015	Accumulated Impairment Losses
Joining Materials	$16,238	$(23)	$—	$—	$16,215	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,120	—	21,268	—	71,388	—
Performance Materials	—	—	35,314	—	35,314	—
Total	$68,253	$(23)	$56,582	$—	$124,812	$—

Other intangible assets as of September 30, 2015 and December 31, 2014 consisted of:

(in thousands)	September 30, 2015			December 31, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$35,677	$(10,115)	$25,562	$31,977	$(8,524)	$23,453
Trademarks, trade names and brand names	12,840	(2,447)	10,393	8,419	(2,004)	6,415
Patents and patent applications	5,522	(2,519)	3,003	5,354	(2,229)	3,125
Non-compete agreements	774	(702)	72	709	(671)	38
Other	7,448	(1,540)	5,908	1,358	(1,051)	307
Total	$62,261	$(17,323)	$44,938	$47,817	$(14,479)	$33,338

The $21.3 million and $35.3 million additions to goodwill within the Building Materials and Performance Materials segments, respectively, during the nine months ended September 30, 2015 were due to the Company's ITW and JPS acquisitions discussed in Note 3 - "Acquisitions." Other intangible assets at cost as of September 30, 2015 include $4.4 million in intangible assets, primarily unpatented technology, associated with the ITW acquisition and $9.9 million in intangible assets, primarily trades names, customer relationships, and patented and unpatented technology, associated with the JPS acquisition. The goodwill and intangible asset balances associated with the JPS acquisition are subject to adjustment during the finalization of the purchase price allocation.

Amortization expense totaled $1.2 million and $0.8 million for the three months ended September 30, 2015 and 2014, respectively, and $2.9 million and $2.4 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in intangible assets and related amortization expense during 2015 was principally due to the Company's ITW and JPS acquisitions. Future amortization expense of the intangible assets acquired in these acquisitions is expected to total $0.4 million for the remainder of 2015, $1.5 million, $1.4 million, $1.4 million, $1.3 million, $7.8 million in 2016, 2017, 2018, 2019, and thereafter, respectively.

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The Company carries its ModusLink investment on the consolidated balance sheet at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 and 6,383,005 shares of the common stock of ModusLink at September 30, 2015 and December 31, 2014, respectively, and the value of this investment decreased from $23.9 million at December 31, 2014 to $22.9 million at September 30, 2015 due to a decrease in the share price of ModusLink's common stock, partially offset by the additional shares of ModusLink common stock purchased by the Company during 2015.

As of September 30, 2015, SPLP and its associated companies, which include the Company, owned a combined total of 16,476,730 ModusLink common shares, which represented 31.5% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended July 31, 2015, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	July 31,	July 31,
(in thousands)	2015	2014
Current assets	$413,642	$405,768
Non-current assets	$32,860	$45,878
Current liabilities	$211,353	$198,594
Non-current liabilities	$90,548	$81,434
Stockholders' equity	$144,601	$171,618

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2015	2014	2015	2014
Net revenue	$119,685	$164,700	$374,229	$531,985
Gross profit	$10,041	$14,451	$35,647	$52,730
Loss from continuing operations	$(4,989)	$(8,485)	$(18,651)	$(16,900)
Net loss	$(4,989)	$(8,485)	$(18,651)	$(16,899)

Note 8 – Debt

Debt at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
(in thousands)	2015	2014
Short-term debt
Foreign	$606	$602
Long-term debt
Revolving facilities	121,166	193,375
Other H&H debt - domestic	7,750	8,014
Foreign loan facilities	1,322	1,412
Sub total	130,238	202,801
Less portion due within one year	1,181	6,378
Total long-term debt	129,057	196,423
Total debt	$130,844	$203,403

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provides for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at September 30, 2015), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 1.99% at September 30, 2015. H&H Group's availability under the Senior Credit Facility was $161.7 million as of September 30, 2015.

On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by HNH Group Acquisition LLC, a newly formed subsidiary of H&H Group, for the shares of JPS, including the use of up to $71.0 million under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, HNH Group Acquisition LLC and HNH Acquisition LLC, another newly formed subsidiary of H&H Group, became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 3 - "Acquisitions."

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at September 30, 2015.

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

Other Debt

On October 5, 2015, a subsidiary of H&H refinanced an outstanding mortgage note, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $0.7 million of the original outstanding principal balance. The remaining outstanding principal balance of $5.4 million was refinanced and will be repaid in equal monthly installments totaling $0.4 million per year over the next five years, with a final principal payment of $3.6 million due at maturity of the loan in October 2020.

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

As of September 30, 2015, the Company had the following outstanding forward contracts with settlement dates through December 2015. There were no futures contracts outstanding at September 30, 2015.

			Notional Value
Commodity	Amount		($ in millions)
Silver	740,000	ounces	$11.2
Gold	900	ounces	$1.0
Copper	300,000	pounds	$0.7
Tin	40	metric tons	$0.6

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

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Income Statement Line	2015	2014	2015	2014
Commodity contracts	Cost of goods sold	$585	$2,337	$564	$1,428
	Total derivatives designated as hedging instruments	585	2,337	564	1,428
Commodity contracts	Cost of goods sold	(69)	52	209	25
Commodity contracts	Realized and unrealized gain on derivatives	168	1,320	273	854
Interest rate swap agreements	Interest expense	(16)	9	(79)	(116)
	Total derivatives not designated as hedging instruments	83	1,381	403	763
	Total derivatives	$668	$3,718	$967	$2,191

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2015	2014
Commodity contracts	Prepaid and other current assets	$37	$667
	Total derivatives designated as hedging instruments	37	667
Commodity contracts	Prepaid and other current assets	23	97
Interest rate swap agreements	Other liabilities	(72)	(138)
	Total derivatives not designated as hedging instruments	(49)	(41)
	Total derivatives	$(12)	$626

Note 10 – Pension and Other Post-Retirement Benefits

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS sponsors a defined benefit pension plan ("JPS Pension Plan"), which was assumed in connection with the acquisition of JPS on July 2, 2015. The following table presents the components of net periodic pension expense for the Company's pension plans for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Service cost	$9	$—	$9	$—
Interest cost	5,057	4,893	14,577	15,388
Expected return on plan assets	(6,034)	(6,017)	(17,069)	(18,117)
Amortization of actuarial loss	2,729	1,719	8,389	5,534
Total	$1,761	$595	$5,906	$2,805

Under the JPS Pension Plan, substantially all of JPS's employees who were employed prior to April 1, 2005 have benefits. The defined benefit pension plan was frozen effective December 31, 2005. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2005 will be paid out to eligible participants following retirement. The defined benefit pension plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. Assets of the JPS Pension Plan are invested in a bond portfolio covering specific liabilities and in common and preferred stocks, government and corporate bonds, and various short-term investments. The net unfunded pension liability of the JPS Pension Plan was $31.3 million as of September 30, 2015, and is included in accrued pension liability on the consolidated balance sheet.

The components of net periodic pension expense (benefit) of the JPS Pension Plan since the date of acquisition are included in the table above and are based on a preliminary actuarial report completed as of the July 2, 2015 acquisition date, which indicated a projected benefit obligation of $119.5 million, as compared to plan assets of $87.3 million. The Company expects a net pension benefit of $0.5 million from the JPS Pension Plan from the acquisition date to December 31, 2015. Significant assumptions used in the valuation included the discount rate (4.10%) and the expected return on plan assets (7.00%). The discount rate is the rate at which the plan's obligations could be effectively settled and is based on high quality bond yields as of the measurement date. In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations.

The actuarial loss reflected in the table above occurred principally because the historical investment returns on the assets of the WHX Pension Plan have been lower than the actuarial assumptions. The actuarial losses are being amortized over the average future lifetime of the participants, which is expected to be approximately 20 years. The Company believes that use of the future lifetime of the participants is appropriate because the WHX Pension Plan is completely inactive.

The Company expects to have required minimum contributions to the WHX Pension Plan of $3.0 million for the remainder of 2015, and $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. For the JPS Pension Plan, the Company expects to have no required minimum contributions for the remainder of 2015 or in 2016, and $5.6 million, $5.2 million and $3.7 million in 2017, 2018, and 2019, respectively.

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

In addition to its pension plans, which are included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.4 million and $0.4 million for the three months ended September 30, 2015 and 2014, respectively, and $1.4 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 11 – Stockholders' Equity

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2014	$(1,957)	$(233,865)	$(235,822)
Current period (loss) income	(1,253)	1,627	374
Balance at September 30, 2015	$(3,210)	$(232,238)	$(235,448)

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

Note 12 – Stock-Based Compensation

During the nine months ended September 30, 2015, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 52,714 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

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

Restricted stock activity under the 2007 Plan was as follows for the nine months ended September 30, 2015:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2015	616,248	785,000	1,401,248
Granted	12,439	40,275	52,714
Forfeited	(8,466)	—	(8,466)
Reduced for income tax obligations	(44,546)	—	(44,546)
Balance, September 30, 2015	575,675	825,275	1,400,950

Vested	497,987	785,733	1,283,720
Non-vested	77,688	39,542	117,230

The Company recognized compensation expense related to restricted shares of $0.7 million and $1.4 million for the three months ended September 30, 2015 and 2014, respectively, and $2.7 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively. Unearned compensation expense related to restricted shares at September 30, 2015 is $1.9 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

As of December 31, 2014, 38,100 stock options to purchase HNH shares at an exercise price of $90.00 per share were outstanding under the 2007 Plan. During the nine months ended September 30, 2015, a total of 25,100 of these stock options were forfeited or expired unexercised.

Note 13 – Income Taxes

For the three months ended September 30, 2015 and 2014, tax provisions from continuing operations of $6.4 million and $6.7 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2015 and 2014 were 42.9% and 38.3%, respectively. For the nine months ended September 30, 2015 and 2014, tax provisions from continuing operations of $13.9 million and $15.2 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2015 and 2014 were 41.9% and 41.3%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share)	2015	2014	2015	2014
Income from continuing operations, net of tax	$4,418	$9,570	$13,952	$13,752
Weighted-average number of common shares outstanding	11,729	12,469	11,101	12,858
Income from continuing operations, net of tax, per share	$0.37	$0.77	$1.26	$1.07
Net income from discontinued operations	$195	$2,290	$90,133	$8,814
Weighted-average number of common shares outstanding	11,729	12,469	11,101	12,858
Discontinued operations, net of tax, per share	$0.02	$0.18	$8.12	$0.69
Net income	$4,613	$11,860	$104,085	$22,566
Weighted-average number of common shares outstanding	11,729	12,469	11,101	12,858
Net income per share	$0.39	$0.95	$9.38	$1.76

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three and nine months ended September 30, 2015 and 2014, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of September 30, 2015, stock options for an aggregate of 13,000 shares are excluded from the calculations above.

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

The following table summarizes the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	Asset (Liability) as of September 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$22,948	$22,948	$—	$—
Precious metal and commodity inventories recorded at fair value	$12,642	$12,642	$—	$—
Commodity contracts on precious metal and commodity inventories	$60	$—	$60	$—
Interest rate swap agreements	$(72)	$—	$(72)	$—

	Asset (Liability) as of December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$23,936	$23,936	$—	$—
Precious metal and commodity inventories recorded at fair value	$13,249	$13,249	$—	$—
Commodity contracts on precious metal and commodity inventories	$764	$764	$—	$—
Interest rate swap agreements	$(138)	$—	$(138)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $8.7 million as of September 30, 2015, are carried at the lower of cost or fair value, and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $1.8 million accrued related to estimated environmental remediation costs as of September 30, 2015. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. For the nine months ended September 30, 2015, the Company recorded insurance reimbursements totaling $2.8 million for previously incurred remediation costs.

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

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of September 30, 2015, over and above the $1.0 million, total investigation and remediation costs of approximately $4.8 million and $1.6 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing and well installations. The additional work was completed in the second quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the fourth quarter of 2015. The cost of this additional work is estimated at $0.1 million. Additional costs could result from these testing activities and final acceptance of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of September 30, 2015, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 70.1% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack Howard, as Vice Chairman and Principal Executive Officer, James F. McCabe, Jr., as Chief Financial Officer and Leonard J. McGill, as Chief Legal Officer.

In connection with its acquisition of JPS, on July 31, 2015, HNH issued to H&H Group 1,429,407 shares of HNH common stock, and H&H Group then exchanged those shares of HNH common stock for all shares of JPS common stock held by SPH Group Holdings, a subsidiary of SPLP. See Note 3 - "Acquisitions."

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

During the three months ended September 30, 2015 and 2014, the Company reimbursed SP Corporate and its affiliates approximately $0.2 million and $0.1 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement. Such reimbursements totaled approximately $0.4 million and $0.3 million, respectively, during the nine months ended September 30, 2015 and 2014.

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

Note 18 – Reportable Segments

HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials and Kasco. For a more complete description of the Company's segments, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company."

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

The following table presents information about the Company's reportable segments for the three and nine months ended September 30, 2015 and 2014:

Income Statement Data	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2015	2014	2015	2014
Net sales:
Joining Materials	$45,360	$54,621	$144,094	$162,796
Tubing	19,382	19,768	61,330	61,834
Building Materials	73,475	75,734	207,841	200,568
Performance Materials	28,065	—	28,065	—
Kasco	14,857	14,401	44,266	43,359
Total net sales	$181,139	$164,524	$485,596	$468,557
Segment operating income (loss):
Joining Materials	$4,336	$6,147	$16,177	$18,046
Tubing	3,799	3,224	10,226	10,098
Building Materials	13,685	10,998	28,943	25,924
Performance Materials	(2,400)	—	(2,400)	—
Kasco	1,364	1,082	3,062	2,468
Total segment operating income	20,784	21,451	56,008	56,536
Unallocated corporate expenses and non-operating units	(3,222)	(2,254)	(13,783)	(12,239)
Unallocated pension expense	(1,761)	(595)	(5,906)	(2,805)
Gain from asset dispositions	168	38	309	87
Operating income	15,969	18,640	36,628	41,579
Interest expense	(1,208)	(2,450)	(3,483)	(5,599)
Realized and unrealized gain on derivatives	168	1,320	273	854
Other (expense) income	(113)	5	(318)	(141)
Income from continuing operations before tax and equity investment	$14,816	$17,515	$33,100	$36,693

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

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

Performance Materials segment manufactures sheet and mechanically formed glass and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, filtration and insulation products, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications. The Performance Materials segment is currently comprised solely of the operations of JPS Industries, Inc. ("JPS"), which was acquired on July 2, 2015.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

The Company's consolidated operating results for the three and nine months ended September 30, 2015 and 2014 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2015	2014	2015	2014
Net sales	$181,139	$164,524	$485,596	$468,557
Gross profit	47,105	45,523	133,659	130,301
Gross profit margin	26.0%	27.7%	27.5%	27.8%
Selling, general and administrative expenses	29,375	26,288	91,125	85,917
Pension expense	1,761	595	5,906	2,805
Operating income	15,969	18,640	36,628	41,579
Other:
Interest expense	1,208	2,450	3,483	5,599
Realized and unrealized gain on derivatives	(168)	(1,320)	(273)	(854)
Other expense (income)	113	(5)	318	141
Income from continuing operations before tax and equity investment	14,816	17,515	33,100	36,693
Tax provision	6,351	6,703	13,862	15,158
Loss from associated company, net of tax	4,047	1,242	5,286	7,783
Income from continuing operations, net of tax	$4,418	$9,570	$13,952	$13,752

Net Sales

Net sales for the three months ended September 30, 2015 increased by $16.6 million, or 10.1%, to $181.1 million, as compared to $164.5 million for the same period in 2014. The change in net sales reflects approximately $28.1 million in incremental sales associated with our recent acquisition of JPS, which was partially offset by a net decrease from our core business of approximately $5.2 million and a reduction of approximately $6.2 million in net sales due to lower average silver prices. Excluding the impact of the JPS acquisition, our value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, decreased by approximately $5.2 million on lower volume, primarily from the Joining Materials and Building Materials segments. The average silver market price was approximately $14.96 per troy ounce in the third quarter of 2015, as compared to $19.79 per troy ounce in the same period in 2014.

Net sales for the nine months ended September 30, 2015 increased by $17.0 million, or 3.6%, to $485.6 million, as compared to $468.6 million for the same period in 2014. The change in net sales reflects approximately $28.1 million in incremental sales associated with our recent acquisition of JPS and a net increase from core growth of approximately $4.3 million, which was partially offset by a reduction of approximately $15.3 million in net sales due to lower average silver prices. Excluding the impact of the JPS acquisition, our value added sales increased by approximately $4.3 million on higher volume, primarily from the Building Materials segment. The average silver market price was approximately $16.03 per troy ounce during the nine month period of 2015, as compared to $19.85 per troy ounce in the same period in 2014.

Gross Profit

Gross profit for the three months ended September 30, 2015 increased to $47.1 million, as compared to $45.5 million for the same period in 2014, and as a percentage of net sales, decreased to 26.0%, as compared to 27.7% in the third quarter last year. The change in gross profit reflects a net increase from core growth of approximately $2.7 million driven by higher gross profit margins from the Building Material and Kasco segments, which were partially offset by lower gross profit from the Joining Materials segment as a result of lower sales volume and a reduction of approximately $0.8 million in gross profit due to lower average silver prices. Gross profit for the three months ended September 30, 2015 also reflects $3.3 million of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with the JPS acquisition.

Gross profit for the nine months ended September 30, 2015 increased to $133.7 million, as compared to $130.3 million for the same period in 2014, and as a percentage of net sales, decreased to 27.5%, as compared to 27.8% during the same period of last year. The change in gross profit reflects a net increase from core growth of approximately $5.6 million, which was partially offset by a reduction of approximately $1.9 million in gross profit due to lower average silver prices. Higher sales volume from the Building Materials segment led to the increase in gross profit from our core business. Gross profit in the 2015 period also reflects $3.3 million of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with the JPS acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2015 were $29.4 million, as compared to $26.3 million for the same period a year ago. SG&A expenses from the Performance Materials segment were approximately $2.1 million during the 2015 period. Excluding the JPS acquisition impact, the higher SG&A in the third quarter of 2015 was primarily driven by higher benefit costs and business development expenses, primarily associated with the acquisition of JPS, which were partially offset by lower stock-based compensation charges.

SG&A for the nine months ended September 30, 2015 was $91.1 million, as compared to $85.9 million for the same period a year ago. SG&A expenses from the Performance Materials segment were approximately $2.1 million during the 2015 period. Excluding the JPS acquisition impact, the higher SG&A during the nine month period of 2015 was driven by higher personnel costs and higher business development expenses, primarily associated with the acquisition of JPS, which were partially offset by lower stock-based compensation charges.

Pension Expense

Non-cash pension expenses were $1.8 million and $5.9 million for the three and nine months ended September 30, 2015 respectively, which were $1.2 million and $3.1 million higher than the three and nine months ended September 30, 2014, respectively. We currently expect non-cash pension expense to be approximately $7.5 million in 2015, as compared to $3.7 million in 2014, due to a decline in discount rates based on changes in corporate bond yields, an increase in participant life expectancy reflected in revised mortality assumptions, and also due to the fact that the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2014, which are partially offset by expected income of $0.5 million from JPS' pension plan from the date of acquisition to December 31, 2015.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 was $1.2 million and $3.5 million, respectively, as compared to $2.5 million and $5.6 million for the three and nine months ended September 30, 2014, respectively. The lower interest expense for both three and nine months ended September 30, 2015 was primarily due to lower borrowing levels and lower average interest rates in 2015.

Realized and Unrealized Gain on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Tax Provision

For the three months ended September 30, 2015 and 2014, tax provisions from continuing operations of $6.4 million and $6.7 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2015 and 2014 were 42.9% and 38.3%, respectively. For the nine months ended September 30, 2015 and 2014, tax provisions from continuing operations of $13.9 million and $15.2 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2015 and 2014 were 41.9% and 41.3%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Loss from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the losses recorded during the three and nine months ended September 30, 2015 and 2014 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and nine months ended September 30, 2015 and 2014 are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2015	2014	Change	2015	2014	Change
Net sales:
Joining Materials	$45,360	$54,621	(17.0)%	$144,094	$162,796	(11.5)%
Tubing	19,382	19,768	(2.0)%	61,330	61,834	(0.8)%
Building Materials	73,475	75,734	(3.0)%	207,841	200,568	3.6%
Performance Materials	28,065	—	N/A	28,065	—	N/A
Kasco	14,857	14,401	3.2%	44,266	43,359	2.1%
Total net sales	$181,139	$164,524	10.1%	$485,596	$468,557	3.6%
Segment operating income (loss):
Joining Materials	$4,336	$6,147	(29.5)%	$16,177	$18,046	(10.4)%
Tubing	3,799	3,224	17.8%	10,226	10,098	1.3%
Building Materials	13,685	10,998	24.4%	28,943	25,924	11.6%
Performance Materials	(2,400)	—	N/A	(2,400)	—	N/A
Kasco	1,364	1,082	26.1%	3,062	2,468	24.1%
Total segment operating income	$20,784	$21,451	(3.1)%	$56,008	$56,536	(0.9)%

Joining Materials

For the three months ended September 30, 2015, the Joining Materials segment net sales decreased by $9.3 million, or 17.0%, to $45.4 million, as compared to net sales of $54.6 million for the same period in 2014. The change in net sales is primarily due to lower precious metal prices, including a reduction of approximately $6.2 million in net sales due to a $4.83 per troy ounce decline in the average market price of silver, and lower value added sales volume primarily in North America due to reduced demand from the oil and gas markets.

Segment operating income for the third quarter of 2015 decreased by $1.8 million, or 29.5%, to $4.3 million, as compared to $6.1 million for the same period in 2014. The effect of lower average silver prices reduced operating income by approximately $0.8 million on a quarter versus prior year's quarter basis. The lower operating income was also driven by unfavorable product mix and lower sales volume during the 2015 period, as compared to the same period of 2014.

For the nine months ended September 30, 2015, the Joining Materials segment net sales decreased by $18.7 million, or 11.5%, to $144.1 million, as compared to net sales of $162.8 million for the same period in 2014. The change in net sales reflects a reduction of approximately $15.3 million in net sales due to a $3.82 per troy ounce decline in the average market price of silver and lower value added sales volume primarily in North America due to reduced demand from the oil and gas markets.

Segment operating income for the nine months ended September 30, 2015 decreased by $1.9 million, or 10.4%, to $16.2 million, as compared to $18.0 million for the same period in 2014. Lower gross profit in the 2015 period was due principally to reduced sales volume, unfavorable product mix and lower silver prices, which were partially offset by lower SG&A due to higher severance and recruitment costs incurred during the same period of 2014. The effect of lower average silver prices reduced operating income by approximately $1.9 million on a year to date versus prior year's year to date basis.

Tubing

For the three months ended September 30, 2015, the Tubing segment net sales decreased by $0.4 million, or 2.0%, to $19.4 million, as compared to $19.8 million in the third quarter of 2014. The decrease was primarily driven by lower sales volume of our welded carbon steel tubing products due to reduced demand in the transportation market and a decline in the appliance market, as several customers were realigning their inventories. These declines were partially offset by higher sales of our fabricated metal tubing in the medical segment.

Segment operating income for the third quarter of 2015 increased by $0.6 million, or 17.8%, to $3.8 million, as compared to $3.2 million for the third quarter of 2014. Higher operating income during the third quarter of 2015 was principally the result of higher gross margin driven by favorable product mix and lower overhead costs, as compared to the third quarter of 2014.

For the nine months ended September 30, 2015, the Tubing segment net sales were $61.3 million, as compared to $61.8 million in the same period in 2014. The decrease was primarily driven by reduced demand for our welded carbon steel products, particularly in the transportation market, combined with a de-emphasis in the heat exchanger market, which were partially offset by improved demand for stainless steel and fabricated tubing during the nine months ended September 30, 2015, as compared to the same period of 2014.

Segment operating income for the nine months ended September 30, 2015 increased by $0.1 million or 1.3%, to $10.2 million, as compared to $10.1 million for the same period of 2014. Higher operating income was primarily due to higher gross margin driven by favorable product mix and lower overhead costs, partially offset by higher SG&A, as a result of higher personnel costs, as compared to the same period of 2014.

Building Materials

For the three months ended September 30, 2015, the Building Materials segment net sales decreased by $2.3 million, or 3.0%, to $73.5 million, as compared to $75.7 million for the same period in 2014. Lower sales were driven by reduced demand from our private label roofing products, partially offset by increased demand from home centers for our FastenMaster products, as compared to the third quarter of 2014.

Segment operating income increased by $2.7 million, or 24.4%, to $13.7 million for the three months ended September 30, 2015, as compared to $11.0 million for the same period in 2014. Gross profit margin for the three months ended September 30, 2015 was higher, as compared to the three months ended September 30, 2014, primarily due to lower manufacturing costs as a result of the recent ITW acquisition, as well as favorable overhead absorption and lower freight costs.

For the nine months ended September 30, 2015, the Building Materials segment net sales increased by $7.3 million, or 3.6%, to $207.8 million, as compared to $200.6 million for the same period in 2014. Sales of both our roofing and FastenMaster products were higher, as compared to the nine months ended September 30, 2014, due to growth from our private label roofing products and strong demand from home centers and lumberyards for our FastenMaster products.

Segment operating income increased by $3.0 million, or 11.6%, to $28.9 million for the nine months ended September 30, 2015, as compared to $25.9 million for the same period in 2014, reflecting higher sales volume and lower manufacturing costs. Gross profit margin for the nine months ended September 30, 2015 was higher, as compared to the nine months ended September 30, 2014, primarily due to lower manufacturing costs as a result of the ITW acquisition and favorable overhead absorption, partially offset by higher freight costs, in part due to the West Coast port slowdown, as well as costs associated with the consolidation of our Midwest manufacturing and warehouse facilities into a single location. SG&A also increased, reflecting increased employee headcount, benefit costs and promotional expenses during the 2015 period.

Performance Materials

For the three months ended September 30, 2015, the Performance Materials segment net sales were $28.1 million, driven by fiberglass fabric sales serving the aerospace sector. The increase in demand from aerospace applications was partially offset by a reduction in demand from the U.S. military for ballistic vests and reduced demand for fiberglass fabrics used in a variety of electronic applications.

Segment operating loss was $2.4 million, for the three months ended September 30, 2015, primarily due to $3.3 million of nonrecurring expense recorded during the quarter associated with the amortization of the fair value adjustment to acquisition-date inventories.

Kasco

For the three months ended September 30, 2015, the Kasco segment net sales increased by $0.5 million, or 3.2%, to $14.9 million, as compared to $14.4 million for the same period in 2014, primarily due to higher sales from its domestic route business and European operations, partially offset by the unfavorable impact of foreign currency exchange rates from its Canadian and European operations.

Segment operating income increased by $0.3 million to $1.4 million for the three months ended September 30, 2015, as compared to $1.1 million for the same period in 2014, reflecting improved gross profit margin as a result of the higher sales, and lower fuel costs, which were partially offset by increased personnel costs to support the higher sales.

For the nine months ended September 30, 2015, the Kasco segment net sales increased by $0.9 million, or 2.1%, to $44.3 million, as compared to $43.4 million for the same period in 2014, due to higher sales from its domestic route business, partially offset by lower sales from its European operations primarily due to a negative impact from changes in foreign currency exchange rates.

Segment operating income increased by $0.6 million to $3.1 million for the nine months ended September 30, 2015, as compared to $2.5 million for the same period in 2014. Gross profit increased for the nine months ended September 30, 2015, primarily due to the higher net sales, as well as lower fuel costs, as compared with the same period of the prior year. These improvements were partially offset by increased personnel costs to support the higher sales.

Discussion of Consolidated Cash Flows

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
(in thousands)	2015	2014
Net cash provided by operating activities	$19,549	$23,152
Net cash provided by (used in) investing activities	44,460	(5,678)
Net cash (used in) provided by financing activities	(74,748)	3,011
Net change for the period	$(10,739)	$20,485

Operating Activities

Operating cash flows for the nine months ended September 30, 2015 were $3.6 million lower, as compared to the same period in 2014. Discontinued operations used $2.3 million during 2015, as compared to a cash inflow of $14.4 million in 2014. Inventories provided $1.5 million during the nine month period of 2015, as compared to cash usage of $9.3 million for the same period in 2014. The lower inventory usage during the 2015 period was primarily driven by lower silver prices, as compared to the same period of 2014, and effective inventory control in our Tubing and Building Materials segments. Trade and other receivables used $17.6 million, as compared to $23.0 million used during the same period of 2014, with the change driven by lower accounts receivable levels during the 2015 period due to lower silver prices.

Investing Activities

Investing activities provided $44.5 million of cash for the nine months ended September 30, 2015 and used $5.7 million during the same period of 2014. Investing activities for the nine months ended September 30, 2015 included net proceeds of $155.5 million from the sale of Arlon, LLC, partially offset by acquisition costs of $93.2 million related to the JPS and ITW acquisitions. Capital spending was $10.9 million in the 2015 period, as compared with $7.7 million in the 2014 period. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink during the nine month period of 2015. Discontinued operations used $0.1 million in the 2015 period, as compared to $2.0 million during the 2014 period.

Financing Activities

For the nine months ended September 30, 2015, the Company's financing activities used $74.7 million of cash. Borrowings under the Company's revolving credit facility decreased by $73.7 million during the nine months ended September 30, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC, partially offset by borrowings to fund the JPS and ITW acquisitions.

For the nine months ended September 30, 2014, the Company's financing activities provided $3.0 million of cash. Borrowings under the Company's revolving credit facilities increased by $180.1 million during the nine months ended September 30, 2014, due primarily to the repayment of $156.2 million in terms loans during this period, which included repayment of an additional $40.0 million term loan borrowing during the third quarter of 2014. The Company also initiated $12.6 million in borrowings on its WHX CS Loan facility during the nine months ended September 30, 2014, which were fully repaid during the third quarter of 2014. These changes in the Company's financing structure were primarily the result of the Company's entry into an amended and restated senior credit agreement on August 29, 2014. In addition, the Company used $60.5 million for the repurchase of its common stock during the nine months ended September 30, 2014.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of September 30, 2015, the Company's current assets totaled $239.4 million, its current liabilities totaled $79.4 million and its net working capital was $160.1 million, as compared to net working capital of $181.1 million as of December 31, 2014. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $3.0 million for the remainder of 2015, and $14.3 million, $15.3 million, $17.0 million, $18.3 million and $56.4 million in 2016, 2017, 2018, 2019, and for the five years thereafter, respectively. For JPS' pension plan, the Company expects to have no required minimum contributions for the remainder of 2015 or in 2016, and $5.6 million, $5.2 million and $3.7 million in 2017, 2018, and 2019, respectively. Required future contributions are estimated based upon assumptions regarding such matters as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement, which provides for an up to $365.0 million senior secured revolving credit facility. As of September 30, 2015, H&H Group's availability under its senior secured revolving credit facility was $161.7 million. On October 5, 2015, a subsidiary of H&H refinanced an outstanding mortgage note, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $0.7 million of the original outstanding principal balance. The remaining outstanding principal balance of $5.4 million was refinanced and will be repaid in equal monthly installments totaling $0.4 million per year over the next five years, with a final principal payment of $3.6 million due at maturity of the loan in October 2020. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of September 30, 2015, customer metal in H&H's custody consisted of 160,520 ounces of silver, 531 ounces of gold and 1,462 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2015, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of JPS on July 2, 2015. Our management will exclude the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2015. This business represents approximately 24.1% of our total assets as of September 30, 2015, and approximately 5.8% of net sales for the nine months then ended. Our management plans to fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2016.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisition of JPS, which was completed on July 2, 2015.

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

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(a) - Issuer Issuance of Equity Securities

On August 4, 2015, the Company filed a Current Report on Form 8-K reporting the issuance of 1,429,407 shares of the Company's common stock ("HNH Shares") to SPH Group Holdings LLC ("SPH Group Holdings") in exchange for SPH Group Holdings' shares of JPS. The HNH Shares were issued to SPH Group Holdings, an accredited investor, pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(2) under the Securities Act.

2(c) - Issuer Purchases of Equity Securities

During the three months ended September 30, 2015, 3,145 shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of shares of restricted stock previously granted to such individuals.

The following table provides information on the shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended September 30, 2015:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
July 1, 2015 to July 31, 2015	—	N/A	—	N/A
August 1, 2015 to August 31, 2015	3,145	$28.97	—	N/A
September 1, 2015 to September 30, 2015	—	N/A	—	N/A
	3,145		—	N/A

Item 6. - Exhibits

Exhibit 3.1 Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Handy & Harman Ltd., as filed with Secretary of State of the State of Delaware on July 14, 2015 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 16, 2015)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

October 29, 2015