Form 10-Q
period 2016-03-31
HANDY & HARMAN LTD.
filed 2016-04-28
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of April 27, 2016 was 12,263,792.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$21,311	$23,728
Trade and other receivables - net of allowance for doubtful accounts of $1,535 and $1,451, respectively	92,015	74,375
Inventories, net	88,094	82,804
Prepaid and other current assets	5,851	9,295
Total current assets	207,271	190,202
Property, plant and equipment at cost, less accumulated depreciation	114,066	112,686
Goodwill	121,834	121,829
Other intangibles, net	42,050	43,117
Investment in associated company	13,583	20,923
Deferred income tax assets	120,007	120,149
Other non-current assets	15,453	15,767
Total assets	$634,264	$624,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$46,688	$34,466
Accrued liabilities	20,034	31,497
Accrued environmental liabilities	2,221	2,531
Short-term debt	774	742
Current portion of long-term debt	1,745	1,720
Total current liabilities	71,462	70,956
Long-term debt	105,932	97,106
Accrued pension liability	264,788	265,566
Other post-retirement benefit obligations	2,644	2,624
Deferred income tax liabilities	418	402
Other liabilities	3,618	3,479
Total liabilities	448,862	440,133
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,635 and 13,579 shares, respectively	136	136
Accumulated other comprehensive loss	(259,263)	(259,392)
Additional paid-in capital	586,970	586,693
Treasury stock, at cost - 1,371 shares	(34,454)	(34,454)
Accumulated deficit	(107,987)	(108,443)
Total stockholders' equity	185,402	184,540
Total liabilities and stockholders' equity	$634,264	$624,673

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share)	2016	2015
Net sales	$160,797	$137,982
Cost of goods sold	117,080	99,603
Gross profit	43,717	38,379
Selling, general and administrative expenses	31,284	30,861
Pension expense	2,151	2,072
Operating income	10,282	5,446
Other:
Interest expense	1,070	1,167
Realized and unrealized loss on derivatives	123	207
Other expense	145	93
Income from continuing operations before tax and equity investment	8,944	3,979
Tax provision	3,860	1,643
Loss (gain) from associated company, net of tax	4,628	(922)
Income from continuing operations, net of tax	456	3,258
Discontinued operations:
Income from discontinued operations, net of tax	—	565
Gain on disposal of assets, net of tax	—	89,521
Net income from discontinued operations	—	90,086
Net income	$456	$93,344
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.04	$0.30
Discontinued operations, net of tax, per share	—	8.36
Net income per share	$0.04	$8.66
Weighted-average number of common shares outstanding	12,223	10,780

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$456	$93,344

Other comprehensive (loss) income, net of tax:
Changes in pension liability and other post-retirement benefit obligations	(94)	2,022
Tax effect of changes in pension liability and other post-retirement benefit obligations	—	(395)
Foreign currency translation adjustments	199	(1,397)
Tax effect of changes in foreign currency translation adjustments	24	—
Other comprehensive income	129	230

Comprehensive income	$585	$93,574

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2015	13,579	$136	$(259,392)	$586,693	$(34,454)	$(108,443)	$184,540
Amortization, issuance and forfeitures of restricted stock grants	56	—	—	277	—	—	277
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	(94)	—	—	—	(94)
Foreign currency translation adjustments, net of tax	—	—	223	—	—	—	223
Net income	—	—	—	—	—	456	456
Balance, March 31, 2016	13,635	$136	$(259,263)	$586,970	$(34,454)	$(107,987)	$185,402

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$456	$93,344
Net income from discontinued operations	—	(90,086)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,686	3,250
Non-cash stock-based compensation	672	1,345
Non-cash loss (gain) from investment in associated company, net of tax	4,628	(922)
Amortization of debt issuance costs	274	284
Deferred income taxes	2,870	1,166
Gain from asset dispositions	(164)	(55)
Non-cash (gain) loss from derivatives	(13)	198
Reclassification of net cash settlements on precious metal contracts to investing activities	136	8
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(17,400)	(21,908)
Inventories	(5,206)	(8,367)
Prepaid and other current assets	(317)	1,073
Other current liabilities	6,352	(1,914)
Other items, net	(213)	(295)
Net cash used in continuing operations	(2,239)	(22,879)
Net cash used in discontinued operations	—	(2,264)
Net cash used in operating activities	(2,239)	(25,143)
Cash flows from investing activities:
Additions to property, plant and equipment	(5,841)	(3,775)
Net cash settlements on precious metal contracts	(136)	(8)
Acquisitions, net of cash acquired	—	(27,000)
Proceeds from sale of assets	423	79
Investments in associated company	—	(7,368)
Proceeds from sale of discontinued operations	—	152,889
Net cash used in investing activities of discontinued operations	—	(75)
Net cash (used in) provided by investing activities	(5,554)	114,742

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Cash flows from financing activities:
Net revolver borrowings (repayments)	8,932	(103,670)
Net borrowings on loans - foreign	7	266
Repayments of term loans - domestic	(114)	(88)
Deferred finance charges	(82)	(282)
Net change in overdrafts	(3,369)	1,555
Other financing activities	(3)	(7)
Net cash provided by (used in) financing activities	5,371	(102,226)
Net change for the period	(2,422)	(12,627)
Effect of exchange rate changes on cash and cash equivalents	5	(161)
Cash and cash equivalents at beginning of period	23,728	31,649
Cash and cash equivalents at end of period	$21,311	$18,861

Cash paid during the period for:
Interest	$880	$1,011
Taxes	$1,248	$1,006

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

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2015, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2015.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the income statement or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur in 2016 and thereafter.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

Note 3 – Acquisitions

ITW
On March 31, 2015, the Company, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, for a cash purchase price of $27.4 million, reflecting a final working capital adjustment of $0.4 million paid in June 2015. The assets acquired and liabilities assumed primarily included net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily unpatented technology, valued at $1.7 million, $0.1 million and $4.4 million, respectively. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $21.3 million, which is expected to be deductible for income tax purposes.

JPS
Effective July 2, 2015, H&H Group completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among the Company, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by the Company and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of Steel Partners Holdings L.P. ("SPLP"), the parent company of the Company, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70.3 million was funded primarily by H&H Group and also by SPH Group Holdings. H&H Group's funding of the aggregate merger consideration totaled approximately $65.7 million, which was financed through additional borrowings under the Company's senior secured revolving credit facility.

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

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended March 31, 2016 were approximately $24.8 million and $0.4 million, respectively. The results of operations of the acquired business are reported within the Company's Performance Materials segment. Unaudited pro forma net sales and income from continuing operations, net of tax, of the combined entity had the acquisition date been January 1, 2014 are as follows:

Three Months Ended
March 31,
(in thousands, except per share)	2015
Net sales	$181,823
Income from continuing operations, net of tax	$4,086
Income from continuing operations, net of tax, per share	$0.33
Weighted-average number of common shares outstanding	12,209

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the acquisition taken place on January 1, 2014. The information for the three months ended March 31, 2015 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The 2015 supplemental unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets and exclude a total of $1.2 million of acquisition-related costs incurred by both the Company and JPS during the three months ended March 31, 2015.

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

The net income from discontinued operations includes the following:

Three Months Ended
March 31,
(in thousands)	2015
Net sales	$5,952
Operating income	920
Interest expense and other income	(10)
Tax provision	365
Income from discontinued operations, net of tax	565
Gain on disposal of assets	93,455
Tax provision	3,934
Gain on disposal of assets, net of tax	89,521
Net income from discontinued operations	$90,086

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC's net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC in 2015 was 4.2%.

Note 5 – Inventories

Inventories, net at March 31, 2016 and December 31, 2015 were comprised of:

	March 31,	December 31,
(in thousands)	2016	2015
Finished products	$31,680	$31,355
In-process	20,885	19,873
Raw materials	19,128	18,451
Fine and fabricated precious metals in various stages of completion	16,986	13,155
	88,679	82,834
LIFO reserve	(585)	(30)
Total	$88,094	$82,804

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of March 31, 2016, customer metal in H&H's custody consisted of 147,368 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
(in thousands, except per ounce)	2016	2015
Precious metals stated at LIFO cost	$5,722	$3,506
Precious metals stated under non-LIFO cost methods, primarily at fair value	$10,679	$9,619
Market value per ounce:
Silver	$15.28	$13.86
Gold	$1,221.00	$1,062.25
Palladium	$577.00	$547.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2016 were as follows (in thousands):

Segment	Balance at January 1, 2016	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at March 31, 2016	Accumulated Impairment Losses
Joining Materials	$16,210	$5	$—	$—	$16,215	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388	—
Performance Materials	32,336	—	—	—	32,336	—
Total	$121,829	$5	$—	$—	$121,834	$—

Other intangible assets, net at March 31, 2016 and December 31, 2015 consisted of:

(in thousands)	March 31, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$35,077	$(11,291)	$23,786	$35,077	$(10,702)	$24,375
Trademarks, trade names and brand names	12,739	(2,878)	9,861	12,739	(2,649)	10,090
Patents and patent applications	5,635	(2,668)	2,967	5,591	(2,591)	3,000
Non-compete agreements	774	(725)	49	774	(714)	60
Other	7,341	(1,954)	5,387	7,331	(1,739)	5,592
Total	$61,566	$(19,516)	$42,050	$61,512	$(18,395)	$43,117

Other intangible assets at cost as of March 31, 2016 include $9.1 million in intangible assets, primarily trades names, customer relationships, and unpatented technology, associated with the JPS acquisition. These balances are subject to adjustment during the finalization of the purchase price allocation for the JPS acquisition.

Amortization expense totaled $1.1 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the Company's ITW and JPS acquisitions.

Note 7 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheet. The Company carries its ModusLink investment on the consolidated balance sheet at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of the common stock of ModusLink at both March 31, 2016 and December 31, 2015, and the value of this investment decreased from $20.9 million at December 31, 2015 to $13.6 million at March 31, 2016 due entirely to a decrease in the share price of ModusLink's common stock.

As of March 31, 2016, SPLP and its associated companies, which include the Company, owned a combined total of 16,476,730 ModusLink common shares, which represented 31.3% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended January 31, 2016, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	January 31,	July 31,
(in thousands)	2016	2015
Current assets	$434,409	$413,642
Non-current assets	$30,949	$32,860
Current liabilities	$257,612	$211,353
Non-current liabilities	$92,887	$90,548
Stockholders' equity	$114,859	$144,601

	Three Months Ended
	January 31,
(in thousands)	2016	2015
Net revenue	$119,966	$148,310
Gross profit	$3,655	$16,594
Loss from continuing operations	$(13,948)	$(1,556)
Net loss	$(13,948)	$(1,566)

Note 8 – Debt

Debt at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
(in thousands)	2016	2015
Short-term debt
Foreign	$774	$742
Long-term debt
Revolving facilities	99,545	90,613
Other H&H debt - domestic	6,822	6,936
Foreign loan facilities	1,310	1,277
Sub total	107,677	98,826
Less portion due within one year	1,745	1,720
Total long-term debt	105,932	97,106
Total debt	$108,451	$99,568

Senior Credit Facilities

The Company's amended and restated senior credit agreement ("Senior Credit Facility") provided for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. On March 23, 2016, the Company entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at March 31, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 2.22% at March 31, 2016. H&H Group's availability under the Senior Credit Facility was $174.7 million as of March 31, 2016.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic and Canadian wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at March 31, 2016.

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

As of March 31, 2016, the Company had the following outstanding forward contracts with settlement dates through April 2016. There were no futures contracts outstanding at March 31, 2016.

			Notional Value
Commodity	Amount		($ in millions)
Silver	762,562	ounces	$11.7
Gold	1,000	ounces	$1.2
Copper	200,000	pounds	$0.4
Tin	55	metric tons	$0.9

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 587,562 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheet. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated income statement, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statement. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

Debt Agreements

H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 8 - "Debt" for further discussion of the terms of these arrangements. These derivatives were not designated as accounting hedges under U.S. GAAP; they were accounted for as derivatives with no hedge designation. The Company recorded the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statement as the hedges were intended to offset interest rate movements. The agreements expired in February 2016.

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended
		March 31,
Derivative	Income Statement Line	2016	2015
Commodity contracts	Cost of goods sold	$(978)	$(914)
	Total derivatives designated as hedging instruments	(978)	(914)
Commodity contracts	Cost of goods sold	(24)	147
Commodity contracts	Realized and unrealized loss on derivatives	(123)	(207)
Interest rate swap agreements	Interest expense	—	(45)
	Total derivatives not designated as hedging instruments	(147)	(105)
	Total derivatives	$(1,125)	$(1,019)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2016	2015
Commodity contracts	Prepaid and other current assets	$58	$197
	Total derivatives designated as hedging instruments	58	197
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	(63)	18
Interest rate swap agreements	Other liabilities	—	(30)
	Total derivatives not designated as hedging instruments	(63)	(12)
	Total derivatives	$(5)	$185

Note 10 – Pension and Other Post-Retirement Benefits

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS sponsors a defined benefit pension plan, which was assumed in connection with the acquisition of JPS on July 2, 2015. The following table presents the components of net periodic pension expense for the Company's pension plans for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Service cost	$14	$—
Interest cost	4,788	4,760
Expected return on plan assets	(5,981)	(5,518)
Amortization of actuarial loss	3,330	2,830
Total	$2,151	$2,072

Beginning January 1, 2016, we changed the manner in which the interest cost component of net periodic pension expense is determined. Historically, we estimated the interest cost component using a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We have elected to use a full yield curve approach in the estimation of this component of benefit expense by applying the specific spot rates along the yield curve used in the determination of the benefit obligation that correlate to the relevant projected cash flows ("spot rate approach"). This change provides a more precise measurement of interest cost. The estimated impact of this change is to reduce forecast annual pension expense in 2016 by approximately $4.8 million.

The Company expects to have required minimum pension contributions of $13.5 million for the remainder of 2016, and $34.3 million, $42.0 million, $38.8 million, $35.3 million and $92.5 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Note 11 – Stockholders' Equity

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2015	$(3,577)	$(255,815)	$(259,392)
Current period income (loss)	223	(94)	129
Balance at March 31, 2016	$(3,354)	$(255,909)	$(259,263)

Note 12 – Stock-Based Compensation

During the three months ended March 31, 2016, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 72,942 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated income statement on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2016 vest in approximately equal annual installments over a three year period from the grant date. The restricted stock grants to the Company's non-employee directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity under the 2007 Plan was as follows for the three months ended March 31, 2016:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2016	575,131	825,275	1,400,406
Granted	60,670	12,272	72,942
Forfeited	(846)	—	(846)
Reduced for income tax obligations	(16,320)	—	(16,320)
Balance, March 31, 2016	618,635	837,547	1,456,182

Vested	533,874	825,275	1,359,149
Non-vested	84,761	12,272	97,033

The Company recognized compensation expense related to restricted shares of $0.7 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively. Unearned compensation expense related to restricted shares at March 31, 2016 is $2.0 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

As of December 31, 2015, 13,000 stock options to purchase HNH shares at an exercise price of $90.00 per share were outstanding under the 2007 Plan. During the three months ended March 31, 2016, all of these stock options expired unexercised.

Note 13 – Income Taxes

For the three months ended March 31, 2016 and 2015, tax provisions from continuing operations of $3.9 million and $1.6 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2016 and 2015 were 43.2% and 41.3%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended
	March 31,
(in thousands, except per share)	2016	2015
Income from continuing operations, net of tax	$456	$3,258
Weighted-average number of common shares outstanding	12,223	10,780
Income from continuing operations, net of tax, per share	$0.04	$0.30
Net income from discontinued operations	$—	$90,086
Weighted-average number of common shares outstanding	12,223	10,780
Discontinued operations, net of tax, per share	$—	$8.36
Net income	$456	$93,344
Weighted-average number of common shares outstanding	12,223	10,780
Net income per share	$0.04	$8.66

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three months ended March 31, 2016 and 2015, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of March 31, 2016, no stock options remain outstanding.

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

The Company's interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	Asset (Liability) as of March 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$13,583	$13,583	$—	$—
Precious metal and commodity inventories recorded at fair value	$11,747	$11,747	$—	$—
Commodity contracts on precious metal and commodity inventories	$(5)	$—	$(5)	$—

	Asset (Liability) as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$20,923	$20,923	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,380	$10,380	$—	$—
Commodity contracts on precious metal and commodity inventories	$215	$—	$215	$—
Interest rate swap agreements	$(30)	$—	$(30)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $7.1 million as of March 31, 2016, are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheet. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statement.

Note 16 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company had approximately $2.2 million accrued related to estimated environmental remediation costs as of March 31, 2016. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the three months ended March 31, 2015, the Company recorded an insurance reimbursement of $1.2 million for previously incurred remediation costs. No similar reimbursements were recorded during the three months ended March 31, 2016.

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

Among the sites where certain H&H Group subsidiaries may have more substantial environmental liabilities are the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together with the Sold Parcel comprises the site of a former H&H manufacturing facility. Remediation of all soil conditions on the Sold Parcel was completed on April 6, 2007. On September 11, 2008, the CTDEEP advised H&H that it had approved H&H's December 28, 2007 Soil Remediation Action Report, as amended, thereby concluding the active remediation of the Sold Parcel. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, will be submitted to the CTDEEP for their review and approval in the second quarter of 2016. The next phase of remedial investigation will be estimable once the CTDEEP reviews and approves the risk assessment and clean up goals. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. Thereafter, in 1998, HHEM and H&H settled a case brought by the local municipality in regard to this site and also settled with certain of its insurance carriers. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. A remedial investigation report was filed with the NJDEP in December 2007. By letter dated December 12, 2008, the NJDEP issued its approval with respect to additional investigation and remediation activities discussed in the December 2007 remedial investigation report. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator (with separate guaranties by the two joint venture partners of the former owner/operator for 37.5% each) and 25% jointly to HHEM and H&H after the first $1.0 million. The $1.0 million was paid solely by the former owner/operator. As of March 31, 2016, over and above the $1.0 million, total investigation and remediation costs of approximately $5.1 million and $1.7 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM is continuing to comply with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. On June 20, 2013, HHEM received the MADEP's Notice of Audit Findings and Notice of Noncompliance ("Notice"). HHEM and its consultant held meetings with the MADEP to resolve differences identified in the Notice. As a result of those meetings and subsequent discussions, HHEM initiated additional sampling, testing and well installations. The additional work was completed in the third quarter of 2015, and we expect to submit a follow-up response report to the MADEP in the second quarter of 2016. The cost of the follow up response report and subsequent decommissioning is estimated at $0.1 million. Additional costs could result from the final review of the remediation plan by the MADEP, which cannot be reasonably estimated at this time.

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

Note 17 – Related Party Transactions

As of March 31, 2016, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 69.8% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara Jr., as Director, James F. McCabe, Jr., as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and Jeffrey A. Svoboda as President and Chief Executive Officer of H&H Group.

The Company entered into a management services agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provided the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provided that the Company pay SP Corporate a fixed annual fee of approximately $8.9 million. On May 3, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement to add operating group management services to the scope of services to be provided pursuant to the Management Services Agreement and to adjust the fee for services provided under the Management Services Agreement from $8.9 million to $10.6 million. In connection with the amendment, the Company also entered into a transfer agreement, dated May 3, 2015, with Steel Partners LLC ("Steel Partners"), pursuant to which three employees of the Company and its subsidiaries were transferred to Steel Partners, which will assume the cost of compensating those employees and providing applicable benefits.

Effective February 23, 2016, SP Corporate assigned its rights and responsibilities under the Management Services Agreement to its parent company, SPH Services, Inc. ("SPH Services"), and the Company and SPH Services entered into an Amended and Restated Management Services Agreement ("Amended and Restated Management Services Agreement") to have SPH Services furnish the services to be provided pursuant to the Management Services Agreement and to make certain other changes.

During the three months ended March 31, 2016 and 2015, the Company reimbursed SPH Services and its affiliates approximately $0.2 million and $0.1 million, respectively, for business expenses incurred on its behalf pursuant to the management services agreements.

The fees payable under the Amended and Restated Management Services Agreement are subject to review and such adjustments as may be agreed upon by SPH Services and the Company. The Amended and Restated Management Services Agreement has a term through December 31, 2016 and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein. Upon any such termination, a reserve fund will be established by the Company for the payment of expenses incurred by or due to SPH Services that are attributable to the services provided to the Company.

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

The following table presents information about the Company's reportable segments for the three months ended March 31, 2016 and 2015:

Income Statement Data	Three Months Ended
(in thousands)	March 31,
	2016	2015
Net sales:
Joining Materials	$42,671	$47,793
Tubing	20,270	21,080
Building Materials	58,302	54,989
Performance Materials	24,783	—
Kasco	14,771	14,120
Total net sales	$160,797	$137,982
Segment operating income:
Joining Materials	$4,415	$6,247
Tubing	4,211	3,080
Building Materials	7,353	3,233
Performance Materials	293	—
Kasco	980	863
Total segment operating income	17,252	13,423
Unallocated corporate expenses and non-operating units	(4,983)	(5,960)
Unallocated pension expense	(2,151)	(2,072)
Gain from asset dispositions	164	55
Operating income	10,282	5,446
Interest expense	(1,070)	(1,167)
Realized and unrealized loss on derivatives	(123)	(207)
Other expense	(145)	(93)
Income from continuing operations before tax and equity investment	$8,944	$3,979

Note 19 – Subsequent Events

SLI Acquisition

On April 6, 2016, the Company entered into a definitive merger agreement with SL Industries, Inc. ("SLI"), pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI’s common stock, at a purchase price of $40.00 per share in cash, or approximately $164 million in total. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the offer is subject to certain conditions, including the tender of a number of shares that constitutes at least (1) a majority of SLI’s outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owns approximately 25.1% of SLI’s outstanding shares. The transaction is not subject to any financing contingencies, and we expect to finance the acquisition with available funds under our Senior Credit Facility.

Common Stock Repurchase Program

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors.

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

Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. The results of the Building Materials segment include the operations of ITW Polymers Sealants North America Inc. ("ITW") from its acquisition on March 31, 2015.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The Company's consolidated operating results for the three months ended March 31, 2016 and 2015 are summarized in the following table:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net sales	$160,797	$137,982
Gross profit	43,717	38,379
Gross profit margin	27.2%	27.8%
Selling, general and administrative expenses	31,284	30,861
Pension expense	2,151	2,072
Operating income	10,282	5,446
Other:
Interest expense	1,070	1,167
Realized and unrealized loss on derivatives	123	207
Other expense	145	93
Income from continuing operations before tax and equity investment	8,944	3,979
Tax provision	3,860	1,643
Loss (gain) from associated company, net of tax	4,628	(922)
Income from continuing operations, net of tax	$456	$3,258

Net Sales

Net sales for the three months ended March 31, 2016 increased by $22.8 million, or 16.5%, to $160.8 million, as compared to $138.0 million for the same period in 2015. The change in net sales reflects approximately $24.8 million in incremental sales associated with the JPS acquisition, which was partially offset by a reduction of approximately $2.1 million in net sales due to lower average silver prices. Excluding the impact of the JPS acquisition, our value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, increased by approximately $0.2 million on growth from the Building Materials segment, partially offset by lower volume from the Joining Materials segment. The average silver market price was approximately $14.92 per troy ounce in the first quarter of 2016, as compared to $16.74 per troy ounce in the same period in 2015.

Gross Profit

Gross profit for the three months ended March 31, 2016 increased to $43.7 million, as compared to $38.4 million for the same period in 2015, and as a percentage of net sales, decreased to 27.2%, as compared to 27.8% in the first quarter last year. The change in gross profit reflects approximately $2.2 million incremental gross profit associated with the JPS acquisition, as well as a net increase from core growth of approximately $3.5 million driven by higher gross profit margins from the Building Materials, Tubing, and Kasco segments, which were partially offset by lower gross profit from the Joining Materials segment as a result of lower sales volume and a reduction of approximately $0.3 million in gross profit due to lower average silver prices.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2016 were $31.3 million, as compared to $30.9 million for the same period a year ago. SG&A expenses from the Performance Materials segment were approximately $1.9 million for the first quarter of 2016. Excluding the impact of the JPS acquisition, the lower SG&A in the first quarter of 2016 was primarily driven by lower benefit and stock-based compensation charges, partially offset by the recording of an insurance reimbursement of $1.2 million for previously incurred environmental remediation costs during the first quarter of 2015.

Pension Expense

Pension expense was $2.2 million for the three months ended March 31, 2016, which was $0.1 million higher than the three months ended March 31, 2015. We currently expect pension expense to be approximately $8.7 million in 2016, as compared to $7.5 million in 2015, due to the fact that the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2015, partially offset by $1.4 million of incremental income expected from JPS' pension plan. Forecast pension expense in 2016 is also favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense is determined; specifically to utilize the "spot rate approach," which provides a more precise measurement of interest cost. The estimated impact of this change is to reduce forecast annual pension expense in 2016 by approximately $4.8 million.

Interest Expense

Interest expense for the three months ended March 31, 2016 was $1.1 million, as compared to $1.2 million for the three months ended March 31, 2015. The lower interest expense for the three months ended March 31, 2016 was primarily due to lower borrowing levels in the first quarter of 2016.

Realized and Unrealized Loss on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the amount of ounces hedged.

Tax Provision

For the three months ended March 31, 2016 and 2015, tax provisions from continuing operations of $3.9 million and $1.6 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2016 and 2015 were 43.2% and 41.3%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Loss (Gain) from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the loss (gain) recorded during the three months ended March 31, 2016 and 2015 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three months ended March 31, 2016 and 2015 are shown in the following table:

	Three Months Ended March 31,
			%
(in thousands)	2016	2015	Change
Net sales:
Joining Materials	$42,671	$47,793	(10.7)%
Tubing	20,270	21,080	(3.8)%
Building Materials	58,302	54,989	6.0%
Performance Materials	24,783	—	N/A
Kasco	14,771	14,120	4.6%
Total net sales	$160,797	$137,982	16.5%
Segment operating income:
Joining Materials	$4,415	$6,247	(29.3)%
Tubing	4,211	3,080	36.7%
Building Materials	7,353	3,233	127.4%
Performance Materials	293	—	N/A
Kasco	980	863	13.6%
Total segment operating income	$17,252	$13,423	28.5%

Joining Materials

For the three months ended March 31, 2016, the Joining Materials segment net sales decreased by $5.1 million, or 10.7%, to $42.7 million, as compared to net sales of $47.8 million for the same period in 2015. The change in net sales is due to both lower precious metal prices and volume, including a reduction of approximately $2.1 million in net sales due to a $1.82 per troy ounce decline in the average market price of silver, as well as lower value added sales volume in North America primarily due to reduced demand from the oil and gas markets.

Segment operating income for the first quarter of 2016 decreased by $1.8 million, or 29.3%, to $4.4 million, as compared to $6.2 million for the first quarter of 2015. The lower operating income was primarily driven by unfavorable product mix and lower sales volume, partially offset by lower labor and manufacturing overhead costs during the first quarter of 2016, as compared to the same period of 2015. The effect of lower average silver prices also reduced operating income by approximately $0.3 million on a quarter versus prior year's quarter basis.

Tubing

For the three months ended March 31, 2016, the Tubing segment net sales decreased by $0.8 million, or 3.8%, to $20.3 million, as compared to $21.1 million for the same period in 2015. The decrease was primarily driven by lower sales of our fabricated metal tubing in the medical segment and lower sales volume of our welded carbon steel tubing products due to lower oil prices. These declines were partially offset by higher sales volume to the energy markets in Asia.

Segment operating income for the first quarter of 2016 increased by $1.1 million, or 36.7%, to $4.2 million, as compared to $3.1 million for the first quarter of 2015. Higher operating income during the first quarter of 2016 was principally due to improved gross profit margin and lower SG&A as a result of lower personnel costs, as compared to the first quarter of 2015.

Building Materials

For the three months ended March 31, 2016, the Building Materials segment net sales increased by $3.3 million, or 6.0%, to $58.3 million, as compared to $55.0 million for the same period in 2015. Higher sales were driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand from our company branded roofing products, as compared to the first quarter of 2015.

Segment operating income for the first quarter of 2016 increased by $4.1 million, or 127.4%, to $7.4 million, as compared to $3.2 million in the first quarter of 2015, reflecting higher sales volume. Gross profit margin for the three months ended March 31, 2016 was higher, as compared to the three months ended March 31, 2015, primarily due to lower manufacturing costs, reflecting the benefits of the ITW acquisition, as well as favorable overhead absorption.

Performance Materials

For the three months ended March 31, 2016, the Performance Materials segment net sales were $24.8 million, driven by fiberglass fabric sales serving the industrial fiberglass and commercial aerospace markets. Sales volume was affected by a reduction in U.S. military contracts for ballistic vests and an inventory correction throughout the aerospace supply chain. Lower global demand for electronic products is also negatively impacting revenue.

Segment operating income was $0.3 million for the first quarter of 2016, reflecting the reduced sales volume, which was partially offset by lower SG&A and manufacturing expenses resulting from cost reduction initiatives. Segment operating income also includes depreciation and amortization expense totaling $2.3 million, reflecting the fair value of acquired assets recognized at the acquisition date of JPS.

Kasco

For the three months ended March 31, 2016, the Kasco segment net sales increased by $0.7 million, or 4.6%, to $14.8 million, as compared to $14.1 million for the same period in 2015, primarily due to higher sales from its domestic route business, partially offset by the unfavorable impact of foreign currency exchange rates from its Canadian and European operations.

Segment operating income for the first quarter of 2016 increased by $0.1 million to $1.0 million, as compared to $0.9 million in the first quarter of 2015, reflecting improved gross profit margin as a result of the higher net sales and lower plant expenses, which were partially offset by increased personnel costs to support the higher sales.

Discussion of Consolidated Cash Flows

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net cash used in operating activities	$(2,239)	$(25,143)
Net cash (used in) provided by investing activities	(5,554)	114,742
Net cash provided by (used in) financing activities	5,371	(102,226)
Net change for the period	$(2,422)	$(12,627)

Operating Activities

Operating cash flows for the three months ended March 31, 2016 were $22.9 million higher, as compared to the same period in 2015, reflecting higher operating income during the 2016 period. Inventories used $5.2 million during the three month period of 2016, as compared to $8.4 million for the same period in 2015. The lower inventory usage during the first quarter of 2016 was primarily driven by effective inventory management from the Building Materials segment, as compared to the same period of 2015. Trade and other receivables used $17.4 million, as compared to $21.9 million used during the same period of 2015. The change is primarily due to a $3.1 million receivable recorded in connection with the sale of Arlon, LLC during the 2015 period, which was subsequently collected during the second quarter of 2015. Other current liabilities provided $6.4 million during the three month period of 2016, as compared to a cash outflow of $1.9 million during the first quarter of 2015, primarily driven by payments made in the first quarter of 2015 in advance of the ITW acquisition. Discontinued operations used $2.3 million in the first quarter of 2015.

Investing Activities

Investing activities used $5.6 million of cash for the three months ended March 31, 2016 and provided $114.7 million during the same period of 2015. Capital spending was $5.8 million in the 2016 period, as compared to $3.8 million in the 2015 period, reflecting expenditures made on a steel heat treating facility in the Building Materials segment during 2016. Investing activities for the three months ended March 31, 2015 included net proceeds of $152.9 million from the sale of Arlon, LLC, partially offset by acquisition costs of $27.0 million related to the ITW acquisition. The Company also invested approximately $7.4 million, including brokerage commissions, in the common stock of ModusLink during the first quarter of 2015.

Financing Activities

For the three months ended March 31, 2016, the Company's financing activities provided $5.4 million of cash. Borrowings under the Company's revolving credit facilities increased by $8.9 million during the three months ended March 31, 2016.

For the three months ended March 31, 2015, the Company's financing activities used $102.2 million of cash. Borrowings under the Company's revolving credit facilities decreased by $103.7 million during the three months ended March 31, 2015, driven by cash proceeds from the sale of Arlon, LLC.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of March 31, 2016, the Company's current assets totaled $207.3 million, its current liabilities totaled $71.5 million and its net working capital was $135.8 million, as compared to net working capital of $119.2 million as of December 31, 2015. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $13.1 million for the remainder of 2016, and $27.5 million, $32.9 million, $33.2 million, $32.0 million and $82.9 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, the Company expects to have required minimum contributions of $0.4 million for the remainder of 2016, and $6.8 million, $9.1 million, $5.6 million, $3.3 million and $9.6 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. The Company's senior credit agreement provided for an up to $365.0 million senior secured revolving credit facility. On March 23, 2016, the Company entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. As of March 31, 2016, H&H Group's availability under its senior secured revolving credit facility was $174.7 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

On April 6, 2016, the Company entered into a definitive merger agreement with SL Industries, Inc. ("SLI"), pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI’s common stock, at a purchase price of $40.00 per share in cash, or approximately $164 million in total. SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the offer is subject to certain conditions, including the tender of a number of shares that constitutes at least (1) a majority of SLI’s outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. HNH's affiliates beneficially own approximately 25.1% of SLI’s outstanding shares. The transaction is not subject to any financing contingencies, and we expect to finance the acquisition with available funds under our senior secured revolving credit facility.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of March 31, 2016, customer metal in H&H's custody consisted of 147,368 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2016, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisition of JPS on July 2, 2015. Our management excluded the operations of this business from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2015. This business represents approximately 18.8% of our total assets as of March 31, 2016, and approximately 15.4% of net sales for the three months then ended. Our management will fully integrate the operations of this business into its assessment of the effectiveness of our internal control over financial reporting in 2016.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 16 - "Commitments and Contingencies," of this report.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

2(c) - Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, 16,320 shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of shares of restricted stock previously granted to such individuals.

The following table provides information on the shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended March 31, 2016:

	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
January 1, 2016 to January 31, 2016	—	N/A	—	N/A
February 1, 2016 to February 29, 2016	—	N/A	—	N/A
March 1, 2016 to March 31, 2016	16,320	$24.22	—	N/A
	16,320		—	N/A

Item 5. - Other Information

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors.

Item 6. - Exhibits

Exhibit 10.1 Amended and Restated Management Services Agreement, dated as of February 23, 2016, by and among SPH Services, Inc., Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2016)

Exhibit 10.2 Amended and Restated Management Services Agreement, dated as of February 23, 2016, by and among SPH Services, Inc., Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed February 25, 2016)

Exhibit 10.3 Third Amendment, dated as of March 23, 2016, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 23, 2016)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

April 28, 2016