Form 10-Q
period 2016-06-30
HANDY & HARMAN LTD.
filed 2016-08-01
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of July 29, 2016 was 12,242,507.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$23,685	$23,728
Trade and other receivables - net of allowance for doubtful accounts of $2,342 and $1,451, respectively	136,586	74,375
Inventories, net	111,771	82,804
Prepaid and other current assets	7,230	9,295
Total current assets	279,272	190,202
Property, plant and equipment at cost, less accumulated depreciation	129,200	112,686
Goodwill	178,594	121,829
Other intangibles, net	121,510	43,117
Investment in associated company	10,040	20,923
Deferred income tax assets	98,561	120,149
Other non-current assets	14,460	15,767
Total assets	$831,637	$624,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$67,542	$34,466
Accrued liabilities	37,425	31,497
Accrued environmental liabilities	5,951	2,531
Short-term debt	617	742
Current portion of long-term debt	1,677	1,720
Total current liabilities	113,212	70,956
Long-term debt	260,361	97,106
Accrued pension liability	263,559	265,566
Other post-retirement benefit obligations	3,826	2,624
Deferred income tax liabilities	379	402
Other liabilities	5,555	3,479
Total liabilities	646,892	440,133
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,629 and 13,579 shares, respectively	136	136
Accumulated other comprehensive loss	(259,342)	(259,392)
Additional paid-in capital	587,234	586,693
Treasury stock, at cost - 1,375 and 1,371 shares, respectively	(34,562)	(34,454)
Accumulated deficit	(108,721)	(108,443)
Total stockholders' equity	184,745	184,540
Total liabilities and stockholders' equity	$831,637	$624,673

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2016	2015	2016	2015
Net sales	$200,880	$166,475	$361,677	$304,457
Cost of goods sold	148,918	118,299	265,998	217,903
Gross profit	51,962	48,176	95,679	86,554
Selling, general and administrative expenses	38,332	30,892	69,616	61,751
Pension expense	2,132	2,072	4,283	4,145
Asset impairment charges	7,000	—	7,000	—
Operating income	4,498	15,212	14,780	20,658
Other:
Interest expense	1,345	1,107	2,415	2,275
Realized and unrealized loss (gain) on derivatives	416	(312)	539	(105)
Other expense	99	113	244	204
Income from continuing operations before tax and equity investment	2,638	14,304	11,582	18,284
Tax provision	1,138	5,867	4,998	7,511
Loss from associated company, net of tax	2,234	2,161	6,862	1,239
(Loss) income from continuing operations, net of tax	(734)	6,276	(278)	9,534
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	565
(Loss) gain on disposal of assets, net of tax	—	(147)	—	89,373
Net (loss) income from discontinued operations	—	(147)	—	89,938
Net (loss) income	$(734)	$6,129	$(278)	$99,472
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.06)	$0.58	$(0.02)	$0.88
Discontinued operations, net of tax, per share	—	(0.01)	—	8.35
Net (loss) income per share	$(0.06)	$0.57	$(0.02)	$9.23
Weighted-average number of common shares outstanding	12,260	10,784	12,242	10,782

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net (loss) income	$(734)	$6,129	$(278)	$99,472

Other comprehensive (loss) income, net of tax:
Changes in pension liability and other post-retirement benefit obligations	—	—	(94)	2,022
Tax effect of changes in pension liability and other post-retirement benefit obligations	—	—	—	(395)
Foreign currency translation adjustments	(515)	347	(316)	(1,050)
Tax effect of changes in foreign currency translation adjustments	436	—	460	—
Other comprehensive (loss) income	(79)	347	50	577

Comprehensive (loss) income	$(813)	$6,476	$(228)	$100,049

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2015	13,579	$136	$(259,392)	$586,693	$(34,454)	$(108,443)	$184,540
Amortization, issuance and forfeitures of restricted stock grants	50	—	—	541	—	—	541
Changes in pension liability and post-retirement benefit obligations, net of tax	—	—	(94)	—	—	—	(94)
Foreign currency translation adjustments, net of tax	—	—	144	—	—	—	144
Purchases of treasury stock	—	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	—	(278)	(278)
Balance, June 30, 2016	13,629	$136	$(259,342)	$587,234	$(34,562)	$(108,721)	$184,745

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net (loss) income	$(278)	$99,472
Net income from discontinued operations	—	(89,938)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,350	6,650
Non-cash stock-based compensation	931	2,051
Non-cash loss from investment in associated company, net of tax	6,862	1,239
Amortization of debt issuance costs	550	552
Deferred income taxes	3,623	5,735
Gain from asset dispositions	(337)	(140)
Asset impairment charges	7,858	—
Non-cash loss (gain) from derivatives	133	(205)
Reclassification of net cash settlements on precious metal contracts to investing activities	406	100
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(29,034)	(30,949)
Inventories	(3,572)	(6,324)
Prepaid and other current assets	2,728	1,120
Other current liabilities	12,405	1,520
Other items, net	(364)	(137)
Net cash provided by (used in) continuing operations	14,261	(9,254)
Net cash used in discontinued operations	—	(2,266)
Net cash provided by (used in) operating activities	14,261	(11,520)
Cash flows from investing activities:
Additions to property, plant and equipment	(9,673)	(6,979)
Net cash settlements on precious metal contracts	(406)	(100)
Acquisitions, net of cash acquired	(157,000)	(27,440)
Proceeds from sale of assets	1,659	181
Investments in associated company	—	(7,607)
Proceeds from sale of discontinued operations	—	152,889
Net cash used in investing activities of discontinued operations	—	(75)
Net cash (used in) provided by investing activities	(165,420)	110,869

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Net revolver borrowings (repayments)	153,967	(111,475)
Net (repayments) borrowings on loans - foreign	(161)	268
Repayments of term loans - domestic	(232)	(176)
Deferred finance charges	(345)	(328)
Net change in overdrafts	(2,027)	(450)
Purchases of treasury stock	(108)	—
Other financing activities	61	9
Net cash provided by (used in) financing activities	151,155	(112,152)
Net change for the period	(4)	(12,803)
Effect of exchange rate changes on cash and cash equivalents	(39)	(98)
Cash and cash equivalents at beginning of period	23,728	31,649
Cash and cash equivalents at end of period	$23,685	$18,748

Cash paid during the period for:
Interest	$1,664	$1,686
Taxes	$3,019	$2,881

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC ("Bairnco"), formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the statement of operations or disclosed in the notes. This new guidance is effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur in 2016 and thereafter.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

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

HNH Acquisition LLC, a Delaware limited liability company, which was the surviving entity in the merger and was renamed JPS Industries Holdings LLC.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,126
Prepaid and other current assets	4,961
Property, plant and equipment	45,384
Goodwill	32,162
Other intangibles	9,120
Deferred income tax assets	19,788
Other non-current assets	3,112
Total assets acquired	162,876
Trade payables	(10,674)
Accrued liabilities	(5,838)
Long-term debt	(1,500)
Accrued pension liability	(30,367)
Other liabilities	(4)
Net assets acquired	$114,493

The goodwill of $32.2 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. All of the goodwill is assigned to the Company's Performance Materials segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.3 million, customer relationships of $3.1 million and unpatented technology of $1.7 million. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships JPS has with its existing customer base. The valuations of acquired trade names and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the three months ended June 30, 2016 were approximately $26.2 million and $7.3 million, including $7.9 million of asset impairment charges, which are further discussed in Note 5 - "Asset Impairment Charges." The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the six months ended June 30, 2016 were approximately $51.0 million and $6.9 million. The results of operations of the acquired business are reported within the Company's Performance Materials segment, which is currently comprised solely of the operations of JPS.

SLI Acquisition

On April 6, 2016, the Company entered into a definitive merger agreement with SL Industries, Inc. ("SLI"), pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares.

On June 1, 2016, the conditions noted above, as well as all other conditions to the Offer were satisfied, and the Company successfully completed its tender offer through a wholly owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly owned subsidiary of the Company.

The aggregate consideration paid by the Company in the Offer and SLI Merger was approximately $162.0 million, excluding related transaction fees and expenses. All of the funds necessary to consummate the Offer, the Merger and to pay related fees and expenses were financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Cash and cash equivalents	$4,985
Trade and other receivables	32,544
Inventories	26,257
Prepaid and other current assets	8,455
Property, plant and equipment	23,120
Goodwill	56,934
Other intangibles	81,306
Other non-current assets	825
Total assets acquired	234,426
Trade payables	(18,440)
Accrued liabilities	(16,407)
Deferred income tax liabilities	(22,461)
Long-term debt	(9,500)
Other liabilities	(5,633)
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $56.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. All of the goodwill is assigned to the Company's Electrical Products segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $13.3 million, customer relationships of $58.7 million, and patented and unpatented technology of $9.2 million. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names and patented and unpatented technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the patented and unpatented technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the consolidated statements of operations for both the three and six months ended June 30, 2016 were approximately $11.8 million and $3.3 million. The operating loss includes $1.9 million of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in selling, general and administrative expenses in the 2016 consolidated statements of operations. The results of operations of the acquired business are reported within the Company's Electrical Products segment, which is currently comprised solely of the operations of SLI.

Pro Forma Disclosures

Unaudited pro forma net sales and income from continuing operations, net of tax, of the combined entities had the acquisition dates for the JPS and SLI acquisitions been January 1, 2014 and January 1, 2015, respectively, are as follows:

	Six Months Ended June 30,
(in thousands, except per share)	2016	2015
Net sales	$445,298	$484,959
Income from continuing operations, net of tax	$1,784	$9,570
Income from continuing operations, net of tax, per share	$0.15	$0.78
Weighted-average number of common shares outstanding	12,242	12,211

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the JPS and SLI acquisitions taken place on January 1, 2014 and January 1, 2015, respectively. The information for the six months ended June 30, 2016 and 2015 is based on historical financial information with respect to the acquisition and does not include operational or other changes which might have been effected by the Company. The supplemental unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, as well as incremental interest expense on the borrowings made to finance the acquisitions, and to exclude a total of $4.1 million and $5.2 million of acquisition-related costs incurred by both the Company and JPS and SLI during the six months ended June 30, 2016 and 2015, respectively. The 2016 supplemental unaudited pro forma earnings reflect adjustments to exclude $1.0 million of nonrecurring expense related to the amortization of the fair value adjustment to acquisition-date inventories, as well as $1.9 million in expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings were adjusted to include both the fair value adjustment to acquisition-date inventories and the expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards.

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

The net (loss) income from discontinued operations includes the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands)	2015	2015
Net sales	$—	$5,952
Operating income	—	920
Other income	—	10
Tax provision	—	365
Income from discontinued operations, net of tax	—	565
(Loss) gain on disposal of assets	(38)	93,416
Tax provision	109	4,043
(Loss) gain on disposal of assets, net of tax	(147)	89,373
Net (loss) income from discontinued operations	$(147)	$89,938

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC's net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC in 2015 was 4.3%.

Note 5 – Asset Impairment Charges

In connection with our continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016. The Company notified employees of such closure in July 2016 and currently expects that closure of the facility will be completed by December 31, 2016. For the three months ended June 30, 2016, the

Company recorded impairment charges totaling $7.9 million, including write-downs of $6.6 million to property, plant, and equipment and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations.

Note 6 – Inventories

Inventories, net at June 30, 2016 and December 31, 2015 were comprised of:

	June 30,	December 31,
(in thousands)	2016	2015
Finished products	$33,630	$31,355
In-process	26,902	19,873
Raw materials	33,731	18,451
Fine and fabricated precious metals in various stages of completion	18,798	13,155
	113,061	82,834
LIFO reserve	(1,290)	(30)
Total	$111,771	$82,804

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheet. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of June 30, 2016, customer metal in H&H's custody consisted of 135,796 ounces of silver, 531 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
(in thousands, except per ounce)	2016	2015
Precious metals stated at LIFO cost	$4,969	$3,506
Precious metals stated under non-LIFO cost methods, primarily at fair value	$12,539	$9,619
Market value per ounce:
Silver	$17.82	$13.86
Gold	$1,315.50	$1,062.25
Palladium	$548.00	$547.00

Note 7 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2016 were as follows (in thousands):

Segment	Balance at January 1, 2016	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at June 30, 2016	Accumulated Impairment Losses
Joining Materials	$16,210	$5	$—	$—	$16,215	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388
Performance Materials	32,336	—	—	(174)	32,162	—
Electrical Products	—	—	56,934	—	56,934	—
Total	$121,829	$5	$56,934	$(174)	$178,594	$—

Other intangible assets, net at June 30, 2016 and December 31, 2015 consisted of:

(in thousands)	June 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$93,467	$(12,179)	$81,288	$35,077	$(10,702)	$24,375
Trademarks, trade names and brand names	25,999	(3,197)	22,802	12,739	(2,649)	10,090
Patents and patent applications	14,918	(2,822)	12,096	5,591	(2,591)	3,000
Non-compete agreements	774	(729)	45	774	(714)	60
Other	7,396	(2,117)	5,279	7,331	(1,739)	5,592
Total	$142,554	$(21,044)	$121,510	$61,512	$(18,395)	$43,117

Other intangible assets at cost as of June 30, 2016 include $81.3 million in intangible assets, primarily trade names, customer relationships, and patented and unpatented technology, associated with the SLI acquisition. These balances are subject to adjustment during the finalization of the purchase price allocation for the SLI acquisition.

Amortization expense totaled $1.6 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $2.8 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the Company's JPS and SLI acquisitions. Future amortization expense of the intangible assets acquired in the SLI acquisition is expected to total $5.2 million for the remainder of 2016, $9.1 million, $8.0 million, $7.2 million, $6.5 million, and $44.7 million in 2017, 2018, 2019, 2020, and thereafter, respectively.

Note 8 – Investments

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheets. The Company carries its ModusLink investment on the consolidated balance sheets at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of the common stock of ModusLink at both June 30, 2016 and December 31, 2015, and the value of this investment decreased from $20.9 million at December 31, 2015 to $10.0 million at June 30, 2016 due entirely to a decrease in the share price of ModusLink's common stock.

As of June 30, 2016, SPLP and its associated companies, which include the Company, owned a combined total of 16,476,730 ModusLink common shares, which represented approximately 31.3% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended April 30, 2016, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	April 30,	July 31,
(in thousands)	2016	2015
Current assets	$364,320	$413,642
Non-current assets	$32,606	$32,860
Current liabilities	$198,687	$211,353
Non-current liabilities	$94,340	$90,548
Stockholders' equity	$103,899	$144,601

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2016	2015	2016	2015
Net revenue	$96,460	$106,234	$216,426	$254,544
Gross profit	$2,174	$9,012	$5,829	$25,606
Loss from continuing operations	$(12,849)	$(12,106)	$(26,797)	$(13,662)
Net loss	$(12,849)	$(12,106)	$(26,797)	$(13,662)

Note 9 – Debt

Debt at June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
(in thousands)	2016	2015
Short-term debt
Foreign	$617	$742
Long-term debt
Revolving facilities	254,081	90,613
Other H&H debt - domestic	6,707	6,936
Foreign loan facilities	1,250	1,277
Sub total	262,038	98,826
Less portion due within one year	1,677	1,720
Total long-term debt	260,361	97,106
Total debt	$262,655	$99,568

Senior Credit Facilities

The Company's amended and restated senior credit agreement ("Senior Credit Facility") provided for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. On March 23, 2016, the Company entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (1.75% and 0.75%, respectively, for LIBOR and Base Rate borrowings at June 30, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 2.24% at June 30, 2016. H&H Group's availability under the Senior Credit Facility was $92.5 million as of June 30, 2016.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total

Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at June 30, 2016.

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

Note 10 – Derivative Instruments

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

As of June 30, 2016, the Company had the following outstanding forward contracts with settlement dates through July 2016. There were no futures contracts outstanding at June 30, 2016.

			Notional Value
Commodity	Amount		($ in millions)
Silver	727,562	ounces	$12.6
Gold	1,000	ounces	$1.3
Copper	325,000	pounds	$0.7
Tin	30	metric tons	$0.5

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 587,562 ounces of silver and substantially all of the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all of the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated statements of operations. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

Debt Agreements

H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 9 - "Debt" for further discussion of the terms of these arrangements. These derivatives were not designated as accounting hedges under U.S. GAAP; they were accounted for as derivatives with no hedge designation. The Company recorded the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated statements of operations as the hedges were intended to offset interest rate movements. The agreements expired in February 2016.

Effect of Derivative Instruments in the Consolidated Statements of Operations - Income/(Expense)

(in thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative	Statement of Operations Line	2016	2015	2016	2015
Commodity contracts	Cost of goods sold	$(1,403)	$893	$(2,381)	$(21)
	Total derivatives designated as hedging instruments	(1,403)	893	(2,381)	(21)
Commodity contracts	Cost of goods sold	(70)	131	(95)	278
Commodity contracts	Realized and unrealized (loss) gain on derivatives	(416)	312	(539)	105
Interest rate swap agreements	Interest expense	—	(18)	—	(63)
	Total derivatives not designated as hedging instruments	(486)	425	(634)	320
	Total derivatives	$(1,889)	$1,318	$(3,015)	$299

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		June 30,	December 31,
Derivative	Balance Sheet Location	2016	2015
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	$(222)	$197
	Total derivatives designated as hedging instruments	(222)	197
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	(117)	18
Interest rate swap agreements	Other liabilities	—	(30)
	Total derivatives not designated as hedging instruments	(117)	(12)
	Total derivatives	$(339)	$185

Note 11 – Pension and Other Post-Retirement Benefits

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS sponsors a defined benefit pension plan, which was assumed in connection with the acquisition of JPS on July 2, 2015. The following table presents the components of net periodic pension expense for the Company's pension plans for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Service cost	$(14)	$—	$—	$—
Interest cost	4,585	4,760	9,373	9,520
Expected return on plan assets	(5,769)	(5,518)	(11,750)	(11,035)
Amortization of actuarial loss	3,330	2,830	6,660	5,660
Total	$2,132	$2,072	$4,283	$4,145

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

The Company expects to have required minimum pension contributions of $10.2 million for the remainder of 2016, and $34.8 million, $41.6 million, $38.9 million, $35.4 million and $96.3 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.5 million and $0.4 million for the three months ended June 30, 2016 and 2015, respectively, and $1.0 million and $0.9 million for the six months ended June 30, 2016 and 2015, respectively.

Note 12 – Stockholders' Equity

Common Stock Repurchase Program

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors. As of June 30, 2016, the Company has repurchased 4,086 shares for a total purchase price of approximately $0.1 million under the 2016 repurchase program.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2015	$(3,577)	$(255,815)	$(259,392)
Current period income (loss)	144	(94)	50
Balance at June 30, 2016	$(3,433)	$(255,909)	$(259,342)

Note 13 – Stock-Based Compensation

During the six months ended June 30, 2016, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 72,942 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2016 vest in approximately equal annual installments over a three year period from the grant date. The restricted stock grants to the Company's non-employee directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity under the 2007 Plan was as follows for the six months ended June 30, 2016:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2016	575,131	825,275	1,400,406
Granted	60,670	12,272	72,942
Forfeited	(6,981)	—	(6,981)
Reduced for income tax obligations	(16,320)	—	(16,320)
Balance, June 30, 2016	612,500	837,547	1,450,047

Vested	533,874	825,275	1,359,149
Non-vested	78,626	12,272	90,898

The Company recognized compensation expense related to restricted shares of $0.3 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $2.1 million for the six months ended June 30, 2016 and 2015, respectively. Unearned compensation expense related to restricted shares at June 30, 2016 is $1.6 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

As of December 31, 2015, 13,000 stock options to purchase HNH shares at an exercise price of $90.00 per share were outstanding under the 2007 Plan. During the six months ended June 30, 2016, all of these stock options expired unexercised.

On May 26, 2016, the Company's stockholders approved the adoption of the Company's 2016 Equity Incentive Award Plan ("2016 Plan"). The 2016 Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2016 Plan replaces the 2007 Plan, and no further awards will be granted under the 2007 Plan. The 2016 Plan allows for issuance of up to 1,000,000 shares of common stock, plus the remaining 624,953 shares of HNH common stock previously available for issuance under the 2007 Plan. As of June 30, 2016, no awards had been granted under the 2016 Plan.

Note 14 – Income Taxes

For the three months ended June 30, 2016 and 2015, tax provisions from continuing operations of $1.1 million and $5.9 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2016 and 2015 were 43.1% and 41.0%, respectively. For the six months ended June 30, 2016 and 2015, tax provisions from continuing operations of $5.0 million and $7.5 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2016 and 2015 were 43.2% and 41.1%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

As of December 31, 2015, the Company had U.S. federal income tax net operating loss carryforwards ("NOLs") of $71.3 million. Included in this amount are approximately $47.0 million of U.S. federal NOLs resulting from the JPS acquisition, which are subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. The Company currently expects that its U.S. federal NOLs, excluding amounts attributable to the JPS acquisition, will become fully utilized by the end of 2016.

Note 15 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2016	2015	2016	2015
(Loss) income from continuing operations, net of tax	$(734)	$6,276	$(278)	$9,534
Weighted-average number of common shares outstanding	12,260	10,784	12,242	10,782
(Loss) income from continuing operations, net of tax, per share	$(0.06)	$0.58	$(0.02)	$0.88
Net (loss) income from discontinued operations	$—	$(147)	$—	$89,938
Weighted-average number of common shares outstanding	12,260	10,784	12,242	10,782
Discontinued operations, net of tax, per share	$—	$(0.01)	$—	$8.35
Net (loss) income	$(734)	$6,129	$(278)	$99,472
Weighted-average number of common shares outstanding	12,260	10,784	12,242	10,782
Net (loss) income per share	$(0.06)	$0.57	$(0.02)	$9.23

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the six months ended June 30, 2016 and 2015, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of June 30, 2016, no stock options remain outstanding.

Note 16 – Fair Value Measurements

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

The precious metal and commodity inventories associated with the Company's fair value hedges (see Note 10 - "Derivative Instruments") are reported at fair value. Fair values of these inventories are based on quoted market prices on commodity exchanges and are considered Level 1 measurements. The derivative instruments that the Company purchases in connection with its precious metal and commodity inventories, specifically commodity futures and forward contracts, are also valued at fair value. The futures contracts are Level 1 measurements since they are traded on a commodity exchange. The forward contracts are entered into with a counterparty and are considered Level 2 measurements.

The Company's interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015:

	Asset (Liability) as of June 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$10,040	$10,040	$—	$—
Precious metal and commodity inventories recorded at fair value	$12,875	$12,875	$—	$—
Commodity contracts on precious metal and commodity inventories	$(339)	$—	$(339)	$—

	Asset (Liability) as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$20,923	$20,923	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,380	$10,380	$—	$—
Commodity contracts on precious metal and commodity inventories	$215	$—	$215	$—
Interest rate swap agreements	$(30)	$—	$(30)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6.3 million as of June 30, 2016, are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statements of operations.

Note 17 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company recorded current liabilities of approximately $6.0 million and non-current liabilities of approximately $1.4 million related to estimated environmental remediation costs as of June 30, 2016. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the six months ended June 30, 2015, the Company recorded an insurance reimbursement of $1.2 million for previously incurred remediation costs. No similar reimbursements were recorded during the six months ended June 30, 2016.

Included among these liabilities, certain H&H Group subsidiaries have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, the subsidiaries are unable to reasonably estimate the ultimate cost of compliance with such laws.

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

The sites where certain H&H Group subsidiaries have environmental liabilities include the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former H&H manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan will be submitted in the third quarter of 2016 to the CTDEEP for review and approval. That work is expected to start in in the fourth quarter of 2016 and is estimated to cost $0.2 million. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H, all after having the first $1.0 million paid by the former owner/operator. As of June 30, 2016, total investigation and remediation costs of approximately $6.5 million and $1.8 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM has been complying with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in the third quarter of 2015. HHEM expects to submit a follow-up response report to the MADEP in the third quarter of 2016. The cost of the follow up response report and subsequent decommissioning, and any additional costs that could result from the final review of the closure report by the MADEP, are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the United States Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. The Company agreed to perform remediation, which is substantially complete, and also to pay a fixed sum for the EPA's past costs. The fixed sum was to be paid in installments, and the final payment of $2.1 million is due to be made in the second quarter of 2017. In December 2012, the Company received a demand letter from the office of the Deputy Attorney General of New Jersey ("NJ"). The demand is for $1.3 million for past and future cleanup costs and $0.5 million for natural resource damages for a total demand of $1.8 million. SLI has made a counter-offer to NJ in the amount of $0.3 million, which has been reserved for, and anticipates entering into discussions to address NJ's claims. The final scope and cost of those claims cannot be estimated at this time but is not expected to be outside a range of $0.3 million to $1.8 million.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the third quarter of 2016, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be implemented during the third quarter of 2016 with post-remediation rebound testing and slab removal to be conducted in the second quarter of 2017. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product, into the groundwater at the down gradient property boundary, to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full scale groundwater remedy design. A full scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1.4 million has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, still remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. The Company's consultants have developed cost estimates for supplemental remedial injections, soil excavation and additional tests and remedial activities. The LSRP has initiated the preparation of a Remedial Investigation Report which was sent to the NJDEP in May 2016, and has negotiated off-site access to the adjacent property and installed monitoring wells. Results of the initial samples detected COC's above NJDEP standards. There can no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

Other Litigation

In the ordinary course of our business, we are subject to other periodic lawsuits, investigations, claims and proceedings, including, but not limited to, contractual disputes, employment, environmental, health and safety matters, as well as claims associated with our historical acquisitions and divestitures. There is insurance coverage available for many of the foregoing actions. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations, claims and proceedings asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows, results of operations or liquidity.

Note 18 – Related Party Transactions

As of June 30, 2016, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 69.9% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara Jr., as Director, Douglas B. Woodworth, as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and William T. Fejes, Jr. and Jeffrey A. Svoboda as co-President and Chief Executive Officer of H&H Group.

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

During the three months ended June 30, 2016 and 2015, the Company reimbursed SPH Services and its affiliates approximately $0.6 million and $0.2 million, respectively, for business expenses incurred on its behalf pursuant to the management services agreements. Such reimbursements totaled approximately $0.8 million and $0.2 million, respectively, during the six months ended June 30, 2016 and 2015.

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

Note 19 – Reportable Segments

HNH is a diversified holding company whose strategic business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products and Kasco. For a more complete description of the Company's segments, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - The Company."

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

The following table presents information about the Company's reportable segments for the three and six months ended June 30, 2016 and 2015:

Statement of Operations Data	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2016	2015	2016	2015
Net sales:
Joining Materials	$46,323	$50,941	$88,994	$98,735
Tubing	20,053	20,870	40,323	41,949
Building Materials	81,434	79,378	139,736	134,365
Performance Materials	26,200	—	50,983	—
Electrical Products	11,794	—	11,794	—
Kasco	15,076	15,286	29,847	29,408
Total net sales	$200,880	$166,475	$361,677	$304,457
Segment operating income (loss):
Joining Materials	$6,127	$5,594	$10,542	$11,841
Tubing	3,558	3,346	7,769	6,426
Building Materials	11,604	12,025	18,957	15,258
Performance Materials	(7,258)	—	(6,965)	—
Electrical Products	(3,263)	—	(3,263)	—
Kasco	565	836	1,545	1,699
Total segment operating income	11,333	21,801	28,585	35,224
Unallocated corporate expenses and non-operating units	(4,876)	(4,602)	(9,859)	(10,561)
Unallocated pension expense	(2,132)	(2,072)	(4,283)	(4,145)
Gain from asset dispositions	173	85	337	140
Operating income	4,498	15,212	14,780	20,658
Interest expense	(1,345)	(1,107)	(2,415)	(2,275)
Realized and unrealized (loss) gain on derivatives	(416)	312	(539)	105
Other expense	(99)	(113)	(244)	(204)
Income from continuing operations before tax and equity investment	$2,638	$14,304	$11,582	$18,284

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all of its subsidiaries.

The Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value added" of processing and fabricating and not from the direct purchase and resale of precious metals. The Joining Materials segment enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves.

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

The Building Materials segment manufactures and supplies products primarily to the commercial construction and building industries. It manufactures fasteners and fastening systems for the U.S. commercial low-slope roofing industry, which are sold to building and roofing material wholesalers, roofing contractors and private label roofing system manufacturers, and a line of engineered specialty fasteners for the building products industry for fastening applications in the remodeling and construction of homes, decking and landscaping. We believe that our primary business unit in the Building Materials segment is the market leader in fasteners and accessories for commercial low-slope roofing applications and that the majority of the net sales for the segment are for the commercial construction repair and replacement market. The results of the Building Materials segment include the operations of ITW Polymers Sealants North America Inc. ("ITW") from its acquisition on March 31, 2015.

The Performance Materials segment manufactures sheet and mechanically formed glass and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, filtration and insulation products, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications. The Performance Materials segment is currently comprised solely of the operations of JPS Industries, Inc. ("JPS"), which was acquired on July 2, 2015.

The Electrical Products segment designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The Electrical Products segment is currently comprised solely of the operations of SL Industries, Inc. ("SLI"), which was acquired on June 1, 2016.

The Kasco segment provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. Kasco also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

The Company's consolidated operating results for the three and six months ended June 30, 2016 and 2015 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net sales	$200,880	$166,475	$361,677	$304,457
Gross profit	51,962	48,176	95,679	86,554
Gross profit margin	25.9%	28.9%	26.5%	28.4%
Selling, general and administrative expenses	38,332	30,892	69,616	61,751
Pension expense	2,132	2,072	4,283	4,145
Asset impairment charges	7,000	—	7,000	—
Operating income	4,498	15,212	14,780	20,658
Other:
Interest expense	1,345	1,107	2,415	2,275
Realized and unrealized loss (gain) on derivatives	416	(312)	539	(105)
Other expense	99	113	244	204
Income from continuing operations before tax and equity investment	2,638	14,304	11,582	18,284
Tax provision	1,138	5,867	4,998	7,511
Loss from associated company, net of tax	2,234	2,161	6,862	1,239
(Loss) income from continuing operations, net of tax	$(734)	$6,276	$(278)	$9,534

Net Sales

Net sales for the three months ended June 30, 2016 increased by $34.4 million, or 20.7%, to $200.9 million, as compared to $166.5 million for the same period in 2015. The change in net sales reflects approximately $38.0 million in incremental sales associated with the JPS and SLI acquisitions. Excluding the impact of these acquisitions, our value added sales, defined as net sales less revenue from the direct purchase and resale of precious metals, decreased by approximately $3.6 million due primarily to lower volume from the Joining Materials segment, partially offset by growth from the Building Materials segment.

Net sales for the six months ended June 30, 2016 increased by $57.2 million, or 18.8%, to $361.7 million, as compared to $304.5 million for the same period in 2015. The change in net sales reflects approximately $62.8 million in incremental sales associated with the JPS and SLI acquisitions, which was partially offset by a reduction of approximately $2.1 million in net sales due to lower average silver prices. Excluding the impact of the JPS and SLI acquisitions, our value added sales decreased by approximately $3.5 million due primarily to lower volume from the Joining Materials segment, partially offset by growth from the Building Materials segment. The average silver market price was approximately $15.86 per troy ounce during the first half of 2016, as compared to $16.58 per troy ounce in the same period in 2015.

Gross Profit

Gross profit for the three months ended June 30, 2016 increased to $52.0 million, as compared to $48.2 million for the same period in 2015, and as a percentage of net sales, decreased to 25.9%, as compared to 28.9% in the second quarter last year. The change in gross profit was primarily driven by approximately $3.9 million incremental gross profit associated with the JPS and SLI acquisitions. Lower gross profit as a percentage of net sales during the second quarter of 2016 was primarily due to higher duties on masonry anchors imported from Asia in the Building Materials segment and the amortization of the fair value adjustment to acquisition-date inventories associated with the SLI acquisition in the Electrical Products segment. Gross profit during the 2016 period was also unfavorably impacted by a $0.9 million inventory write-down related to the closure of JPS' Slater, South Carolina operating facility discussed further below.

Gross profit for the six months ended June 30, 2016 increased to $95.7 million, as compared to $86.6 million for the same period in 2015, and as a percentage of net sales, decreased to 26.5%, as compared to 28.4% in the same period of last year. The change in gross profit reflects approximately $6.1 million incremental gross profit associated with the JPS and SLI acquisitions, as well as a net increase from core growth of approximately $3.4 million driven by higher gross profit from the Building Materials segment due principally to the ITW acquisition. These increases were partially offset by a reduction of approximately $0.3 million in gross profit due to lower average silver prices. Lower gross profit as a percentage of net sales during the six month period of 2016 reflects JPS's current gross profit margin prior to its restructuring activities discussed below, higher duties on masonry anchors imported from Asia in the Building Materials segment, as well as the amortization of the fair value adjustment to acquisition-date inventories associated with the SLI acquisition in the Electrical Products segment. Gross profit during the 2016 period was also unfavorably impacted by a $0.9 million inventory write-down related to the closure of JPS' Slater, South Carolina operating facility discussed further below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2016 were $38.3 million, as compared to $30.9 million for the same period a year ago. Higher SG&A in the second quarter of 2016 was primarily driven by the impact of the JPS and SLI acquisitions, as compared to the same period of 2015.

SG&A for the six months ended June 30, 2016 was $69.6 million, as compared to $61.8 million for the same period a year ago. SG&A from the JPS and SLI acquisitions were approximately $9.3 million for the six months ended June 30, 2016. Excluding the impact of the JPS and SLI acquisitions, the lower SG&A in the 2016 period was primarily driven by lower benefit and stock-based compensation charges, partially offset by the recording of an insurance reimbursement of $1.2 million for previously incurred environmental remediation costs for the same period of 2015.

Pension Expense

Non-cash pension expense was $2.1 million and $4.3 million for the three and six months ended June 30, 2016, respectively, which were $0.1 million higher than both the three and six months ended June 30, 2015. We currently expect pension expense to be approximately $8.6 million in 2016, as compared to $7.5 million in 2015, due to the fact that the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2015, partially offset by incremental income expected from JPS' pension plan. Forecast pension expense in 2016 is also favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense is determined; specifically, to utilize the "spot rate approach," which provides a more precise measurement of interest cost. The estimated impact of this change is to reduce forecast annual pension expense in 2016 by approximately $4.8 million.

Asset Impairment Charges

In connection with our continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016. For the three months ended June 30, 2016, the Company recorded impairment charges totaling $7.9 million in the Performance Materials segment, including write-downs of $6.6 million to property, plant, and equipment and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations.

Interest Expense

Interest expense for the three and six months ended June 30, 2016 was $1.3 million and $2.4 million, respectively, as compared to $1.1 million and $2.3 million for the three and six months ended June 30, 2015. The higher interest expense for both the three and six months ended June 30, 2016 was primarily due to higher borrowing levels to finance the JPS and SLI acquisitions.

Realized and Unrealized Loss (Gain) on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

Tax Provision

For the three months ended June 30, 2016 and 2015, tax provisions from continuing operations of $1.1 million and $5.9 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2016 and 2015 were 43.1% and 41.0%, respectively. For the six months ended June 30, 2016 and 2015, tax provisions from continuing operations of $5.0 million and $7.5 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2016 and 2015 were 43.2% and 41.1%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income, as well as changes in estimates associated with our projected annual state tax expense.

Loss from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the losses recorded during the three and six months ended June 30, 2016 and 2015 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and six months ended June 30, 2016 and 2015 are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2016	2015	Change	2016	2015	Change
Net sales:
Joining Materials	$46,323	$50,941	(9.1)%	$88,994	$98,735	(9.9)%
Tubing	20,053	20,870	(3.9)%	40,323	41,949	(3.9)%
Building Materials	81,434	79,378	2.6%	139,736	134,365	4.0%
Performance Materials	26,200	—	N/A	50,983	—	N/A
Electrical Products	11,794	—	N/A	11,794	—	N/A
Kasco	15,076	15,286	(1.4)%	29,847	29,408	1.5%
Total net sales	$200,880	$166,475	20.7%	$361,677	$304,457	18.8%
Segment operating income (loss):
Joining Materials	$6,127	$5,594	9.5%	$10,542	$11,841	(11.0)%
Tubing	3,558	3,346	6.3%	7,769	6,426	20.9%
Building Materials	11,604	12,025	(3.5)%	18,957	15,258	24.2%
Performance Materials	(7,258)	—	N/A	(6,965)	—	N/A
Electrical Products	(3,263)	—	N/A	(3,263)	—	N/A
Kasco	565	836	(32.4)%	1,545	1,699	(9.1)%
Total segment operating income	$11,333	$21,801	(48.0)%	$28,585	$35,224	(18.8)%

Joining Materials

For the three months ended June 30, 2016, the Joining Materials segment net sales decreased by $4.6 million, or 9.1%, to $46.3 million, as compared to net sales of $50.9 million for the same period in 2015. The change in net sales was principally due to lower volume, primarily due to reduced demand from the electrical and oil and gas markets.

Segment operating income for the second quarter of 2016 increased by $0.5 million, or 9.5%, to $6.1 million, as compared to $5.6 million for the second quarter of 2015. The higher operating income was primarily driven by cost reduction initiatives, which reduced manufacturing overhead costs and SG&A, partially offset by the lower sales volume during the second quarter of 2016, as compared to the same period of 2015.

For the six months ended June 30, 2016, the Joining Materials segment net sales decreased by $9.7 million, or 9.9%, to $89.0 million, as compared to net sales of $98.7 million for the same period in 2015. The change in net sales is due to both lower precious metal prices and volume, including a reduction of approximately $2.1 million in net sales due to a $0.72 per troy ounce decline in the average market price of silver, as well as lower sales volume in North America, primarily due to reduced demand from the electrical and oil and gas markets.

Segment operating income for the six months ended June 30, 2016 decreased by $1.3 million to $10.5 million, as compared to $11.8 million for the same period of 2015. Lower operating income during the 2016 period was primarily driven by lower sales volume, partially offset by favorable impact of cost reduction initiatives, which reduced manufacturing overhead costs, and lower SG&A. The effect of lower average silver prices also reduced operating income by approximately $0.3 million on a year-to-date versus prior year's year-to-date basis.

Tubing

For the three months ended June 30, 2016, the Tubing segment net sales decreased by $0.8 million, or 3.9%, to $20.1 million, as compared to $20.9 million for the same period in 2015. The change in net sales was primarily due to lower sales of our fabricated metal tubing to the medical industry.

Segment operating income for the second quarter of 2016 increased by $0.2 million, or 6.3%, to $3.6 million, as compared to $3.3 million for the second quarter of 2015. The increase in operating income was primarily driven by improved gross profit margin as a result of favorable product mix and increased production efficiencies, as compared to the second quarter of 2015.

For the six months ended June 30, 2016, the Tubing segment net sales decreased by $1.6 million, or 3.9%, to $40.3 million, as compared to $41.9 million for the same period in 2015. The change in net sales was primarily due to lower sales of our fabricated metal tubing to the medical industry and lower sales volume of our seamless and welded carbon steel tubing products due to lower oil prices. These declines were partially offset by higher sales volume to the energy markets in Asia.

Segment operating income for the six months ended June 30, 2016 increased by $1.3 million, or 20.9%, to $7.8 million, as compared to $6.4 million for the same period of 2015. The increase in operating income was principally due to improved gross profit margin as a result of favorable product mix and increased production efficiencies, as well as reduced SG&A as a result of lower personnel costs, as compared to the same period of 2015.

Building Materials

For the three months ended June 30, 2016, the Building Materials segment net sales increased by $2.1 million, or 2.6%, to $81.4 million, as compared to $79.4 million for the second quarter of 2015, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label and roof edge roofing products, as compared to the second quarter of 2015.

Segment operating income for the second quarter of 2016 decreased by $0.4 million, or 3.5%, to $11.6 million, as compared to $12.0 million for the second quarter of 2015. The decrease in operating income was primarily driven by lower gross profit due to higher duties on masonry anchors imported from Asia, partially offset by higher sales volume, as compared to the second quarter of 2015.

For the six months ended June 30, 2016, the Building Materials segment net sales increased by $5.4 million, or 4.0%, to $139.7 million, as compared to $134.4 million for the same period of 2015, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label and roof edge roofing products, as compared to the same period of 2015.

Segment operating income for the six months ended June 30, 2016 increased by $3.7 million, or 24.2%, to $19.0 million, as compared to $15.3 million for the same period of 2015. The increase in operating income was primarily due to lower manufacturing costs, reflecting the benefits of the ITW acquisition, partially offset by higher duties on masonry anchors imported from Asia, as compared to the same period of 2015.

Performance Materials

For the three and six months ended June 30, 2016, the Performance Materials segment net sales were $26.2 million and $51.0 million, respectively, driven by fiberglass fabric sales serving the industrial fiberglass, aerospace and military markets. Sales volume was affected by a reduction in U.S. military contracts for ballistic vests and an inventory correction throughout the commercial aerospace supply chain. Lower global demand for electronic products is also negatively impacting revenue.

Segment operating loss was $7.3 million for the second quarter of 2016 and $7.0 million for the six months ended June 30, 2016, reflecting $7.9 million of non-cash asset impairment charges associated with the Company's continued integration of JPS. Operating income was also negatively impacted by reduced sales volume, which was partially offset by lower SG&A and manufacturing expenses resulting from cost reduction initiatives during 2016.

Electrical Products

As indicated above, the Electrical Products segment is currently comprised solely of the operations of SLI, which was acquired on June 1, 2016.

For the three months ended June 30, 2016, the Electrical Products segment net sales were $11.8 million, driven by medical, industrial, military and commercial aerospace product line sales. Overall demand has decreased in 2016, as compared to 2015, reflecting a decline in the oil and gas markets, partially offset by demand for our medical and industrial products.

Segment operating loss for the second quarter of 2016 was $3.3 million, primarily due to nonrecurring expenses recorded during the quarter associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, as well as due to the amortization of the fair value adjustment to acquisition-date inventories.

Kasco

For the three months ended June 30, 2016, the Kasco segment net sales decreased by $0.2 million, or 1.4%, to $15.1 million, as compared to $15.3 million for the same period in 2015, primarily due to reduced international shipments as a result of the strength of the U.S. dollar against other currencies.

Segment operating income for the second quarter of 2016 decreased by $0.3 million to $0.6 million, as compared to $0.8 million in the second quarter of 2015, reflecting lower gross profit as a result of the lower net sales, and increased personnel and travel costs to support its domestic route business.

For the six months ended June 30, 2016, the Kasco segment net sales increased by $0.4 million, or 1.5%, to $29.8 million, as compared to $29.4 million for the same period in 2015, primarily due to higher sales from its domestic route business, partially offset by reduced international shipments as a result of the strength of the U.S. dollar against other currencies.

Segment operating income for the six months ended June 30, 2016 decreased by $0.2 million to $1.5 million, as compared to $1.7 million in the same period of 2015, reflecting increased personnel and travel costs to support the domestic route business, partially offset by the impact of higher sales volume.

Discussion of Consolidated Cash Flows

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,
(in thousands)	2016	2015
Net cash provided by (used in) operating activities	$14,261	$(11,520)
Net cash (used in) provided by investing activities	(165,420)	110,869
Net cash provided by (used in) financing activities	151,155	(112,152)
Net change for the period	$(4)	$(12,803)

Operating Activities

Operating cash flows for the six months ended June 30, 2016 were $25.8 million higher, as compared to the same period in 2015, reflecting higher operating income after excluding the non-cash impacts of increased depreciation and amortization of $5.7 million and asset impairment charges of $7.9 million recorded during the second quarter of 2016. Inventories used $3.6 million during the six month period of 2016, as compared to $6.3 million for the same period in 2015. The lower inventory usage during the six months ended June 30, 2016 was primarily driven by higher sales volume from the Building Materials segment, which reduced inventory levels, as compared to the same period of 2015. Trade and other receivables used $29.0 million, as compared to $30.9 million used during the same period of 2015. Other current liabilities provided $12.4 million during the six month period of 2016, as compared to $1.5 million during the same period of 2015, primarily driven by timing of payments of trade payables. Discontinued operations used $2.3 million during the six month period of 2015.

Investing Activities

Investing activities used $165.4 million of cash for the six months ended June 30, 2016 and provided $110.9 million during the same period of 2015. Investing activities for the six months ended June 30, 2016 included $157.0 million paid for the acquisition of SLI, net of cash acquired. Investing activities for the six months ended June 30, 2015 included net proceeds of $152.9 million from the sale of Arlon, LLC, partially offset by acquisition costs of $27.4 million related to the ITW acquisition. Capital spending was $9.7 million in the 2016 period, as compared to $7.0 million in the 2015 period, reflecting expenditures made on a steel heat treating facility in the Building Materials segment during 2016. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink during the six month period of 2015.

Financing Activities

For the six months ended June 30, 2016, the Company's financing activities provided $151.2 million of cash. Borrowings under the Company's revolving credit facilities increased by $154.0 million during the six months ended June 30, 2016, primarily to finance the SLI acquisition.

For the six months ended June 30, 2015, the Company's financing activities used $112.2 million of cash. Borrowings under the Company's revolving credit facility decreased by $111.5 million during the six months ended June 30, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of June 30, 2016, the Company's current assets totaled $279.3 million, its current liabilities totaled $113.2 million and its net working capital was $166.1 million, as compared to net working capital of $119.2 million as of December 31, 2015. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds in order to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $9.7 million for the remainder of 2016, and $27.5 million, $32.9 million, $33.2 million, $32.0 million and $82.9 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, the Company expects to have required minimum contributions of $0.5 million for the remainder of 2016, and $7.3 million, $8.7 million, $5.7 million, $3.4 million and $13.4 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. The Company's senior credit agreement provided for an up to $365.0 million senior secured revolving credit facility. On March 23, 2016, the Company entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. As of June 30, 2016, H&H Group's availability under its senior secured revolving credit facility was $92.5 million. The Company's ability to satisfy its debt service obligations, to fund planned capital expenditures and required pension payments, and to make acquisitions will depend upon its future operating performance, which will be affected by prevailing economic conditions in the markets in which it operates, as well as financial, business and other factors, some of which are beyond its control. In addition, the Company's senior secured revolving credit facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants. There can be no assurances that H&H Group will continue to have access to its lines of credit if its financial performance does not satisfy the financial covenants set forth in the financing agreements. If H&H Group does not meet certain of its financial covenants, and if it is unable to secure necessary waivers or other amendments from the respective lenders on terms acceptable to management, its ability to access available lines of credit could be limited, its debt obligations could be accelerated by the respective lenders and liquidity could be adversely affected.

As of December 31, 2015, the Company had U.S. federal income tax net operating loss carryforwards ("NOLs") of $71.3 million. Included in this amount are approximately $47.0 million of U.S. federal NOLs resulting from the JPS acquisition, which are subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. The Company currently expects that its U.S. federal NOLs, excluding amounts attributable to the JPS acquisition, will become fully utilized by the end of 2016, thereby increasing its requirement to make future cash payments for federal income taxes.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheet. As of June 30, 2016, customer metal in H&H's custody consisted of 135,796 ounces of silver, 531 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2016, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisitions of JPS and SLI on July 2, 2015 and June 1, 2016, respectively. Our management excluded the operations of JPS from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2015 and will exclude the operations of SLI from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. JPS and SLI represent approximately 13.2% and 27.1%, respectively, of our total assets as of June 30, 2016, and approximately 14.1% and 3.3%, respectively, of net sales for the six months then ended. Our management will fully integrate the operations of JPS into its assessment of the effectiveness of our internal control over financial reporting in 2016, and SLI will be integrated into such assessment in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisition of SLI, which was completed on June 1, 2016.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (unaudited), Note 17 - "Commitments and Contingencies," of this report.

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

The following table provides information on the shares purchased under the Company's common stock repurchase program during the three months ended June 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
April 1, 2016 to April 30, 2016	—	N/A	—	$500,000
May 1, 2016 to May 31, 2016	—	N/A	—	$500,000
June 1, 2016 to June 30, 2016	4,086	$26.36	4,086	$495,914
	4,086		4,086	$495,914

Item 6. - Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group, Ltd., SLI Acquisition Co., and SL Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2016)

Exhibit 10.1 Tender Agreement, dated as of April 6, 2016, by and between Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co., SL Industries, Inc., and DGT Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2016)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

HANDY & HARMAN LTD.

/s/ Douglas B. Woodworth
Douglas B. Woodworth Senior Vice President and Chief Financial Officer (Principal Accounting Officer)

August 1, 2016