Form 10-Q
period 2016-09-30
HANDY & HARMAN LTD.
filed 2016-11-01
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of October 31, 2016 was 12,240,736.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$26,845	$23,728
Trade and other receivables - net of allowance for doubtful accounts of $2,274 and $1,451, respectively	130,484	74,375
Inventories, net	109,812	82,804
Prepaid and other current assets	7,784	9,295
Total current assets	274,925	190,202
Property, plant and equipment at cost, less accumulated depreciation	130,539	112,686
Goodwill	208,663	121,829
Other intangibles, net	150,884	43,117
Investment in associated company	12,908	20,923
Deferred income tax assets	89,228	120,149
Other non-current assets	11,217	15,767
Total assets	$878,364	$624,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$64,422	$34,466
Accrued liabilities	43,865	31,497
Accrued environmental liabilities	5,519	2,531
Short-term debt	569	742
Current portion of long-term debt	3,192	1,720
Total current liabilities	117,567	70,956
Long-term debt	299,673	97,106
Accrued pension liabilities	259,106	265,566
Other post-retirement benefit obligations	3,806	2,624
Deferred income tax liabilities	456	402
Other non-current liabilities	5,244	3,479
Total liabilities	685,852	440,133
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,627 and 13,579 shares, respectively	136	136
Accumulated other comprehensive loss	(259,587)	(259,392)
Additional paid-in capital	587,501	586,693
Treasury stock, at cost - 1,386 and 1,371 shares, respectively	(34,852)	(34,454)
Accumulated deficit	(100,686)	(108,443)
Total stockholders' equity	192,512	184,540
Total liabilities and stockholders' equity	$878,364	$624,673

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2016	2015	2016	2015
Net sales	$230,760	$181,139	$592,437	$485,596
Cost of goods sold	165,085	134,034	431,082	351,937
Gross profit	65,675	47,105	161,355	133,659
Selling, general and administrative expenses	46,681	29,375	116,298	91,125
Pension expense	1,821	1,761	6,104	5,906
Asset impairment charges	1,990	—	8,990	—
Operating income	15,183	15,969	29,963	36,628
Other:
Interest expense	2,071	1,208	4,486	3,483
Realized and unrealized loss (gain) on derivatives	275	(168)	814	(273)
Other (income) expense	(179)	113	65	318
Income from continuing operations before tax and equity investment	13,016	14,816	24,598	33,100
Tax provision	6,790	6,351	11,788	13,862
(Gain) loss from associated company, net of tax	(1,809)	4,047	5,053	5,286
Income from continuing operations, net of tax	8,035	4,418	7,757	13,952
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	565
Gain on disposal of assets, net of tax	—	195	—	89,568
Net income from discontinued operations	—	195	—	90,133
Net income	$8,035	$4,613	$7,757	$104,085
Basic and diluted income per share of common stock
Income from continuing operations, net of tax, per share	$0.66	$0.37	$0.63	$1.26
Discontinued operations, net of tax, per share	—	0.02	—	8.12
Net income per share	$0.66	$0.39	$0.63	$9.38
Weighted-average number of common shares outstanding	12,242	11,729	12,242	11,101

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net income	$8,035	$4,613	$7,757	$104,085

Other comprehensive (loss) income, net of tax:
Changes in pension liabilities and other post-retirement benefit obligations	—	—	(94)	2,022
Tax effect of changes in pension liabilities and other post-retirement benefit obligations	—	—	—	(395)
Foreign currency translation adjustments	(251)	(421)	(568)	(1,472)
Tax effect of changes in foreign currency translation adjustments	7	219	467	219
Other comprehensive (loss) income	(244)	(202)	(195)	374

Comprehensive income	$7,791	$4,411	$7,562	$104,459

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2015	13,579	$136	$(259,392)	$586,693	$(34,454)	$(108,443)	$184,540
Amortization, issuance and forfeitures of restricted stock grants	48	—	—	808	—	—	808
Changes in pension liabilities and other post-retirement benefit obligations, net of tax	—	—	(94)	—	—	—	(94)
Foreign currency translation adjustments, net of tax	—	—	(101)	—	—	—	(101)
Purchases of treasury stock	—	—	—	—	(398)	—	(398)
Net income	—	—	—	—	—	7,757	7,757
Balance, September 30, 2016	13,627	$136	$(259,587)	$587,501	$(34,852)	$(100,686)	$192,512

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$7,757	$104,085
Net income from discontinued operations	—	(90,133)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,784	12,547
Non-cash stock-based compensation	1,207	2,714
Non-cash loss from investment in associated company, net of tax	5,053	5,286
Amortization of debt issuance costs	829	820
Deferred income taxes	8,342	10,924
Gain from asset dispositions	(362)	(309)
Asset impairment charges	10,398	—
Non-cash (gain) loss from derivatives	(34)	48
Reclassification of net cash settlements on precious metal contracts to investing activities	848	(322)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(17,301)	(17,620)
Inventories	635	1,516
Prepaid and other current assets	2,181	1,842
Other current liabilities	2,300	(9,853)
Other items, net	(94)	270
Net cash provided by continuing operations	45,543	21,815
Net cash used in discontinued operations	—	(2,266)
Net cash provided by operating activities	45,543	19,549
Cash flows from investing activities:
Additions to property, plant and equipment	(15,407)	(10,871)
Net cash settlements on precious metal contracts	(848)	322
Acquisitions, net of cash acquired	(221,500)	(93,162)
Proceeds from sale of assets	1,819	336
Investments in associated company	—	(7,607)
Proceeds from sale of discontinued operations	—	155,517
Net cash used in investing activities of discontinued operations	—	(75)
Net cash (used in) provided by investing activities	(235,936)	44,460

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Net revolver borrowings (repayments)	194,881	(73,709)
Net (repayments) borrowings on loans - foreign	(173)	79
Repayments of term loans - domestic	(336)	(264)
Deferred finance charges	(372)	(404)
Net change in overdrafts	(4)	(486)
Purchases of treasury stock	(398)	—
Other financing activities	47	36
Net cash provided by (used in) financing activities	193,645	(74,748)
Net change for the period	3,252	(10,739)
Effect of exchange rate changes on cash and cash equivalents	(135)	(251)
Cash and cash equivalents at beginning of period	23,728	31,649
Cash and cash equivalents at end of period	$26,845	$20,659

Cash paid during the period for:
Interest	$3,591	$2,562
Taxes	$3,651	$3,987

Non-cash investing activities:
Exchange of treasury stock for shares of JPS Industries, Inc.	$—	$48,748

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC ("Bairnco"), formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). The reported operations of the Electrical Products segment are currently comprised solely of the operations of SL Industries, Inc. ("SLI"), which were acquired on June 1, 2016 as discussed in Note 3 - "Acquisitions." All references herein to "we," "our" or the "Company" refer to HNH together with all its subsidiaries.

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

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is evaluating the potential impact of this new guidance, but does not currently anticipate that the application of ASU No. 2014-09 will have a significant effect on its financial condition, results of operations or its cash flows. We have not yet determined the method by which we will adopt the standard.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard provides guidance to help decrease diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendments in ASU No. 2016-15 provide guidance on eight specific cash flow issues. The new standard is effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

Note 3 – Acquisitions

ITW

On March 31, 2015, the Company, through its indirect subsidiary, OMG, Inc. ("OMG"), acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, for a cash purchase price of $27.4 million, reflecting a final working capital adjustment of $0.4 million. The assets acquired and liabilities assumed primarily included net working capital of inventories and accrued liabilities; property, plant and equipment; and intangible assets, primarily developed technology, valued at $1.7 million, $0.1 million and $4.4 million, respectively. ITW was the exclusive supplier of certain adhesive products to OMG, and this acquisition will provide OMG with greater control of its supply chain and allow OMG to expand its product development initiatives. The results of operations of the acquired business are reported within the Company's Building Materials segment. In connection with the ITW acquisition, the Company has recorded goodwill totaling approximately $21.3 million, which is expected to be deductible for income tax purposes.

JPS

Effective July 2, 2015, H&H Group completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among the Company, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a manufacturer of mechanically formed glass and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by the Company and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of Steel Partners Holdings L.P. ("SPLP"), the parent company of the Company, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70.3 million was funded by H&H Group and SPH Group

Holdings. H&H Group's funding of the aggregate merger consideration totaled approximately $65.7 million, which was financed through additional borrowings under the Company's senior secured revolving credit facility.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$22
Trade and other receivables	21,201
Inventories	27,126
Prepaid and other current assets	4,961
Property, plant and equipment	45,384
Goodwill	32,162
Other intangibles	9,120
Deferred income tax assets	19,788
Other non-current assets	3,112
Total assets acquired	162,876
Trade payables	(10,674)
Accrued liabilities	(5,838)
Long-term debt	(1,500)
Accrued pension liabilities	(30,367)
Other non-current liabilities	(4)
Net assets acquired	$114,493

The goodwill of $32.2 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and JPS. The goodwill is assigned to the Company's Performance Materials segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.3 million, customer relationships of $3.1 million and developed technology of $1.7 million. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships JPS has with its existing customer base. The valuations of acquired trade names and developed technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the consolidated income statement for both the three and nine months ended September 30, 2015 were approximately $28.1 million and $2.3 million, respectively, which include $3.3 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of the acquired business are reported within the Company's Performance Materials segment, which is currently comprised solely of the operations of JPS.

SLI

On April 6, 2016, the Company entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all of the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Cash and cash equivalents	$4,985
Trade and other receivables	32,544
Inventories	25,960
Prepaid and other current assets	8,455
Property, plant and equipment	23,950
Goodwill	54,317
Other intangibles	87,916
Other non-current assets	825
Total assets acquired	238,952
Trade payables	(18,433)
Accrued liabilities	(17,308)
Long-term debt	(9,500)
Deferred income tax liabilities	(26,093)
Other non-current liabilities	(5,633)
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $54.3 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Electrical Products segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $14.6 million, customer relationships of $59.5 million, developed technology and patents of $10.6 million, and customer order backlog of $3.1 million. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, and developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in accrued liabilities and other non-current liabilities above is a total of $7.5 million for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 17 - "Commitments and Contingencies."

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended September 30, 2016 were approximately $48.3 million and $0.2 million. The amount of net sales and operating loss of the acquired business included in the consolidated income statement for the nine months ended September 30, 2016 were approximately $60.1 million and $3.0 million. The operating loss for the nine-month period includes $1.9 million of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories. The operating loss for the nine-month period also includes $1.9 million of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in selling, general and administrative expenses in the 2016 consolidated income statements. The reported operations of the Company's Electrical Products segment are currently comprised solely of the operations of SLI.

EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SLI, entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $64.5 million in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$4,247
Inventories	3,004
Prepaid and other current assets	28
Property, plant and equipment	1,967
Goodwill	32,686
Other intangibles	28,820
Total assets acquired	70,752
Trade payables	(3,440)
Accrued liabilities	(2,812)
Net assets acquired	$64,500

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $32.7 million arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Electrical Products segment and is expected to be deductible for income tax purposes. Other intangibles consist solely of customer relationships of $28.8 million. These customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

No net sales or operating income of the acquired business are included in the consolidated income statements for the three or nine months ended September 30, 2016 based on the acquisition date. The future results of operations of the acquired business will be reported within the Company's Electrical Products segment.

Pro Forma Disclosures

Unaudited pro forma net sales and income from continuing operations, net of tax, of the combined entities is presented below as if JPS had been acquired January 1, 2014, and SLI and EME had both been acquired January 1, 2015.

	Nine Months Ended September 30,
(in thousands, except per share)	2016	2015
Net sales	$725,738	$757,609
Income from continuing operations, net of tax	$14,706	$17,142
Income from continuing operations, net of tax, per share	$1.20	$1.40
Weighted-average number of common shares outstanding	12,242	12,211

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the JPS acquisition taken place on January 1, 2014 and both the SLI and EME acquisitions taken place on January 1, 2015. The information for the nine months ended September 30, 2016 and 2015 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The supplemental unaudited pro forma earnings for both periods were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years, except for the customer order backlog, which is amortized over periods ranging from two to eight months. The supplemental unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions.

The supplemental unaudited pro forma earnings exclude a total of $6.9 million of acquisition-related costs incurred by both the Company and the acquired entities during the nine months ended September 30, 2016. The 2016 supplemental unaudited pro forma earnings further reflect adjustments to exclude $1.9 million of nonrecurring expense related to SLI's amortization of the fair value adjustment to acquisition-date inventories, as well as $1.9 million in expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings were adjusted to include both the fair value adjustment to acquisition-date inventories and the expense associated with the acceleration of SLI's previously outstanding stock-based compensation awards. The 2015 supplemental unaudited pro forma earnings also reflect adjustments to exclude a total of $7.5 million of acquisition-related costs incurred by the Company, JPS and SLI during the nine months of 2015 and $3.3 million of nonrecurring expense related to JPS's amortization of the fair value adjustment to acquisition-date inventories.

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

The net income from discontinued operations includes the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands)	2015	2015
Net sales	$—	$5,952
Operating income	—	920
Other income	—	10
Tax provision	—	365
Income from discontinued operations, net of tax	—	565
Gain on disposal of assets	316	93,732
Tax provision	121	4,164
Gain on disposal of assets, net of tax	195	89,568
Net income from discontinued operations	$195	$90,133

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC's net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC in 2015 was 4.4%.

Note 5 – Asset Impairment Charges

In connection with our continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded asset impairment charges totaling $7.9 million associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated income statements.

Due to improved operational productivity and available capacity at Lucas-Milhaupt facilities, the Company has approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, the Company recorded asset impairment charges totaling $2.5 million in the Joining Materials segment, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure. The inventory write-down was recorded in cost of goods sold in the consolidated income statements.

Note 6 – Inventories

Inventories, net at September 30, 2016 and December 31, 2015 were comprised of:

	September 30,	December 31,
(in thousands)	2016	2015
Finished products	$32,714	$31,355
In-process	22,723	19,873
Raw materials	36,015	18,451
Fine and fabricated precious metals in various stages of completion	20,188	13,155
	111,640	82,834
LIFO reserve	(1,828)	(30)
Total	$109,812	$82,804

In order to produce certain of its products, H&H purchases, maintains and utilizes precious metal inventory. H&H records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of H&H choose to do business on a "pool" basis and furnish precious metal to H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent H&H is able to utilize customer precious metal in its production processes, such customer metal replaces the need for H&H to purchase its own inventory. As of September 30, 2016, customer metal in H&H's custody consisted of 139,450 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	September 30,	December 31,
(in thousands, except per ounce)	2016	2015
Precious metals stated at LIFO cost	$4,916	$3,506
Precious metals stated under non-LIFO cost methods, primarily at fair value	$13,444	$9,619
Market value per ounce:
Silver	$19.80	$13.86
Gold	$1,338.65	$1,062.25
Palladium	$697.00	$547.00

Note 7 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the nine months ended September 30, 2016 were as follows (in thousands):

Segment	Balance at January 1, 2016	Foreign Currency Translation Adjustments	Additions	Adjustments	Balance at September 30, 2016	Accumulated Impairment Losses
Joining Materials	$16,210	$5	$—	$—	$16,215	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388
Performance Materials	32,336	—	—	(174)	32,162	—
Electrical Products	—	—	87,003	—	87,003	—
Total	$121,829	$5	$87,003	$(174)	$208,663	$—

Other intangible assets, net at September 30, 2016 and December 31, 2015 consisted of:

(in thousands)	September 30, 2016			December 31, 2015
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$123,067	$(15,070)	$107,997	$35,077	$(10,702)	$24,375
Trademarks, trade names and brand names	27,339	(3,692)	23,647	12,739	(2,649)	10,090
Developed technology, patents and patent applications	16,396	(3,176)	13,220	5,591	(2,591)	3,000
Non-compete agreements	774	(733)	41	774	(714)	60
Customer order backlog	3,140	(2,140)	1,000	—	—	—
Other	7,360	(2,381)	4,979	7,331	(1,739)	5,592
Total	$178,076	$(27,192)	$150,884	$61,512	$(18,395)	$43,117

Other intangible assets at cost as of September 30, 2016 include $116.7 million in intangible assets, primarily trade names, customer relationships, developed technology and patents, associated with the SLI and EME acquisitions. These balances are subject to adjustment during the finalization of the purchase price allocations for the SLI and EME acquisitions.

Amortization expense totaled $6.2 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $9.0 million and $2.9 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in amortization expense during 2016 was principally due to the Company's recent acquisitions discussed in Note 3 - "Acquisitions." Future amortization expense of the intangible assets acquired in the SLI and EME acquisitions are expected to total $4.2 million for the remainder of 2016, $13.3 million, $11.6 million, $10.3 million, $9.2 million and $62.6 million in 2017, 2018, 2019, 2020, and thereafter, respectively.

Note 8 – Investment

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheets. The Company carries its ModusLink investment on the consolidated balance sheets at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of the common stock of ModusLink at both September 30, 2016 and December 31, 2015, and the value of this investment decreased from $20.9 million at December 31, 2015 to $12.9 million at September 30, 2016 due entirely to a decrease in the share price of ModusLink's common stock.

As of September 30, 2016, SPLP and its associated companies, which include the Company, owned a combined total of 16,476,730 ModusLink common shares, which represented approximately 29.8% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended July 31, 2016, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	July 31,	July 31,
(in thousands)	2016	2015
Current assets	$319,891	$413,642
Non-current assets	$29,054	$32,860
Current liabilities	$194,766	$211,353
Non-current liabilities	$68,239	$90,548
Stockholders' equity	$85,940	$144,601

	Three Months Ended		Nine Months Ended
	July 31,		July 31,
(in thousands)	2016	2015	2016	2015
Net revenue	$101,508	$119,685	$317,934	$374,229
Gross profit	$6,477	$10,041	$12,306	$35,647
Loss from continuing operations	$(19,711)	$(4,989)	$(46,508)	$(18,651)
Net loss	$(19,711)	$(4,989)	$(46,508)	$(18,651)

Note 9 – Credit Facilities

Debt at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
(in thousands)	2016	2015
Short-term debt
Foreign	$569	$742
Long-term debt
Revolving facilities	294,994	90,613
Other H&H debt - domestic	6,601	6,936
Foreign loan facilities	1,270	1,277
Sub total	302,865	98,826
Less portion due within one year	3,192	1,720
Total long-term debt	299,673	97,106
Total debt	$303,434	$99,568

Senior Credit Facility

The Company's amended and restated senior credit agreement ("Senior Credit Facility") provided for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. On March 23, 2016, the Company entered into an amendment to its Senior Credit Facility to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at September 30, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.24% at September 30, 2016. H&H Group's availability under the Senior Credit Facility was $75.0 million as of September 30, 2016.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan"). The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at September 30, 2016.

The increase in the amount outstanding under the Senior Credit Facility during the nine months ended September 30, 2016 was principally attributable to the SLI and EME acquisitions discussed in Note 3 - "Acquisitions."

Interest Rate Swap Agreements

H&H Group entered into an interest rate swap agreement in February 2013 to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company received one-month LIBOR in exchange for a fixed interest rate of 0.569% over the life of the agreement on an initial $56.4 million notional amount of debt, with the notional amount decreasing by $1.1 million, $1.8 million and $2.2 million per quarter in 2013, 2014 and 2015, respectively. H&H Group entered into a second interest rate swap agreement in June 2013, also to reduce its exposure to interest rate fluctuations. Under the interest rate swap, the Company received one-month LIBOR in exchange for a fixed interest rate of 0.598% over the life of the agreement on an initial $5.0 million notional amount of debt, with the notional amount decreasing by $0.1 million, $0.2 million and $0.2 million per quarter in 2013, 2014 and 2015, respectively. Both agreements expired in February 2016.

Master Lease Agreement

During the three months ended September 30, 2016, the Company entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of September 30, 2016, no leases had been entered into under the master lease agreement.

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

As of September 30, 2016, the Company had the following outstanding forward contracts with settlement dates through October 2016. There were no futures contracts outstanding at September 30, 2016.

			Notional Value
Commodity	Amount		($ in millions)
Silver	752,684	ounces	$15.1
Gold	400	ounces	$0.5
Copper	275,000	pounds	$0.6
Tin	45	metric tons	$0.9

H&H accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 557,684 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated income statements, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges. As these derivatives are not designated as accounting hedges, they are accounted for as derivatives with no hedge designation. The derivatives are marked to market, and both realized and unrealized gains and losses are recorded in current period earnings in the consolidated income statements. The economic hedges are associated primarily with the Company's precious metal inventory valued using the LIFO method.

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

Debt Agreements

H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. See Note 9 - "Credit Facilities" for further discussion of the terms of these arrangements. These derivatives were not designated as accounting hedges under U.S. GAAP; they were accounted for as derivatives with no hedge designation. The Company recorded the gains or losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated income statements as the hedges were intended to offset interest rate movements. The agreements expired in February 2016.

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative	Income Statement Line	2016	2015	2016	2015
Commodity contracts	Cost of goods sold	$(1,152)	$585	$(3,533)	$564
	Total derivatives designated as hedging instruments	(1,152)	585	(3,533)	564
Commodity contracts	Cost of goods sold	(85)	(69)	(180)	209
Commodity contracts	Realized and unrealized (loss) gain on derivatives	(275)	168	(814)	273
Interest rate swap agreements	Interest expense	—	(16)	—	(79)
	Total derivatives not designated as hedging instruments	(360)	83	(994)	403
	Total derivatives	$(1,512)	$668	$(4,527)	$967

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		September 30,	December 31,
Derivative	Balance Sheet Location	2016	2015
Commodity contracts	Prepaid and other current assets	$148	$197
	Total derivatives designated as hedging instruments	148	197
Commodity contracts	Prepaid and other current assets	38	18
Interest rate swap agreements	Other non-current liabilities	—	(30)
	Total derivatives not designated as hedging instruments	38	(12)
	Total derivatives	$186	$185

Note 11 – Pension and Other Post-Retirement Benefits

HNH sponsors a defined benefit pension plan, the WHX Pension Plan, covering many of H&H's employees and certain employees of H&H's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS sponsors a defined benefit pension plan, which was assumed in connection with the acquisition of JPS on July 2, 2015. The following table presents the components of net periodic pension expense for the Company's pension plans for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Service cost	$—	$9	$—	$9
Interest cost	4,507	5,057	13,880	14,577
Expected return on plan assets	(5,905)	(6,034)	(17,655)	(17,069)
Amortization of actuarial loss	3,219	2,729	9,879	8,389
Total	$1,821	$1,761	$6,104	$5,906

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

The Company expects to have required minimum pension contributions of $3.9 million for the remainder of 2016, and $34.8 million, $41.6 million, $38.9 million, $35.4 million and $96.3 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.6 million and $0.4 million for the three months ended September 30, 2016 and 2015, respectively, and $1.6 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 12 – Stockholders' Equity

Common Stock Repurchase Program

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors. As of September 30, 2016, the Company has repurchased 15,019 shares for a total purchase price of approximately $0.4 million under the 2016 repurchase program.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Changes in Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2015	$(3,577)	$(255,815)	$(259,392)
Current period loss	(101)	(94)	(195)
Balance at September 30, 2016	$(3,678)	$(255,909)	$(259,587)

Note 13 – Stock-Based Compensation

During the nine months ended September 30, 2016, the Compensation Committee of the Company's Board of Directors approved the grant of an aggregate of 72,942 shares of restricted stock under the 2007 Incentive Stock Plan, as amended ("2007 Plan"), to certain employees, members of the Board of Directors and service providers. Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated income statements on a straight-line basis over the requisite service period, which is the vesting period. The restricted stock grants made to employees and service providers in 2016 vest in approximately equal annual installments over a three-year period from the grant date. The restricted stock grants to the Company's non-employee directors vest one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity under the 2007 Plan was as follows for the nine months ended September 30, 2016:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2016	575,131	825,275	1,400,406
Granted	60,670	12,272	72,942
Forfeited	(8,883)	—	(8,883)
Reduced for income tax obligations	(16,320)	—	(16,320)
Balance, September 30, 2016	610,598	837,547	1,448,145

Vested	533,874	825,275	1,359,149
Non-vested	76,724	12,272	88,996

The Company recognized compensation expense related to restricted shares of $0.3 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and $1.2 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively. Unearned compensation expense related to restricted shares at September 30, 2016 is $1.3 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

As of December 31, 2015, 13,000 stock options to purchase HNH shares at an exercise price of $90.00 per share were outstanding under the 2007 Plan. During the nine months ended September 30, 2016, all of these stock options expired unexercised.

On May 26, 2016, the Company's stockholders approved the adoption of the Company's 2016 Equity Incentive Award Plan ("2016 Plan"). The 2016 Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2016 Plan replaces the 2007 Plan, and no further awards will be granted under the 2007 Plan. The 2016 Plan allows for issuance of up to 1,000,000 shares of common stock, plus the remaining 626,855 shares of HNH common stock previously available for issuance under the 2007 Plan. As of September 30, 2016, no awards had been granted under the 2016 Plan.

Note 14 – Income Taxes

For the three months ended September 30, 2016 and 2015, tax provisions from continuing operations of $6.8 million and $6.4 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2016 and 2015 were 52.2% and 42.9%, respectively. For the nine months ended September 30, 2016 and 2015, tax provisions from continuing operations of $11.8 million and $13.9 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2016 and 2015 were 47.9% and 41.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense. The effective tax rates for the three and nine months ended September 30, 2016 were also unfavorably impacted by the asset impairment charges associated with our Lucas-Milhaupt Gliwice, Poland operating facility discussed in Note 5 - "Asset Impairment Charges," for which the Company does not expect to realize a tax benefit in the future.

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

Note 15 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share)	2016	2015	2016	2015
Income from continuing operations, net of tax	$8,035	$4,418	$7,757	$13,952
Weighted-average number of common shares outstanding	12,242	11,729	12,242	11,101
Income from continuing operations, net of tax, per share	$0.66	$0.37	$0.63	$1.26
Net income from discontinued operations	$—	$195	$—	$90,133
Weighted-average number of common shares outstanding	12,242	11,729	12,242	11,101
Discontinued operations, net of tax, per share	$—	$0.02	$—	$8.12
Net income	$8,035	$4,613	$7,757	$104,085
Weighted-average number of common shares outstanding	12,242	11,729	12,242	11,101
Net income per share	$0.66	$0.39	$0.63	$9.38

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the nine months ended September 30, 2016 and 2015, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. As of September 30, 2016, no stock options remain outstanding.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015:

	Asset as of September 30, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$12,908	$12,908	$—	$—
Precious metal and commodity inventories recorded at fair value	$14,099	$14,099	$—	$—
Commodity contracts on precious metal and commodity inventories	$186	$—	$186	$—

	Asset (Liability) as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$20,923	$20,923	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,380	$10,380	$—	$—
Commodity contracts on precious metal and commodity inventories	$215	$—	$215	$—
Interest rate swap agreements	$(30)	$—	$(30)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6.4 million as of September 30, 2016, are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statements.

Note 17 – Commitments and Contingencies

Environmental Matters

Certain H&H Group subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including capital expenditures, costs of remediation, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company recorded current liabilities of approximately $5.5 million and non-current liabilities of approximately $1.2 million related to estimated environmental remediation costs as of September 30, 2016. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the nine months ended September 30, 2015, the Company recorded insurance reimbursements totaling $2.8 million for previously incurred remediation costs. No similar reimbursements were recorded during the nine months ended September 30, 2016.

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

The sites where certain H&H Group subsidiaries have environmental liabilities include the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former H&H manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. That work is expected to start in the fourth quarter of 2016 and is estimated to cost $0.2 million. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H, all after having the first $1.0 million paid by the former owner/operator. As of September 30, 2016, total investigation and remediation costs of approximately $5.6 million and $1.8 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM has been complying with a 1987 consent order from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in the third quarter of 2015. HHEM expects to submit a follow-up response report to the MADEP in the fourth quarter of 2016. The cost of the follow up response report and subsequent decommissioning, and any additional costs that could result from the final review of the closure report by the MADEP, are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the United States Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which is substantially complete, and to pay a fixed sum for the EPA's past costs. The fixed sum is to be paid in installments, and the final payment of $2.1 million is due to be made in the second quarter of 2017. In December 2012, SLI received a demand letter from the office of the Deputy Attorney General of New Jersey ("NJDAG"). The demand is for $1.3 million for past and future cleanup costs and $0.5 million for natural resource damages, for a total demand of $1.8 million. SLI has made a counter-offer to the NJDAG in the amount of $0.3 million, which has been reserved for, and anticipates entering into discussions to address the NJDAG's claims. The final scope and cost of those claims cannot be estimated at this time but is not expected to be outside a range of $0.3 million to $1.8 million.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the first quarter of 2017, by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the first quarter of 2017 with post-remediation rebound testing and slab removal to be conducted in the fourth quarter of 2017. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1.4 million has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has initiated the preparation of a Remedial Investigation Report, which was sent to the NJDEP in May 2016, and has negotiated off-site access to the adjacent property and installed monitoring wells. Results of the initial samples detected COC's above NJDEP standards. There can no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

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

Note 18 – Related Party Transactions

As of September 30, 2016, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 69.9% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara, Jr., as Director, Douglas B. Woodworth, as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and William T. Fejes, Jr. as President and Chief Executive Officer of H&H Group.

The Company entered into a management services agreement, as amended ("Management Services Agreement"), with SP Corporate Services LLC ("SP Corporate"). SP Corporate is an affiliate of SPLP. Pursuant to the Management Services Agreement, SP Corporate provided the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement further provided that the Company pay SP Corporate a fixed annual fee of approximately $8.9 million. On May 3, 2015, the Company and SP Corporate entered into an amendment to the Management Services Agreement to add operating group management services to the scope of services to be provided pursuant to the Management Services Agreement and to adjust the fee for services provided under the Management Services Agreement from $8.9 million to $10.6 million. In connection with the amendment, the Company also entered into a transfer agreement, dated May 3, 2015, with Steel Partners LLC ("Steel Partners"), pursuant to which three employees of the Company and its subsidiaries were transferred to Steel Partners, which assumed the cost of compensating those employees and providing applicable benefits.

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

During the three months ended September 30, 2016 and 2015, the Company reimbursed SPH Services and its affiliates approximately $0.4 million and $0.2 million, respectively, for business expenses incurred on its behalf pursuant to the management services agreements. Such reimbursements totaled approximately $1.1 million and $0.4 million, respectively, during the nine months ended September 30, 2016 and 2015.

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

In connection with its acquisition of JPS, on July 31, 2015, HNH issued to H&H Group 1,429,407 shares of HNH common stock, and H&H Group then exchanged those shares of HNH common stock for all shares of JPS common stock held by SPH Group Holdings, a subsidiary of SPLP. See Note 3 - "Acquisitions" for further discussion.

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

The following table presents information about the Company's reportable segments for the three and nine months ended September 30, 2016 and 2015:

Income Statement Data	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2016	2015	2016	2015
Net sales:
Joining Materials	$45,013	$45,360	$134,006	$144,094
Tubing	19,088	19,382	59,411	61,330
Building Materials	78,326	73,475	218,062	207,841
Performance Materials	25,217	28,065	76,201	28,065
Electrical Products	48,349	—	60,143	—
Kasco	14,767	14,857	44,614	44,266
Total net sales	$230,760	$181,139	$592,437	$485,596
Segment operating income (loss):
Joining Materials	$2,063	$4,336	$12,605	$16,177
Tubing	3,190	3,799	10,960	10,226
Building Materials	14,832	13,685	33,788	28,943
Performance Materials	(443)	(2,400)	(7,408)	(2,400)
Electrical Products	241	—	(3,022)	—
Kasco	941	1,364	2,489	3,062
Total segment operating income	20,824	20,784	49,412	56,008
Unallocated corporate expenses and non-operating units	(3,845)	(3,222)	(13,707)	(13,783)
Unallocated pension expense	(1,821)	(1,761)	(6,104)	(5,906)
Gain from asset dispositions	25	168	362	309
Operating income	15,183	15,969	29,963	36,628
Interest expense	(2,071)	(1,208)	(4,486)	(3,483)
Realized and unrealized (loss) gain on derivatives	(275)	168	(814)	273
Other income (expense)	179	(113)	(65)	(318)
Income from continuing operations before tax and equity investment	$13,016	$14,816	$24,598	$33,100

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all its subsidiaries.

The Joining Materials segment primarily fabricates precious metals and their alloys into brazing alloys. Brazing alloys are used to join similar and dissimilar metals, as well as specialty metals and some ceramics, with strong, hermetic joints. The Joining Materials segment offers these metal joining products in a wide variety of alloys, including gold, silver, palladium, copper, nickel, aluminum and tin. These brazing alloys are fabricated into a variety of engineered forms and are used in many industries, including electrical, appliance, transportation, construction and general industrial, where dissimilar material and metal joining applications are required. Operating income from precious metal products is principally derived from the "value-added" of processing and fabricating and not from the direct purchase and resale of precious metals. The Joining Materials segment enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. We believe that the business unit that comprises our Joining Materials segment is the North American market leader in many of the markets that it serves.

The Tubing segment manufactures a wide variety of steel tubing products. We believe that the Tubing segment manufactures the world's longest continuous seamless stainless steel tubing coils, in excess of 5,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, we believe it is the number one supplier of small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and semiconductor fabrication markets. This segment also manufactures welded carbon steel tubing in coiled and straight lengths with a primary focus on products for the transportation, appliance and heating, and oil and gas industries. In addition to producing bulk tubing, it produces value-added fabrications for several of these industries.

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

The Performance Materials segment manufactures sheet and mechanically formed glass and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, filtration and insulation products, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications. The Performance Materials segment is currently comprised solely of the operations of JPS Industries, Inc. ("JPS"), which were acquired on July 2, 2015.

The Electrical Products segment designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes that are used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products segment are currently comprised solely of the operations of SL Industries, Inc. ("SLI"), which were acquired on June 1, 2016.

The Kasco segment provides meat-room blade products, repair services and resale products for the meat and deli departments of supermarkets, restaurants, meat and fish processing plants, and for distributors of electrical saws and cutting equipment, principally in North America and Europe. The Kasco segment also provides wood cutting blade products for the pallet manufacturing, pallet recycler and portable saw mill industries in North America.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

The Company's consolidated operating results for the three and nine months ended September 30, 2016 and 2015 are summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Net sales	$230,760	$181,139	$592,437	$485,596
Gross profit	65,675	47,105	161,355	133,659
Gross profit margin	28.5%	26.0%	27.2%	27.5%
Selling, general and administrative expenses	46,681	29,375	116,298	91,125
Pension expense	1,821	1,761	6,104	5,906
Asset impairment charges	1,990	—	8,990	—
Operating income	15,183	15,969	29,963	36,628
Other:
Interest expense	2,071	1,208	4,486	3,483
Realized and unrealized loss (gain) on derivatives	275	(168)	814	(273)
Other (income) expense	(179)	113	65	318
Income from continuing operations before tax and equity investment	13,016	14,816	24,598	33,100
Tax provision	6,790	6,351	11,788	13,862
(Gain) loss from associated company, net of tax	(1,809)	4,047	5,053	5,286
Income from continuing operations, net of tax	$8,035	$4,418	$7,757	$13,952

Net Sales

Net sales for the three months ended September 30, 2016 increased by $49.6 million, or 27.4%, to $230.8 million, as compared to $181.1 million for the same period in 2015. The change in net sales reflects approximately $48.3 million in incremental sales associated with the SLI acquisition, as well as an increase of $4.6 million as a result of higher average silver prices. Excluding the impact of the SLI acquisition and the change in silver prices, net sales decreased by approximately $3.4 million due primarily to lower volume from the Joining Materials and Performance Materials segments, partially offset by growth from the Building Materials segment. The average silver market price was approximately $19.26 per troy ounce during the three months ended September 30, 2016, as compared to $14.96 per troy ounce in the same period in 2015.

Net sales for the nine months ended September 30, 2016 increased by $106.8 million, or 22.0%, to $592.4 million, as compared to $485.6 million for the same period in 2015. The change in net sales reflects approximately $111.1 million in incremental sales associated with the JPS and SLI acquisitions, as well as an increase of $2.8 million as a result of higher average silver prices.

Excluding the impact of the JPS and SLI acquisitions and the change in silver prices, net sales decreased by approximately $7.1 million due primarily to lower volume from the Joining Materials segment, partially offset by growth from the Building Materials segment. The average silver market price was approximately $17.09 per troy ounce during the nine months ended September 30, 2016, as compared to $16.03 per troy ounce in the same period in 2015.

Gross Profit

Gross profit for the three months ended September 30, 2016 increased to $65.7 million, as compared to $47.1 million for the same period in 2015, and as a percentage of net sales, increased to 28.5%, as compared to 26.0% in the third quarter last year. The change in gross profit was primarily driven by approximately $15.9 million in incremental gross profit from the SLI acquisition, as well as a net increase from core growth of approximately $2.0 million, principally due to higher gross profit from the Building Materials segment resulting from higher sales volume. Higher average silver prices also increased gross profit by $0.7 million during the third quarter, as compared to the same period in 2015. The increased gross profit as a percentage of net sales during the third quarter of 2016 was primarily due to higher comparable gross profit margin from the newly acquired Electrical Products segment.

Gross profit for the nine months ended September 30, 2016 increased to $161.4 million, as compared to $133.7 million for the same period in 2015, and as a percentage of net sales, decreased to 27.2%, as compared to 27.5% in the same period of last year. The change in gross profit reflects approximately $22.0 million in incremental gross profit associated with the JPS and SLI acquisitions, a net increase from core growth of approximately $5.3 million, driven by higher gross profit from the Building Materials segment due principally to sales growth and the benefits of the ITW acquisition, as well as $0.4 million from the impact of higher average silver prices. The lower gross profit as a percentage of net sales during the nine-month period of 2016 reflects JPS's gross profit margin prior to its restructuring activities discussed below, higher duties on masonry anchors imported from Asia in the Building Materials segment, as well as the amortization of the fair value adjustment to acquisition-date inventories associated with the SLI acquisition. Gross profit during the 2016 period was also unfavorably impacted by a $0.9 million inventory write-down related to the planned closure of JPS' Slater, South Carolina operating facility and a $0.5 million inventory write-down related to the planned closure of the Lucas-Milhaupt Gliwice, Poland operating facility, which are both discussed further below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended September 30, 2016 were $46.7 million, as compared to $29.4 million for the same period a year ago. Higher SG&A in the third quarter of 2016 was primarily driven by the impact of the SLI acquisition, as compared to the same period of 2015.

SG&A for the nine months ended September 30, 2016 was $116.3 million, as compared to $91.1 million for the same period a year ago. Higher SG&A for the nine months ended September 30, 2016 was primarily driven by the impact of the JPS and SLI acquisitions.

Pension Expense

Non-cash pension expense was $1.8 million and $6.1 million for the three and nine months ended September 30, 2016, respectively, which was $0.1 million and $0.2 million higher than the three and nine months ended September 30, 2015, respectively. We currently expect pension expense to be approximately $8.1 million in 2016, as compared to $7.5 million in 2015. The expected increase in 2016 pension expense is driven by the fact that the investment returns on the assets of the WHX Corporation Pension Plan ("WHX Pension Plan") were lower than actuarial assumptions during 2015, partially offset by a full-year of income from JPS' pension plan, as compared to a partial year in 2015. Forecast pension expense in 2016 is also favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense is being determined; specifically, to utilize the "spot rate approach," which provides a more precise measurement of interest cost. The estimated impact of this change is to reduce forecast annual pension expense in 2016 by approximately $4.8 million.

Asset Impairment Charges

In connection with our continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded asset impairment charges totaling $7.9 million associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated income statements.

Due to improved operational productivity and available capacity at Lucas-Milhaupt facilities, the Company has approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs.

During the third quarter of 2016, the Company recorded asset impairment charges totaling $2.5 million, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure. The inventory write-down was recorded in cost of goods sold in the consolidated income statements.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was $2.1 million and $4.5 million, respectively, as compared to $1.2 million and $3.5 million for the three and nine months ended September 30, 2015. The higher interest expense for both the three and nine months ended September 30, 2016 was primarily due to higher borrowing levels to finance the JPS and SLI acquisitions.

Realized and Unrealized Loss (Gain) on Derivatives

H&H utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

Tax Provision

For the three months ended September 30, 2016 and 2015, tax provisions from continuing operations of $6.8 million and $6.4 million, respectively, were recorded. The effective tax rates in the three months ended September 30, 2016 and 2015 were 52.2% and 42.9%, respectively. For the nine months ended September 30, 2016 and 2015, tax provisions from continuing operations of $11.8 million and $13.9 million, respectively, were recorded. The effective tax rates in the nine months ended September 30, 2016 and 2015 were 47.9% and 41.9%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense. The effective tax rates for the three and nine months ended September 30, 2016 were also unfavorably impacted by the asset impairment charges associated with our Lucas-Milhaupt Gliwice, Poland operating facility discussed above, for which the Company does not expect to realize a tax benefit in the future.

(Gain) Loss from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the gains or losses recorded during the three and nine months ended September 30, 2016 and 2015 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and nine months ended September 30, 2016 and 2015 are shown in the following table:

	Three Months Ended September 30,			Nine Months Ended September 30,
			%			%
(in thousands)	2016	2015	Change	2016	2015	Change
Net sales:
Joining Materials	$45,013	$45,360	(0.8)%	$134,006	$144,094	(7.0)%
Tubing	19,088	19,382	(1.5)%	59,411	61,330	(3.1)%
Building Materials	78,326	73,475	6.6%	218,062	207,841	4.9%
Performance Materials	25,217	28,065	(10.1)%	76,201	28,065	171.5%
Electrical Products	48,349	—	N/A	60,143	—	N/A
Kasco	14,767	14,857	(0.6)%	44,614	44,266	0.8%
Total net sales	$230,760	$181,139	27.4%	$592,437	$485,596	22.0%
Segment operating income (loss):
Joining Materials	$2,063	$4,336	(52.4)%	$12,605	$16,177	(22.1)%
Tubing	3,190	3,799	(16.0)%	10,960	10,226	7.2%
Building Materials	14,832	13,685	8.4%	33,788	28,943	16.7%
Performance Materials	(443)	(2,400)	81.5%	(7,408)	(2,400)	(208.7)%
Electrical Products	241	—	N/A	(3,022)	—	N/A
Kasco	941	1,364	(31.0)%	2,489	3,062	(18.7)%
Total segment operating income	$20,824	$20,784	0.2%	$49,412	$56,008	(11.8)%

Joining Materials

For the three months ended September 30, 2016, the Joining Materials segment net sales decreased by $0.3 million, or 0.8%, to $45.0 million, as compared to net sales of $45.4 million for the same period in 2015. The change in net sales was principally due to lower sales volume, primarily due to reduced demand from the electrical, transportation, and oil and gas markets, partially offset by an increase of approximately $4.6 million in net sales due to a $4.30 per troy ounce increase in the average market price of silver.

Segment operating income for the third quarter of 2016 decreased by $2.3 million, or 52.4%, to $2.1 million, as compared to $4.3 million for the third quarter of 2015. The lower operating income was primarily driven by the reduced sales volume and non-cash asset impairment charges, totaling $2.5 million, associated with the planned closure of the Gliwice, Poland operating facility discussed above, partially offset by the favorable impact of cost reduction initiatives, which reduced manufacturing overhead costs during the third quarter of 2016. The effect of higher average silver prices increased operating income by approximately $0.7 million, as compared to the same period of 2015.

For the nine months ended September 30, 2016, the Joining Materials segment net sales decreased by $10.1 million, or 7.0%, to $134.0 million, as compared to net sales of $144.1 million for the same period in 2015. The change in net sales was principally due to lower sales volume, primarily due to reduced demand from the electrical, transportation, and oil and gas markets, partially offset by an increase of approximately $2.8 million in net sales due to a $1.06 per troy ounce increase in the average market price of silver.

Segment operating income for the nine months ended September 30, 2016 decreased by $3.6 million, or 22.1%, to $12.6 million, as compared to $16.2 million for the same period of 2015. The lower operating income during the 2016 period was primarily driven by the reduced sales volume and $2.5 million in non-cash asset impairment charges discussed above, partially offset by the favorable impact of cost reduction initiatives, which reduced manufacturing overhead costs, and lower SG&A during 2016. The effect of higher average silver prices increased operating income by approximately $0.4 million on a year-to-date versus prior year's year-to-date basis.

Tubing

For the three months ended September 30, 2016, the Tubing segment net sales decreased by $0.3 million, or 1.5%, to $19.1 million, as compared to $19.4 million for the same period in 2015. The change in net sales was primarily due to lower sales of our fabricated metal tubing to the medical industry, partially offset by higher demand for our welded carbon steel tubing products from the transportation industry.

Segment operating income for the third quarter of 2016 decreased by $0.6 million, or 16.0%, to $3.2 million, as compared to $3.8 million for the third quarter of 2015. The decrease in operating income was primarily driven by the lower sales volume and related unfavorable production variances, as compared to the third quarter of 2015.

For the nine months ended September 30, 2016, the Tubing segment net sales decreased by $1.9 million, or 3.1%, to $59.4 million, as compared to $61.3 million for the same period in 2015. The change in net sales was primarily due to lower sales of our fabricated metal tubing to the medical industry.

Segment operating income for the nine months ended September 30, 2016 increased by $0.7 million, or 7.2%, to $11.0 million, as compared to $10.2 million for the same period of 2015. The increase in operating income was principally due to improved gross profit margin as a result of favorable product mix and improved production costs, as well as reduced SG&A as a result of lower personnel costs, as compared to the same period of 2015.

Building Materials

For the three months ended September 30, 2016, the Building Materials segment net sales increased by $4.9 million, or 6.6%, to $78.3 million, as compared to $73.5 million for the third quarter of 2015, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label roofing products, as compared to the third quarter of 2015.

Segment operating income for the third quarter of 2016 increased by $1.1 million, or 8.4%, to $14.8 million, as compared to $13.7 million for the third quarter of 2015. The increase in operating income was primarily driven by higher gross profit due to higher sales volume and related favorable overhead absorption, as compared to the third quarter of 2015, partially offset by increased SG&A associated with higher personnel costs.

For the nine months ended September 30, 2016, the Building Materials segment net sales increased by $10.2 million, or 4.9%, to $218.1 million, as compared to $207.8 million for the same period of 2015, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label and roof edge roofing products, as compared to the same period of 2015.

Segment operating income for the nine months ended September 30, 2016 increased by $4.8 million, or 16.7%, to $33.8 million, as compared to $28.9 million for the same period of 2015. The increase in operating income was primarily due to higher sales volume and favorable manufacturing costs, reflecting the benefits of the ITW acquisition, partially offset by higher duties on masonry anchors imported from Asia, as compared to the same period of 2015.

Performance Materials

As indicated above, the Performance Materials segment is currently comprised solely of the operations of JPS, which were acquired on July 2, 2015.

For the three months ended September 30, 2016, the Performance Materials segment net sales decreased by $2.8 million, or 10.1%, to $25.2 million, as compared to $28.1 million for the same period of 2015, primarily due to lower demand from the ballistic, aerospace and filtration markets.

Segment operating loss for the third quarter of 2016 decreased by $2.0 million, to $0.4 million, or 81.5%, as compared to $2.4 million for the third quarter of 2015. The higher operating loss in the 2015 period was primarily due to $3.3 million of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories.

For the nine months ended September 2016, the Performance Materials segment net sales were $76.2 million, driven by fiberglass fabric sales serving the industrial fiberglass, aerospace and military markets. Sales volume was affected by a reduction in U.S. military contracts for ballistic body armor and an inventory correction throughout the commercial aerospace supply chain. Lower demand for certain cellular electronic products is also negatively impacting revenue.

Segment operating loss for the nine months ended September 30, 2016 was $7.4 million, reflecting $7.9 million of non-cash asset impairment charges associated with the Company's continued integration of JPS discussed above. Operating income was also negatively impacted by the reduced sales volume, and related lower overhead absorption, which were partially offset by lower manufacturing expenses resulting from cost reduction initiatives during 2016.

Electrical Products

As indicated above, the reported operations of the Electrical Products segment are currently comprised solely of the operations of SLI, which were acquired on June 1, 2016.

For the three and nine months ended September 30, 2016, the Electrical Products segment net sales were $48.3 million and $60.1 million, respectively, driven by medical, industrial, military and commercial aerospace product line sales. Overall demand has decreased in 2016, as compared to 2015, due to a decline in the medical and the oil and gas markets.

Segment operating income for the three months ended September 30, 2016 was $0.2 million, and segment operating loss for the nine months ended September 30, 2016 was $3.0 million. Segment operating results during both the three and nine-month periods have been unfavorably impacted by significant nonrecurring charges, including $1.9 million in expenses recorded during the second quarter of 2016 associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, as well as amortization of the fair value adjustment to acquisition-date inventories, and other acquisition-related expenses. Amortization of the fair value adjustment to acquisition-date inventories totaled $0.9 million and $1.9 million during the three and nine months ended September 30, 2016, respectively. The Electrical Products segment operating results also include the non-cash impact of the amortization of acquired intangible assets related to the SLI acquisition, including customer order backlog, which is being amortized over periods ranging from two to eight months.

Kasco

For the three months ended September 30, 2016, the Kasco segment net sales decreased by $0.1 million, or 0.6%, to $14.8 million, as compared to $14.9 million for the same period in 2015, due primarily to reduced European revenue as a result of the strength of the U.S. dollar against other currencies.

Segment operating income for the third quarter of 2016 decreased by $0.4 million to $0.9 million, as compared to $1.4 million in the third quarter of 2015, reflecting lower gross profit as a result of the lower net sales, and increased personnel and travel costs to support its domestic route business.

For the nine months ended September 30, 2016, the Kasco segment net sales increased by $0.3 million, or 0.8%, to $44.6 million, as compared to $44.3 million for the same period in 2015, primarily due to higher sales from its domestic route business and strong equipment sales in Canada, partially offset by reduced international shipments as a result of the strength of the U.S. dollar against other currencies.

Segment operating income for the nine months ended September 30, 2016 decreased by $0.6 million to $2.5 million, as compared to $3.1 million in the same period of 2015, reflecting increased personnel and travel costs to support the domestic route business, partially offset by the impact of the higher sales volume.

Discussion of Consolidated Cash Flows

Comparison of the Nine Months Ended September 30, 2016 and 2015

The following table provides a summary of the Company's consolidated cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
Net cash provided by operating activities	$45,543	$19,549
Net cash (used in) provided by investing activities	(235,936)	44,460
Net cash provided by (used in) financing activities	193,645	(74,748)
Net change for the period	$3,252	$(10,739)

Operating Activities

Operating cash flows for the nine months ended September 30, 2016 were $26.0 million higher, as compared to the same period in 2015, reflecting higher operating income after excluding the non-cash impacts of increased depreciation and amortization of $11.2 million and asset impairment charges of $10.4 million recorded during the nine-month period of 2016. Inventories used $0.6 million during the nine-month period of 2016, as compared to $1.5 million for the same period in 2015. Trade and other receivables used $17.3 million, as compared to $17.6 million used during the same period of 2015. Other current liabilities provided $2.3 million during the nine-month period of 2016, as compared to a usage of $9.9 million during the same period of 2015, primarily driven by timing of payments of trade payables. Discontinued operations used $2.3 million during the nine-month period of 2015.

Investing Activities

Investing activities used $235.9 million of cash for the nine months ended September 30, 2016 and provided $44.5 million during the same period of 2015. Investing activities for the nine months ended September 30, 2016 included $221.5 million paid for the acquisitions of SLI and EME, net of cash acquired. Investing activities for the nine months ended September 30, 2015 included net proceeds of $155.5 million from the sale of Arlon, LLC, partially offset by acquisition costs of $93.2 million related to the JPS and ITW acquisitions. Capital spending was $15.4 million in the 2016 period, as compared to $10.9 million in the 2015 period, reflecting expenditures made on a steel heat treating production line in the Building Materials segment during 2016. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink during the nine-month period of 2015.

Financing Activities

For the nine months ended September 30, 2016, the Company's financing activities provided $193.6 million of cash. Borrowings under the Company's revolving credit facilities increased by $194.9 million during the nine months ended September 30, 2016, primarily to finance the SLI and EME acquisitions. For the nine months ended September 30, 2015, the Company's financing activities used $74.7 million of cash. Borrowings under the Company's revolving credit facility decreased by $73.7 million during the nine months ended September 30, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC, partially offset by borrowings to fund the JPS and ITW acquisitions.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of September 30, 2016, the Company's current assets totaled $274.9 million, its current liabilities totaled $117.6 million and its net working capital was $157.4 million, as compared to net working capital of $119.2 million as of December 31, 2015. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $3.4 million for the remainder of 2016, and $27.5 million, $32.9 million, $33.2 million, $32.0 million and $82.9 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively. For JPS' pension plan, the Company expects to have required minimum contributions of $0.5 million for the remainder of 2016, and $7.3 million, $8.7 million, $5.7 million, $3.4 million and $13.4 million in 2017, 2018, 2019, 2020, and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. The Company's senior credit agreement provided for an up to $365.0 million senior secured revolving credit facility. On March 23, 2016, the Company entered into an amendment to its senior credit agreement to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. As of September 30, 2016, H&H Group's availability under its senior secured revolving credit facility was $75.0 million. During the three months ended September 30, 2016, the Company entered into a master lease agreement, which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property pursuant to the terms of individual lease schedules. As of September 30, 2016, no leases had been entered into under the master lease agreement.

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

Management is utilizing the following strategies to continue to enhance liquidity: (1) continuing to implement improvements, using the Steel Business System, throughout all the Company's operations to increase sales and operating efficiencies, (2) supporting profitable sales growth both internally and potentially through acquisitions and (3) evaluating from time to time and as appropriate, strategic alternatives with respect to its businesses and/or assets. The Company continues to examine all its options and strategies, including acquisitions, divestitures and other corporate transactions, to increase cash flow and stockholder value.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis. Such customers or suppliers furnish precious metal to subsidiaries of H&H for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of pooled precious metal is not included on the Company's consolidated balance sheets. As of September 30, 2016, customer metal in H&H's custody consisted of 139,450 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Chief Financial Officer concluded that as of September 30, 2016, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisitions of JPS, SLI, and EME on July 2, 2015, June 1, 2016, and September 30, 2016, respectively. Our management excluded the operations of JPS from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2015 and will exclude the operations of SLI, including EME, from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. JPS and SLI, including EME, represent approximately 11.4% and 33.9%, respectively, of our total assets as of September 30, 2016, and approximately 12.9% and 10.2%, respectively, of net sales for the nine months then ended. Our management will fully integrate the operations of JPS into its assessment of the effectiveness of our internal control over financial reporting in 2016, and SLI, including EME, will be integrated into such assessment in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of SLI and EME, which were completed on June 1, 2016 and September 30, 2016, respectively.

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

The following table provides information on the shares purchased under the Company's common stock repurchase program during the three months ended September 30, 2016:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
July 1, 2016 to July 31, 2016	10,933	$26.50	10,933	484,981
August 1, 2016 to August 31, 2016	—	N/A	—	484,981
September 1, 2016 to September 30, 2016	—	N/A	—	484,981
	10,933		10,933	484,981

Item 6. - Exhibits

Exhibit 2.1 Asset Purchase Agreement, dated September 30, 2016 by and between SL Montevideo Technology, Inc. and Hamilton Sundstrand Corporation (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 5, 2016)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

November 1, 2016