Form 10-K
period 2016-12-31
HANDY & HARMAN LTD.
filed 2017-02-28
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from              to
Commission File Number 1-2394

HANDY & HARMAN LTD.
(Exact name of registrant as specified in its charter)

DELAWARE	13-3768097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

590 Madison Avenue, 32nd Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

212-520-2300
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $.01 par value	NASDAQ Capital Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of registrant as of June 30, 2016 totaled approximately $76.6 million based on the then-closing stock price.
On February 27, 2017, there were 12,240,735 shares of common stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Items 10, 11, 12, 13 and 14 of Part III will be incorporated by reference to certain portions of a definitive proxy statement, which is expected to be filed by the Registrant within 120 days after the close of its fiscal year.

HANDY & HARMAN LTD.
FORM 10-K
December 31, 2016

Page | 1

PART I

Item 1.	Business

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. Through its wholly-owned operating subsidiaries, HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH sells its products and services through direct sales forces, distributors and manufacturer's representatives. It serves a diverse customer base, including the construction, electrical, electronics, transportation, power control, utility, medical, oil and gas exploration, aerospace and defense, and food industries. As of December 31, 2016, HNH and its subsidiaries employed over 3,400 people at 47 locations in eight countries. All references herein to "we," "our," "its" or the "Company" refer to HNH together with all its subsidiaries.

HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman and Bairnco, LLC, formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). Financial information for our reportable segments is contained in Note 21 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

We manage our portfolio of businesses on a continuous basis. In 2016, we acquired SL Industries, Inc. ("SLI"), a designer and manufacturer of power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. We also acquired certain assets and assumed certain liabilities of the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation used or useful in the design, development, manufacture, marketing, service, distribution, repair and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. In 2015, we acquired certain assets and assumed certain liabilities of ITW Polymers Sealants North America Inc. ("ITW"), which are used in the business of manufacturing two-component polyurethane adhesive for the roofing industry, and also acquired JPS Industries, Inc. ("JPS"), a manufacturer of mechanically formed glass, quartz and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. In 2014, we entered into an agreement to sell Arlon, LLC, which operations comprised substantially all of the Company's former Arlon Electronic Materials segment. The sale was finalized in January 2015. Further discussion of our acquisitions and divestitures is contained in Notes 4 and 5, respectively, to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

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

Building Materials Segment

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

Performance Materials Segment

The Performance Materials segment manufactures sheet and mechanically formed glass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, specialty commercial construction substrates, automotive and industrial components, and soft body armor for civilian and military applications.

Electrical Products Segment

The Electrical Products segment designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products segment are comprised of the operations of SLI and EME, which were acquired on June 1, 2016 and September 30, 2016, respectively.

Kasco Blades and Route Repair Services Segment

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

HNH uses a set of tools and processes called the Steel Business System to drive operational and commercial efficiencies across each of its business units. The Steel Business System utilizes a strategy deployment process to execute strategic initiatives for each HNH business unit to improve their performance, including objectives relating to manufacturing improvement, idea generation, product development, and global sourcing of materials and services. HNH utilizes lean tools and philosophies in operations and commercialization activities to increase sales, improve business processes, and reduce and eliminate waste, coupled with the tools targeted at variation reduction.

Customers

HNH is diversified across industrial markets and customers. HNH sells to customers in the construction, electrical, electronics, transportation, power control, utility, medical, oil and gas exploration, aerospace and defense, and food industries.

No customer accounted for more than 10% of consolidated net sales in 2016, 2015 or 2014. The Company's 15 largest customers accounted for approximately 29% of consolidated HNH net sales in 2016.

Page | 3

Foreign Revenue

The following table presents foreign revenue for the years ended December 31:

	Revenue
(in thousands)	2016	2015	2014
United States	$775,982	$603,079	$550,071
Foreign	52,361	46,389	50,397
Total	$828,343	$649,468	$600,468

Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled.

Raw Materials

Besides precious metals, the raw materials used in the operations of the Joining Materials, Tubing, Building Materials, Electrical Products and Kasco segments consist principally of stainless, galvanized, silicon and carbon steel, aluminum, copper, tin, nickel alloys, a variety of high-performance alloys, permanent magnets, electronic and electrical components, and various plastic compositions. The raw materials used in the operations of the Performance Materials segment consist principally of fiberglass, quartz and aramid yarns. HNH purchases all such raw materials at open market prices from domestic and foreign suppliers. HNH has not experienced any significant problem in obtaining the necessary quantities of raw materials. Prices and availability, particularly of raw materials purchased from foreign suppliers, are affected by world market conditions and government policies. The raw materials used by HNH in its non-precious metal products are generally readily available from more than one source.

Capital Investments

The Company believes that in order to be and remain competitive, its businesses must continuously strive to increase revenue, improve productivity and product quality, and control and/or reduce manufacturing costs. Accordingly, HNH's segments expect to continue to incur capital investments that reduce overall manufacturing costs, improve the quality of products produced and broaden the array of products offered to the industries HNH serves, as well as replace equipment as necessary to maintain compliance with environmental, health and safety laws and regulations. HNH's capital expenditures for 2016, 2015 and 2014 for continuing operations were $25.6 million, $15.2 million and $12.7 million, respectively. HNH anticipates funding its capital expenditures in 2017 from funds generated by operations and borrowed funds. HNH anticipates its capital expenditures to range between $20 and $30 million per year for the next several years.

Energy Requirements

HNH requires significant amounts of electricity and natural gas to operate its facilities and is subject to price changes in these commodities. A shortage of electricity or natural gas, or a government allocation of supplies resulting in a general reduction in supplies, could increase costs of production and could cause some curtailment of production.

Employment

As of December 31, 2016, the Company employed 3,470 employees worldwide. Of these employees, 410 were sales employees, 774 were office employees, 265 were covered by collective bargaining agreements and 2,021 were non-union operating employees.

Competition

There are many companies, both domestic and foreign, which manufacture products of the type the Company manufactures. Some of these competitors are larger than the Company and have financial resources greater than it does. Some of these competitors enjoy certain other competitive advantages, including greater name recognition, greater financial, technical, marketing and other resources, a larger installed base of customers, and well-established relationships with current and potential customers. Competition is based on quality, technology, service, and price, and in some industries, new product introduction. The Company may not be able to compete successfully, and competition may have a negative impact on its business, operating results or financial condition by reducing volume of products sold and/or selling prices, and accordingly reducing its sales and profits.

Page | 4

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

Patents and Trademarks

The Company owns patents and registered trademarks under which certain of its products are sold. In addition, the Company owns a number of U.S. and foreign utility patents and utility models related to certain of its products, as well as a number of design patents. The Company does not believe that the loss of any or all of these patents or trademarks would have a material adverse effect on its businesses. The Company's patents have remaining durations ranging from less-than-one year to 18 years, with expiration dates occurring at various times in 2017 through 2035.

Environmental Regulation

The Company is subject to laws and regulations relating to the protection of the environment. The Company does not presently anticipate that compliance with currently applicable environmental regulations and controls will significantly change its competitive position, capital spending or earnings during 2017. The Company believes it is in compliance with all orders and decrees consented to by the Company with environmental regulatory agencies. Please see "Item 1A - Risk Factors," "Item 3 - Legal Proceedings" and Note 19 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

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

Page | 5

Risks Relating to Our Business

HNH sponsors defined benefit pension plans, which could subject it to substantial cash funding requirements in the future and could have a substantial adverse effect on cash flow and financial viability.

HNH's ongoing operating cash flow requirements include arranging for the funding of the minimum requirements of the WHX Corporation Pension Plan ("WHX Pension Plan"), the WHX Pension Plan II and the Retirement Plan for Employees of JPS Industries, Inc. ("JPS Pension Plan"). The performance of the financial markets and interest rates, as well as health care trends and associated mortality rates, impact our defined benefit pension plan expense and funding obligations. Significant changes in these factors, including adverse changes in discount rates, investment losses on plan assets and increases in participant life expectancy, may increase our funding obligations and adversely impact our financial condition. HNH expects to have required minimum pension plan contributions to the WHX Pension Plan, the WHX Pension Plan II and the JPS Pension Plan for 2017, 2018, 2019, 2020, 2021 and for the five years thereafter totaling $34.2 million, $31.1 million, $39.9 million, $36.0 million, $32.7 million and $80.6 million, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described above, as well as other changes such as any plan termination or other acceleration events, and could have a substantial adverse effect on cash flow and financial viability.

HNH, the parent company, has ongoing requirements to fund its pension plan obligations and meet other administrative expenses. However, H&H Group's debt facilities contain covenants that limit HNH's access to cash. If HNH is unable to access funds generated by its subsidiaries, it may not be able to meet its financial obligations.

As of December 31, 2016, HNH, the parent company, had cash and cash equivalents of approximately $17.5 million and current liabilities of approximately $0.2 million. Because HNH is a holding company that conducts operations through its subsidiaries, it depends on those entities for dividends, distributions and other payments to generate the funds necessary to meet its financial obligations. H&H Group's credit facilities restrict H&H Group's ability to transfer any cash or other assets to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan and the WHX Pension Plan II, but these exceptions are subject to the satisfaction of certain conditions and financial covenants. Failure by one or more of its subsidiaries to generate sufficient cash flow or meet the requirements of H&H Group's credit facilities, restricting future dividends or distributions to HNH, could have a material adverse effect on HNH's business, financial condition and results of operations.

HNH holds a significant investment in the common stock of another public company, and fluctuations in the value of this investment may adversely impact the Company's financial condition and results of operations.

HNH owned 8,436,715 shares of the common stock of ModusLink Global Solutions, Inc. ("ModusLink") at December 31, 2016 and December 31, 2015, and has elected the option to value its investment in ModusLink using fair value, calculated based on the closing market price for ModusLink common stock. The value of this investment decreased from $20.9 million at December 31, 2015 to $12.3 million at December 31, 2016 entirely due to a decrease in the share price of ModusLink's common stock. ModusLink provides supply chain and logistics services to companies in the consumer electronics, communications, computing, software, storage and retail industries. Fluctuations in the price of ModusLink common stock are subject to market fluctuations and other factors outside our control, which are not directly linked to the financial and operational performance of the Company.

Future cash flows from operations or through financings may not be sufficient to enable the Company to meet its obligations, and this would likely have a material adverse effect on its businesses, financial condition and results of operations.

The Company's debt is principally held by H&H Group, which is a wholly-owned subsidiary of HNH. The Company's ability to meet its cash requirements to fund its activities in the ordinary course of business is dependent, in part, upon its ability to access cash from H&H Group's credit facilities, and also on the Company's continuing ability to materially meet its business plans. There can be no assurance that the funds available from operations and under the Company's credit facilities will be sufficient to fund its debt service costs, working capital demands, pension plan contributions, environmental remediation costs or any of the Company's other existing or future obligations. As of December 31, 2016, H&H Group's availability under its senior secured revolving credit facility was $70.1 million, and as of January 31, 2017, it was $67.2 million.

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

Page | 6

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

The primary industries we serve are cyclical and economic downturns disproportionately affecting these industries could disrupt and materially harm our businesses.

Negative trends in the general economy could cause a downturn in the markets for our products and services. A significant portion of our revenues are received from customers in transportation, oil and gas exploration, and construction related industries, which have experienced significant financial downturns in the past. These industries are cyclical and demand for their products tends to fluctuate due to changes in national and global economic conditions, availability of credit and other factors. A worsening of customer demand in these industries would adversely affect our revenues, profitability, operating results and cash flows. We may also experience a slowdown if some customers experience difficulty in obtaining adequate financing due to tightness in the credit markets. Furthermore, the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers. Our assets may also be impaired or subject to write-down or write-off as a result of these conditions. These adverse effects would likely be exacerbated if global economic conditions worsen, resulting in wide-ranging, adverse and prolonged effects on general business conditions, and materially and adversely affect our operations, financial results and liquidity.

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

In our production and distribution processes, we consume significant amounts of electricity, natural gas, fuel and petroleum-based commodities, including adhesives, and other products, such as yarns, precious metals, steel products, permanent magnets, electronic and electrical components, and certain non-ferrous metals used as raw materials. The availability and pricing of these commodities are subject to market forces that are beyond our control. Our suppliers contract separately for the purchase of such commodities, and our sources of supply could be interrupted should our suppliers not be able to obtain these materials due to higher demand or other factors interrupting their availability. Our results of operations may be adversely affected during periods in which either the prices of such commodities are unusually high, or their availability is restricted, or if we are unable to pass through the unfavorable impact of raw material price fluctuations to our customers, including any change associated with the margins we generate from the material portion of our products. In addition, we hold precious metal positions that are subject to market fluctuations. We enter into precious metal forward or futures contracts with major financial institutions to attempt to mitigate the economic risk of these price fluctuations, however, the Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings.

Page | 7

We do not have long-term contracts with all of our customers, the loss of which customers could materially adversely affect our financial condition, business and results of operations.

Our businesses are based primarily upon individual orders and sales with our customers and not long-term supply contracts. As such, our customers could cease buying products at any time and for any reason, and we will have no recourse in the event a customer no longer wants to purchase products from us. If a significant number of our customers elect not to purchase products, it could materially adversely affect our financial condition, business and results of operations. No single customer accounted for more than 10% of HNH's consolidated net sales in 2016. However, the Company's 15 largest customers accounted for approximately 29% of consolidated net sales in 2016. If we were to lose our relationship with several of these customers, revenues and profitability could fall significantly.

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

In addition, once completed, acquisitions entail further risks, including: unanticipated costs and liabilities of the acquired businesses, including environmental liabilities, that could materially adversely affect our results of operations; difficulties in assimilating acquired businesses; negative effects on existing business relationships with suppliers and customers; and losing key employees of the acquired businesses. If our acquisition strategy is not successful or if acquisitions are not well integrated into our existing operations, the Company's profitability could be negatively affected.

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

We own a number of trademarks and patents in the U.S. and other jurisdictions on our products and related proprietary manufacturing processes. In addition to trademark and patent protection, we rely on trade secrets, proprietary know-how and technological advances that we seek to protect. If our intellectual property is not properly protected by us or is independently discovered by others or otherwise becomes known or if technological changes reduce our customers' need for our proprietary products, our protection against competitive products could be diminished, and our profitability could be substantially impaired.

We could incur significant costs, including remediation costs, as a result of complying with environmental laws.

Our facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Although we maintain insurance coverage for certain environmental matters, we could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. We have incurred, and in

Page | 8

the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. As of December 31, 2016, we have established reserves totaling $9.6 million with respect to certain presently estimated environmental remediation costs. These reserves may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, we expect that future regulations, and changes in the text or interpretation of existing regulations, may subject us to increasingly stringent standards. Compliance with such requirements may make it necessary for us to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost to us.

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

The nature of our businesses expose us to various litigation matters. We contest these matters vigorously and make insurance claims where appropriate. However, litigation is inherently costly and unpredictable, making it difficult to accurately estimate the outcome of any litigation. These lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management's attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial condition. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in legal proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates or reserves for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial condition in any particular period.

Page | 9

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC thereunder ("Section 404"). Section 404 requires us to report on the design and effectiveness of our internal controls over financial reporting. Section 404 also requires an independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls. There can be no assurance that our auditors will issue an unqualified report attesting to our internal controls over financial reporting. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our consolidated financial statements or our consolidated financial statements could change. Further, we completed the acquisitions of SLI and EME on June 1, 2016, and September 30, 2016, respectively, and we have excluded the operations of these businesses from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. Any failure to maintain or implement new or improved controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, and cause us to fail to meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. We may also be required to incur costs to improve our internal control system and hire additional personnel. This could negatively impact our results of operations.

Risk Relating to Our Ownership Structure

Warren G. Lichtenstein, our Chairman, and certain other Officers and Directors, through their affiliation with Steel Partners Holdings GP Inc., have the ability to exert significant influence over our operations.

Steel Partners Holdings L.P. ("SPLP") owns directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 69.9% of the outstanding shares at December 31, 2016. SPLP may increase its ownership position in the Company's common stock in the future. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. As Executive Chairman of our majority owner, Mr. Lichtenstein has the ability to exert significant influence over our policies and affairs and over the outcome of any action requiring a stockholder vote, including the election of our Board of Directors, the approval of amendments to our amended and restated certificate of incorporation, and the approval of mergers or sales of substantially all our assets. The interests of Mr. Lichtenstein and SPH GP in such matters may

Page | 10

differ from the interests of our other stockholders in some respects. In addition, certain other affiliates of SPH GP hold positions with HNH, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara Jr., as Director, Douglas B. Woodworth, as Senior Vice President and Chief Financial Officer, Leonard J. McGill, as Senior Vice President and Chief Legal Officer, and William T. Fejes, Jr., as President and Chief Executive Officer of H&H Group.

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

We are authorized to issue 180,000,000 shares of common stock. On February 27, 2017, 12,240,735 shares of common stock were outstanding. In addition, we are authorized to issue 5,000,000 shares of preferred stock. On February 27, 2017, no shares of our preferred stock were outstanding. Although our Board of Directors is expressly authorized to fix the designations, preferences and rights, limitations or restrictions of the preferred stock by adoption of a Preferred Stock Designation resolution, our Board of Directors has not yet done so. Our Board of Directors may elect to issue shares of common stock or preferred stock in the future to raise capital or for other financial needs. Any future issuances of equity may be at prices below the market price of our stock, and our stockholders may suffer significant dilution, and the terms of any preferred stock issuance may adversely affect the rights of our common stockholders.

Item 1B.	Unresolved Staff Comments

There are no unresolved SEC Staff comments.

Item 2.	Properties

As of December 31, 2016, the Company had 28 active operating plants in the United States, Canada, China, United Kingdom, France, Poland and Mexico, with a total area of approximately 2,498,473 square feet, including warehouse, office, sales, service and laboratory space. The Company also owns or leases sales, service, office and warehouse facilities at 19 other locations in the United States, Canada, Germany and China, which have a total area of approximately 521,163 square feet, and owns or leases 4 non-operating locations with a total area of approximately 680,743 square feet. Manufacturing facilities are located in: Camden, Delaware; Addison, Illinois; Evansville, Indiana; Agawam and Billerica, Massachusetts; Rockford and Montevideo, Minnesota; Middlesex, New Jersey; Arden and Statesville, North Carolina; Anderson, South Carolina; Kenosha and Cudahy, Wisconsin; Warwick, Rhode Island; Toronto, Canada; Matamoros, Mexicali and Tecate, Mexico; Welham Green and Gwent, Wales, United Kingdom; Riberac, France; Gliwice, Poland; and Xianghe and Suzhou, China. The following plants are leased: both Tecate plants, Addison, Middlesex, Kenosha, Arden, Rockford, one of two Matamoros plants, Mexicali, Xianghe, Suzhou and one of two Gliwice plants. The other plants are owned.

The Company considers its manufacturing plants and service facilities to be well maintained and efficiently equipped, and therefore suitable for the work being done. The productive capacity and extent of utilization of its facilities is dependent in some cases on general business conditions and in other cases on the seasonality of the utilization of its products. Capacity can be expanded at some locations. The Company has approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility ("LMG"), which is expected to be completed in the second quarter of 2017.

Page | 11

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

2016	HIGH	LOW
First Quarter	$29.89	$15.61
Second Quarter	$29.74	$23.80
Third Quarter	$29.49	$20.06
Fourth Quarter	$26.95	$19.00

2015	HIGH	LOW
First Quarter	$48.87	$38.01
Second Quarter	$42.41	$30.54
Third Quarter	$34.87	$23.20
Fourth Quarter	$27.49	$18.54

The number of shares of common stock outstanding on February 27, 2017 was 12,240,735. Also, on February 27, 2017, there were approximately 90 holders of record of common stock, and the closing price per share of our common stock was $23.90.

Dividend Policy

The Company has never declared or paid any cash dividends on its common stock. The Company intends to retain any future earnings and does not expect to pay any dividends in the foreseeable future. H&H Group is restricted by the terms of its financing agreements in making dividends to HNH.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2016:

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	—	$—	1,626,855
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,626,855

Stock Performance Graph

The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Russell 3000 Index and a peer group of six companies, which operate in similar industries to the Company's six operating segments, that includes: AK Steel Holding Corporation, Materion Corporation, Quanex Building Products Corporation, Shiloh Industries, Inc., Core Molding Technologies, Inc. and Allied Motion Technologies Inc. for the five years ended December 31, 2016. The graph and table assume that $100 was invested on December 31, 2011 in each of our common stock, the Russell 3000

Page | 13

Index and the peer group, and that all dividends were reinvested. We did not declare or pay any dividends during the comparison period. Allied Motion Technologies Inc. was added to our peer group in 2016 due to the acquisition of SLI and our associated new Electrical Products segment.

	2011	2012	2013	2014	2015	2016
HNH	$100.00	$152.22	$244.55	$464.95	$207.17	$258.08
Russell 3000 Index	$100.00	$116.42	$155.47	$175.00	$175.84	$198.23
New Peer Group	$100.00	$95.27	$131.90	$123.02	$87.83	$157.55
Old Peer Group	$100.00	$94.75	$129.84	$116.17	$79.41	$152.57

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

Issuer Purchases of Equity Securities

There were no issuer purchases of its equity securities during the three months ended December 31, 2016.

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

Page | 14

(in thousands, except per share amounts)	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012
Consolidated Statement of Operations Data:
Net sales	$828,343	$649,468	$600,468	$571,164	$498,713
Operating income	$15,049	$45,914	$45,720	$40,203	$38,401
Income from continuing operations before tax and equity investment	$8,375	$41,520	$39,302	$27,496	$23,861
(Loss) income from continuing operations, net of tax	$(10,944)	$16,991	$15,193	$21,341	$14,224
(Loss) income from continuing operations, net of tax, per share-basic and diluted	$(0.89)	$1.49	$1.23	$1.61	$1.09
Consolidated Balance Sheet Data:
Total assets	$836,520	$624,673	$538,759	$509,723	$512,361
Total debt	$275,289	$99,568	$203,403	$157,191	$158,444

(a)
2016 operating income includes a goodwill impairment charge of $24.3 million related to our Performance Materials segment. 2016 operating income also includes asset impairment charges totaling $10.4 million associated with JPS' Slater, South Carolina operating facility, as well as the planned closure of LMG. 2016 loss from continuing operations, net of tax includes a $5.4 million loss from our investment in ModusLink.

(b)
2015 operating income includes an asset impairment charge of $1.4 million associated with certain unused, real property located in Norristown, Pennsylvania. 2015 income from continuing operations, net of tax includes a $6.5 million loss from our investment in ModusLink.

(c)
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

(d)
2013 income from continuing operations before tax and equity investment includes expenses totaling $6.5 million associated with the Company's final redemption of its remaining outstanding 10% subordinated secured notes. 2013 income from continuing operations, net of tax includes a $6.0 million gain from our investment in ModusLink.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto that are available elsewhere in this Annual Report on Form 10-K. The following is a discussion and analysis of HNH's consolidated results of operations for the years ended December 31, 2016, 2015 and 2014. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Item 1A - Risk Factors."

Business Segments

HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products and Kasco. Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income (loss) to evaluate segment performance. Operating income (loss) for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measures of segment profitability reviewed by the Company's management. For a more complete description of the Company's business segments, see "Item 1 - Business - Products and Product Mix."

Recent Developments

During 2016, we entered into a series of transactions to enhance our product offerings and position us for growth in our niche markets. We have also continued the integration of our recent acquisitions, and initiated restructuring and related activities to enhance our future profitability.

Page | 15

•	We acquired SLI for $40.00 per share in cash, for a total purchase price of $162.0 million, resulting in the creation of our new Electrical Products segment.

•	SLI subsequently acquired EME for a cash purchase price of $62.6 million, expanding SLI's capabilities in the hybrid electric vehicle, transportation refrigeration, aerospace and defense sectors.

•
We made investments in capital projects totaling $25.6 million, including expenditures on a steel heat treating production line in the Building Materials segment to reduce our dependence on external suppliers.

•
We divested the equipment and certain customer information, as well as related inventories, of JPS' Slater, South Carolina operating facility in the Performance Materials segment in order to focus the business on its more profitable product lines.

•
In the Joining Materials segment, due to improved operational productivity and available capacity at other Lucas-Milhaupt facilities, the Company approved the closure of LMG as part of its continual focus to optimize infrastructure costs.

In connection with the Slater and LMG sale and closure, and a decline in market conditions and demand for certain of JPS' product lines, the Company recorded goodwill and asset impairment charges totaling $33.2 million, as well as inventory write-downs of $1.3 million, during 2016, which are further discussed below under "Results of Operations."

Results of Operations

Comparison of the Years Ended December 31, 2016 and 2015

The Company's consolidated operating results for the years ended December 31, 2016 and 2015 are summarized in the following table:

	Year Ended
	December 31,
(in thousands)	2016	2015
Net sales	$828,343	$649,468
Gross profit	227,911	178,214
Gross profit margin	27.5%	27.4%
Selling, general and administrative expenses	171,479	123,422
Pension expense	8,139	7,480
Goodwill impairment charges	24,254	—
Asset impairment charges	8,990	1,398
Operating income	15,049	45,914
Other:
Interest expense	7,198	4,598
Realized and unrealized gain on derivatives	(148)	(588)
Other (income) expense	(376)	384
Income from continuing operations before tax and equity investment	8,375	41,520
Tax provision	13,893	17,997
Loss from associated company, net of tax	5,426	6,532
(Loss) income from continuing operations, net of tax	$(10,944)	$16,991

Net Sales

Net sales for the year ended December 31, 2016 increased by $178.9 million, or 27.5%, to $828.3 million, as compared to $649.5 million in 2015. The change in net sales reflects incremental sales of approximately $179.6 million associated with our acquisitions of SLI (including EME) and JPS, as well as an increase of approximately $5.4 million as a result of higher average silver prices. Excluding the impact of the SLI (including EME) and JPS acquisitions and the change in silver prices, net sales decreased by approximately $6.2 million due to lower volume, primarily from the Performance Materials segment, partially offset by growth from the Building Materials segment. The average silver market price was approximately $17.11 per troy ounce during 2016, as compared to $15.70 per troy ounce in 2015.

Gross Profit

Page | 16

Gross profit for the year ended December 31, 2016 increased to $227.9 million, as compared to $178.2 million in 2015, and was consistent with 2015 as a percentage of net sales. The change in gross profit reflects a net increase from core growth of approximately $2.8 million, and the incremental gross profit and lower manufacturing costs resulting from the SLI (including EME), JPS and ITW acquisitions, as well as an increase of approximately $0.8 million in gross profit due to higher average silver prices. Higher sales volume from the Building Materials segment led to the increase in gross profit from our core business, partially offset by the Joining Materials segment due to lower sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the year ended December 31, 2016 were $171.5 million, as compared to $123.4 million in 2015. Higher SG&A during 2016 was primarily driven by the SLI (including EME) and JPS acquisitions, as compared to 2015. Excluding the impact of the recent acquisitions and related business development expenses, SG&A during 2016 was comparable with 2015 expense.

Pension Expense

Pension expense was $8.1 million for the year ended December 31, 2016, which was $0.7 million higher than 2015. The increase in 2016 pension expense was driven by the fact that the investment returns on the assets of the WHX Pension Plan were lower than actuarial assumptions during 2015, partially offset by a full-year of income from the JPS Pension Plan, as compared to a partial year in 2015. Pension expense in 2016 was also favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense was being determined; specifically, by utilizing the "spot rate approach," which provides a more precise measurement of interest cost. The impact of this change was to reduce annual pension expense in 2016 by approximately $4.8 million. We currently expect pension expense to be approximately $10.6 million in 2017.

Goodwill Impairment Charges

The Company recorded a non-cash goodwill impairment charge of $24.3 million in 2016 in the Performance Materials segment. The goodwill impairment charge resulted from a decline in market conditions and lower demand for certain of JPS' product lines.

Asset Impairment Charges

In connection with its continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded asset impairment charges totaling $7.9 million associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations. In October 2016, the Company sold the equipment and certain customer information, as well as related inventories, of the Slater facility's primary product lines to a third-party.

Due to improved operational productivity and available capacity at other Lucas-Milhaupt facilities, the Company approved the closure of LMG as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, the Company recorded asset impairment charges totaling $2.5 million in the Joining Materials segment, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure. The inventory write-down was recorded in cost of goods sold in the consolidated statements of operations.

In the fourth quarter of 2015, a non-cash asset impairment charge of $1.4 million was recorded related to certain unused, real property located in Norristown, Pennsylvania to reflect its current market value.

Interest Expense

Interest expense for the year ended December 31, 2016 was $7.2 million, as compared to $4.6 million in 2015. The higher interest expense was primarily due to higher borrowing levels to finance the JPS acquisition in 2015 and SLI (including EME) acquisitions in 2016.

Realized and Unrealized Gain on Derivatives

HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

Page | 17

Tax Provision

For the years ended December 31, 2016 and 2015, tax provisions from continuing operations of $13.9 million and $18.0 million, respectively, were recorded. The effective tax rates in the years ended December 31, 2016 and 2015 were 165.9% and 43.3%, respectively. The change in effective tax rate was principally due to the goodwill impairment charge and the LMG asset impairment charge, for which the Company does not expect to realize tax benefits in the future.

Loss from Associated Company

The Company carries its investment in ModusLink at fair value, calculated based on the closing market price for ModusLink common stock, and the losses recorded during the years ended December 31, 2016 and 2015 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

The following table summarizes information about HNH's segment operating results for the years ended December 31, 2016 and 2015:

	Year Ended
	December 31,
(in thousands)	2016	2015	Inc./(Decr.)	% Change
Net sales:
Joining Materials	$175,477	$182,702	$(7,225)	(4.0)%
Tubing	77,630	79,539	(1,909)	(2.4)%
Building Materials	284,567	266,859	17,708	6.6%
Performance Materials	101,567	59,535	42,032	70.6%
Electrical Products	128,636	—	128,636	N/A
Kasco	60,466	60,833	(367)	(0.6)%
Total net sales	$828,343	$649,468	$178,875	27.5%
Segment operating income (loss):
Joining Materials (a)	$14,348	$19,906	$(5,558)	(27.9)%
Tubing	13,962	13,081	881	6.7%
Building Materials	44,479	37,480	6,999	18.7%
Performance Materials (b)	(32,078)	(2,212)	(29,866)	(1,350.2)%
Electrical Products	(1,804)	—	(1,804)	N/A
Kasco	3,040	4,336	(1,296)	(29.9)%
Total segment operating income	$41,947	$72,591	$(30,644)	(42.2)%

(a)
The results of the Joining Materials segment in 2016 include non-cash asset impairment charges totaling $2.5 million, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure of LMG as part of its continual focus to optimize infrastructure costs.

(b)
The results of the Performance Materials segment in 2016 include a non-cash goodwill impairment charge of $24.3 million resulting from a decline in market conditions and lower demand for certain of JPS' product lines, as well as non-cash asset impairment charges totaling $7.9 million associated with its Slater, South Carolina operating facility, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down.

Joining Materials

For the year ended December 31, 2016, the Joining Materials segment net sales decreased by $7.2 million, or 4.0%, to $175.5 million, as compared to net sales of $182.7 million in 2015. The change in net sales was principally due to lower sales volume, primarily due to reduced demand from the electrical, transportation, and oil and gas markets, partially offset by an increase of approximately $5.4 million in net sales due to a $1.41 per troy ounce increase in the average market price of silver.

Page | 18

Segment operating income for the year ended December 31, 2016 decreased by $5.6 million, or 27.9%, to $14.3 million, as compared to $19.9 million in 2015. The lower operating income during the 2016 period was primarily driven by the reduced sales volume and the $2.5 million in non-cash asset impairment charges discussed above, partially offset by the favorable impact of cost reduction initiatives, which reduced manufacturing overhead costs, and lower SG&A during 2016. The effect of higher average silver prices increased operating income by approximately $0.8 million in 2016.

Tubing

For the year ended December 31, 2016, the Tubing segment net sales decreased by $1.9 million, or 2.4%, to $77.6 million, as compared to $79.5 million in 2015. The change in net sales was primarily due to lower sales of our fabricated metal tubing to the medical industry.

Segment operating income for the year ended December 31, 2016 increased by $0.9 million, or 6.7%, to $14.0 million, as compared to $13.1 million in 2015. The increase in operating income was principally due to improved gross profit margin as a result of favorable product mix and improved production costs, as well as reduced SG&A as a result of lower personnel costs, as compared to 2015.

Building Materials

For the year ended December 31, 2016, the Building Materials segment net sales increased by $17.7 million, or 6.6%, to $284.6 million, as compared to $266.9 million in 2015, driven by increased demand for our private label products and from home centers and lumberyards for our FastenMaster products, as well as increased demand for our roof edge roofing products, as compared to 2015.

Segment operating income increased by $7.0 million, or 18.7%, to $44.5 million for the year ended December 31, 2016, as compared to $37.5 million in 2015. The increase in operating income was primarily due to higher sales volume, favorable manufacturing costs and the benefits of the ITW acquisition, partially offset by higher duties on masonry anchors imported from Asia.

Performance Materials

For the year ended December 31, 2016, the Performance Materials segment net sales were $101.6 million, driven by fiberglass fabric sales serving the industrial fiberglass and aerospace markets. Sales volume was affected by a reduction in U.S. military contracts for ballistic body armor and an inventory correction throughout the commercial aerospace supply chain. Lower demand for certain cellular electronic products also negatively impacted revenues.

Segment operating loss was $32.1 million for the year ended December 31, 2016, primarily due to the non-cash goodwill impairment charge of $24.3 million, as well as $7.9 million of non-cash asset impairment charges associated with the Company's continued integration of JPS discussed above. Operating income was also negatively impacted by the reduced sales volume, and related lower overhead absorption, which were partially offset by lower manufacturing expenses resulting from cost reduction initiatives during 2016.

Electrical Products

As indicated above, the reported operations of the Electrical Products segment are currently comprised solely of the operations of SLI (including EME), which were acquired during 2016. For the year ended December 31, 2016, the Electrical Products segment net sales were $128.6 million, driven by medical, industrial, military and commercial aerospace product line sales. Overall demand has decreased in 2016, as compared to 2015, due to a decline in demand from the medical and aerospace markets, as well as weakness in the oil and gas market.

Segment operating loss for the year ended December 31, 2016 was $1.8 million. Segment operating results have been unfavorably impacted by significant nonrecurring charges, including $1.9 million of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, as well as $1.9 million of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories, and other acquisition-related expenses. The Electrical Products segment operating results also include the non-cash impact of the amortization of acquired intangible assets related to the SLI (including EME) acquisition, including customer order backlog, which is being amortized over periods ranging from two to eight months.

Page | 19

Kasco

Kasco segment net sales decreased by $0.4 million, or 0.6%, to $60.5 million in 2016, as compared to $60.8 million in 2015, due to lower sales from its domestic route business and reduced international shipments as a result of the strength of the U.S. dollar against other currencies, partially offset by strong equipment sales in Canada.

Segment operating income decreased by $1.3 million, or 29.9%, to $3.0 million in 2016, as compared to $4.3 million in 2015, reflecting increased personnel and other operating costs to support the domestic route business.

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

Net Sales

Net sales for the year ended December 31, 2015 increased by $49.0 million, or 8.2%, to $649.5 million, as compared to $600.5 million in 2014. The change in net sales reflects approximately $59.5 million in incremental sales associated with our acquisition of JPS and a net increase from core growth of approximately $6.5 million, which was partially offset by a reduction of approximately $17.1 million in net sales due to lower average silver prices. Excluding the impact of the JPS acquisition and the change in silver prices, net sales increased by approximately $6.5 million on higher volume, primarily from the Building Materials segment. The average silver market price was approximately $15.70 per troy ounce during 2015, as compared to $19.05 per troy ounce in 2014.

Gross Profit

Gross profit for the year ended December 31, 2015 increased to $178.2 million, as compared to $164.8 million in 2014, and was consistent with 2014 as a percentage of net sales. The change in gross profit reflects a net increase from core growth of approximately $5.5 million, and the incremental gross profit and lower manufacturing costs resulting from the JPS and ITW acquisitions, which were partially offset by a reduction of approximately $2.3 million in gross profit due to lower average silver prices. Higher sales volume from the Building Materials segment and Kasco segment led to the increase in gross profit from our core business. Gross profit in the 2015 period also reflects $3.4 million of nonrecurring expense associated with the amortization of the fair value adjustment to acquisition-date inventories associated with the JPS acquisition.

Selling, General and Administrative Expenses

Page | 20

SG&A for the year ended December 31, 2015 was $123.4 million, as compared to $114.1 million in 2014. SG&A from the Performance Materials segment was approximately $4.9 million during 2015. Excluding the impact of the JPS acquisition, the increased SG&A during 2015 was driven by higher personnel costs and business development expenses, primarily associated with our 2015 acquisitions, which were partially offset by lower stock-based compensation charges.

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

In the fourth quarter of 2014, a non-cash asset impairment charge of $0.6 million was recorded related to certain equipment owned by the Company's Joining Materials segment located in Toronto, Canada to be sold or scrapped as part of the Company's integration activities associated with a 2013 acquisition. In addition, the Company recorded a $0.6 million non-cash asset impairment charge associated with certain unused, real property owned by the Company's Kasco segment located in Atlanta, Georgia in the fourth quarter of 2014.

Interest Expense

Interest expense for the year ended December 31, 2015 was $4.6 million, as compared to $7.5 million in 2014. The lower interest expense was primarily due to lower borrowing levels and lower average interest rates in 2015.

Realized and Unrealized Gain on Derivatives

HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

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

Page | 21

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

(a)
The results of the Joining Materials segment in 2014 include a non-cash impairment charge of $0.6 million related to certain equipment located in Toronto, Canada to be sold or scrapped as part of the Company's integration activities associated with a 2013 acquisition.

(b)	The results of the Kasco segment in 2014 include a non-cash impairment charge of $0.6 million associated with certain unused, real property located in Atlanta, Georgia.

Joining Materials

For the year ended December 31, 2015, the Joining Materials segment net sales decreased by $24.6 million, or 11.9%, to $182.7 million, as compared to net sales of $207.3 million in 2014. The change in net sales reflects a reduction of approximately $17.1 million in net sales due to a $3.35 per troy ounce decline in the average market price of silver and lower sales volume, primarily in North America, due to reduced demand from the oil and gas markets.

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

Building Materials

For the year ended December 31, 2015, the Building Materials segment net sales increased by $13.2 million, or 5.2%, to $266.9 million, as compared to $253.6 million in 2014. Sales of both our roofing and FastenMaster products were higher, as compared to 2014, due to growth from our company branded and roof edge roofing products, and strong demand from home centers and lumberyards for our FastenMaster products.

Page | 22

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

Discussion of Consolidated Cash Flows

Comparison of the Years Ended December 31, 2016 and 2015

The following table provides a summary of the Company's consolidated cash flows for the years ended December 31, 2016 and 2015:

	Year Ended
(in thousands)	2016	2015
Net cash provided by operating activities	$82,882	$58,335
Net cash (used in) provided by investing activities	(241,630)	40,788
Net cash provided by (used in) financing activities	164,496	(106,696)
Net change for the year	$5,748	$(7,573)

Operating Activities

Operating cash flows for the year ended December 31, 2016 provided $82.9 million of cash, as compared to $58.3 million in 2015, primarily due to higher operating income, excluding non-cash charges, as well as overall improvements in working capital. Other current liabilities provided $1.4 million during 2016, as compared to a use of $19.0 million in 2015, primarily due to the timing of payments of trade payables. Trade and other receivables used $7.3 million during 2016, as compared to a source of $5.4 million in 2015, driven by higher fourth quarter sales volume in 2016, as compared to the fourth quarter of 2015. Non-cash charges in reflected in operating income include increased depreciation and amortization resulting from our recent acquisitions, as well as the goodwill and asset impairment charges recording in 2016 discussed above under "Results of Operations."

Page | 23

Investing Activities

Investing activities used $241.6 million of cash for the year ended December 31, 2016 and provided $40.8 million of cash in 2015. Investing activities for the year ended December 31, 2016 included a total of $219.6 million paid for the acquisitions of SLI and EME, net of cash acquired. Investing activities for the year ended December 31, 2015 included net proceeds of $155.5 million from the sale of Arlon, LLC, partially offset by acquisition costs of $92.9 million primarily related to the JPS and ITW acquisitions. Capital spending was $25.6 million in 2016, as compared to $15.2 million in 2015, primarily reflecting expenditures made on a steel heat treating production line in the Building Materials segment during 2016. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink during 2015.

Financing Activities

For the year ended December 31, 2016, the Company's financing activities provided $164.5 million of cash. Borrowings under the Company's revolving credit facilities increased by $167.1 million, primarily to finance the SLI and EME acquisitions. For the year ended December 31, 2015, the Company's financing activities used $106.7 million of cash. Borrowings under the Company's revolving credit facilities decreased by $104.3 million for the year ended December 31, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC, partially offset by borrowings to fund the JPS and ITW acquisitions.

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

Investing Activities

Investing activities provided $40.8 million of cash for the year ended December 31, 2015 and used $11.9 million in 2014. Investing activities for the year ended December 31, 2015 included net proceeds of $155.5 million from the sale of Arlon, LLC, partially offset by acquisition costs of $92.9 million primarily related to the JPS and ITW acquisitions. During the third quarter of 2014, the Company received $3.7 million from a 2013 divestiture, which was previously held in escrow pending resolution of certain indemnification provisions contained in the sales agreement. Capital spending was $15.2 million in 2015, as compared with $12.7 million in 2014. The Company also invested approximately $7.6 million, including brokerage commissions, in the common stock of ModusLink in 2015, as compared with $1.5 million in 2014. Discontinued operations used $0.1 million in 2015, as compared to $2.9 million in 2014.

Financing Activities

For the year ended December 31, 2015, the Company's financing activities used $106.7 million of cash. Borrowings under the Company's revolving credit facilities decreased by $104.3 million for the year ended December 31, 2015, primarily driven by cash proceeds from the sale of Arlon, LLC, partially offset by borrowings to fund the JPS and ITW acquisitions.

Page | 24

For the year ended December 31, 2014, the Company's financing activities used $17.1 million of cash. Net term loan repayments totaled $116.3 million, and the Company used $60.6 million for the repurchase of its common stock. Borrowings under the Company's revolving credit facilities increased by $162.4 million. The Company also initiated $12.6 million in borrowings on its WHX CS Loan facility during the third quarter of 2014, which were fully repaid during the same quarter. The changes in the Company's financing structure during 2014 were primarily the result of the Company's entry into an amended and restated senior credit agreement on August 29, 2014, which also resulted in payments of approximately $3.2 million for deferred finance charges.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of December 31, 2016, the Company's current assets totaled $259.4 million, its current liabilities totaled $121.8 million and its net working capital was $137.5 million, as compared to net working capital of $119.2 million as of December 31, 2015. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Pension Plan and the WHX Pension Plan II. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and the WHX Pension Plan II, and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $26.9 million, $22.9 million, $34.3 million, $32.7 million, $29.8 million and $69.1 million in 2017, 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. The Company does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For the JPS Pension Plan, the Company expects to have required minimum contributions of $7.3 million, $8.2 million, $5.6 million, $3.3 million, $2.9 million and $11.5 million in 2017, 2018, 2019, 2020, 2021 and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

During 2016, the Company utilized its remaining U.S. federal income tax net operating loss carryforwards ("NOLs"), excluding NOLs of approximately $37.8 million at December 31, 2016 resulting from the JPS acquisition, which are subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. Accordingly, the Company expects that its requirement to make cash payments for federal income taxes will increase significantly in future periods.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. On March 23, 2016, the Company entered into an amendment to its senior secured revolving credit facility to increase the size of the credit facility by $35.0 million to an aggregate amount of $400.0 million. On December 21, 2016, the Company entered into an additional amendment to its senior secured revolving credit facility to enter into a precious metal consignment arrangement and permit the loan parties under the agreement to enter into certain additional factoring arrangements on the same conditions upon which such arrangements are already permitted under the agreement. On February 24, 2017, the Company entered into an amendment to its senior secured revolving credit facility, which permits H&H Group to fund the minimum annual pension requirements of the WHX Pension Plan II. As of December 31, 2016, H&H Group's availability under its senior secured revolving credit facility was $70.1 million, and as of January 31, 2017, it was $67.2 million. Also during 2016, the Company entered into a master lease agreement, which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property pursuant to the terms of individual lease schedules. As of December 31, 2016, no leases had been entered into under the master lease agreement.

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

Page | 25

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

Contractual Obligations

The following table summarizes the Company's contractual obligations at December 31, 2016 and the effects such obligations are expected to have on liquidity and cash flows in future periods:

	Payments due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt (a)	$274,736	$2,937	$267,939	$3,860	$—
Estimated interest expense (a)(b)	$26,516	$8,879	$17,539	$98	$—
Minimum pension contributions (c)	$254,500	$34,200	$71,000	$68,700	$80,600
Lease commitments	$14,103	$5,030	$5,752	$1,611	$1,710

(a)
Assumes repayment of the $267.2 million balance outstanding on H&H Group's senior secured revolving credit facility on its August 29, 2019 contractual maturity date. Since H&H Group's long-term debt principally consists of a revolving credit facility, the outstanding balance will fluctuate before maturity, and the repayment date and amount may differ.

(b)
Estimated interest expense does not include non-cash amortization of debt issuance costs, which is included in interest expense in the Company's consolidated financial statements. The interest rates used to estimate future interest expense were based on interest rates at December 31, 2016. As the majority of the Company's long-term debt bears interest at variable rates, any future interest rate fluctuations will impact future cash payments.

(c)
Represents total expected required minimum pension plan contributions to the WHX Pension Plan, the WHX Pension Plan II and the JPS Pension Plan for 2017, 2018, 2019, 2020, 2021 and for the five years thereafter. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described elsewhere in this Annual Report on Form 10-K, as well as other changes such as any plan termination or other acceleration events.

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. Although it maintains insurance coverage for certain environmental matters, the Company could incur substantial costs, including cleanup costs, fines or sanctions, and third-party claims for property damage or personal injury, as a result of violations of, or liabilities under, environmental laws. The Company has incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites owned or operated by the Company (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which it has disposed of hazardous substances. As of December 31, 2016, the Company established reserves totaling $9.6 million with respect to certain presently estimated environmental remediation costs. These reserves may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs. In addition, the Company expects that future regulations, and changes in the text or interpretation of existing regulations, may subject it to increasingly stringent standards. Compliance with such requirements may make it necessary for the Company to retrofit existing facilities with additional pollution-control equipment, undertake new measures in connection with the storage, transportation, treatment and disposal of by-products and wastes or take other steps, which may be at a substantial cost.

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of December 31, 2016, customer metal in HNH's custody consisted of 126,427 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium. The market value per ounce of silver, gold and palladium as of December 31, 2016 was $16.05, $1,159.10 and $676.00, respectively.

Page | 26

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

Goodwill, Other Intangibles and Long-Lived Assets

Goodwill represents the difference between the purchase price and the fair value of net assets acquired in a business combination. At December 31, 2016, the Company had recorded goodwill totaling $182.2 million. Goodwill is reviewed annually for impairment in accordance with U.S. GAAP as of the end of the fourth quarter. Goodwill impairment testing consists of a two-step process. Step 1 of the goodwill impairment test involves comparing the fair values of the applicable reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, Step 2 of the goodwill impairment test is performed to determine the amount of impairment loss. An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company utilized a qualitative approach to assess its goodwill as of its most recent assessment date, except for the Performance Materials segment, for which the Company performed a Step 1 and a Step 2 process.

The testing of goodwill for impairment is performed at a level referred to as a reporting unit. Goodwill is allocated to each reporting unit based on the goodwill valued in connection with each business combination consummated within each reporting unit. Five reporting units of the Company currently have goodwill assigned to them. The Company's goodwill impairment testing resulted in an impairment charge of $24.3 million for the year ended December 31, 2016 related to its Performance Materials segment. This impairment resulted from a decline in market conditions and lower demand for certain of JPS' product lines. At December 31, 2016, the remaining goodwill associated with the Performance Materials segment of $7.9 million is at risk of future impairment if the fair value of this reporting unit declines in value. There were no goodwill impairment charges recorded in 2015 and 2014, and the Company does not believe that any of its remaining reporting units are at risk of failing Step 1 of the goodwill impairment test.

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

Page | 27

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

Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the Company's consolidated balance sheets. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated statements of operations.

Pension and Other Post-Retirement Benefit Costs

The Company maintains several qualified and non-qualified pension and other post-retirement benefit plans. The Company recorded pension expense of $8.1 million for the year ended December 31, 2016, and, at December 31, 2016, the Company had recorded pension liabilities totaling $265.5 million. Pension benefits are generally based on years of service and the amount of compensation earned during the participants' employment. However, the qualified pension benefits have been frozen for all participants.

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

The Company determines its actuarial assumptions for its pension and other post-retirement benefit plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

The Company's pension plan assets are diversified as to type of assets, investment strategies employed and number of investment managers used. Investments may include equities, fixed income, cash equivalents, convertible securities and private investment funds. Derivatives may be used as part of the investment strategy. The Company may direct the transfer of assets between investment managers in order to rebalance the portfolio in accordance with asset allocation guidelines established by the Company. The private investment funds, or the investment funds they are invested in, own marketable and non-marketable securities and other investment instruments. Such investments are valued by the private investment funds, underlying investment managers or the underlying investment funds at fair value, as described in their respective financial statements and offering memorandums. The Company utilizes these values in quantifying the value of the assets of its pension plans, which are then used in the determination of the unfunded pension liabilities on the consolidated balance sheets. Because of the inherent uncertainty of valuation of some of the pension plans' investments in private investment funds and the nature of some of the underlying investments held by the investment funds, the recorded value may differ from the value that would have been used had a ready market existed for some of these investments for which market quotations are not readily available.

Management uses judgment to make assumptions on which its employee benefit liabilities and expenses are based. The effect of a 1% change in two key assumptions for the Company's pension plans is summarized as follows:

Page | 28

Assumptions	Statement of Operations Impact (1)	Balance Sheet Impact (2)
	(in millions)
Discount rate: (3)
+1% increase	$1.6	$(49.4)
-1% decrease	$(1.5)	58.2

Expected return on assets:
+1% increase	$(3.2)	N/A
-1% decrease	$3.2	N/A

(1) Estimated impact on 2017 annual net periodic benefit costs.
(2) Estimated impact on December 31, 2016 pension liability.
(3) With respect to the statement of operations impact, amount of change shown is from a +/-1% shift in the yield curve.

Income Taxes

The Company recorded a tax provision of $13.9 million for the year ended December 31, 2016, and has deferred income tax assets, after valuation allowances, totaling $94.9 million at December 31, 2016. As part of the process of preparing its consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it conducts business. This process involves estimating actual current tax expense and temporary differences between tax and financial reporting. Temporary differences result in deferred income tax assets and liabilities, which are included on the consolidated balance sheets. The Company must assess the likelihood that deferred income tax assets will be realized. A valuation allowance is recognized to reduce deferred income tax assets if, and to the extent that, it is more likely than not that all or some portion of the deferred income tax assets will not be realized. The determination of the need for a valuation allowance is based on an on-going evaluation of current information including, among other things, estimates of future earnings in different tax jurisdictions and the expected timing of deferred income tax asset and liability reversals. The Company believes that the determination to record a valuation allowance to reduce deferred income tax assets is a critical accounting estimate because it is based, in part, on an estimate of future taxable income in the various tax jurisdictions in which it does business, which is susceptible to change and may or may not occur, as well as on the estimated timing of the reversal of temporary differences, which give rise to its deferred income tax assets, and because the impact of adjusting a valuation allowance may be material. In the event that actual results differ from estimates in future periods, and depending on the tax strategies that the Company may be able to implement, changes to the valuation allowance could impact its financial position and results of operations.

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

Environmental Remediation

The Company's facilities and operations are subject to extensive environmental laws and regulations imposed by federal, state, foreign and local authorities relating to the protection of the environment. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable, which is a critical accounting estimate. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. At December 31,

Page | 29

2016, total accruals for environmental remediation obligations were $9.6 million. These reserves may not be adequate to cover the ultimate costs of remediation, including discovery of additional contaminants or the imposition of additional cleanup obligations, which could result in significant additional costs, unfavorably impacting the Company's financial position and results of operations.

New or Recently Adopted Accounting Pronouncements

For a discussion of the Company's new or recently adopted accounting pronouncements, see Note 3 to our consolidated financial statements included in "Item 8 - Financial Statements and Supplementary Data."

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices. Our significant market risks are primarily associated with commodity prices, interest rates, equity prices and foreign currency exchange rates. In the normal course of business, we manage these risks through a variety of strategies. We enter into derivative instruments to mitigate certain commodity price risks, and we have entered into derivative instruments to mitigate certain interest rate risks in the past. We do not engage in commodity, interest rate, investment or currency speculation, and no derivatives are held for trading purposes. No credit loss is anticipated on our derivative agreements as the counterparties are major financial institutions that are highly rated, or the derivatives are exchange traded contracts.

HNH's quantitative and qualitative disclosures about market risk include forward-looking statements. These statements are based on certain assumptions with respect to market prices, interest rates and other industry-specific risk factors. To the extent these assumptions prove to be inaccurate, future outcomes may differ materially from those discussed herein.

Commodity Prices:

In the normal course of business, HNH and its subsidiaries are exposed to market risk or price fluctuations related to the purchase of electricity, natural gas, fuel and petroleum-based commodities, including adhesives, and other products, such as yarns, precious metals, electronic and electrical components, steel products and certain non-ferrous metals used as raw materials. HNH is also exposed to the effects of price fluctuations on the value of its commodity inventories, in particular, its precious metal inventory. The raw materials and energy which we use are largely commodities, subject to price volatility caused by changes in global supply and demand and governmental controls.

HNH's market risk strategy has generally been to obtain competitive prices for its products and services, sourced from more than one vendor, and to allow operating results to reflect market price movements dictated by supply and demand.

HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. Certain of these derivatives are not designated as accounting hedges under Accounting Standards Codification 815, Derivatives and Hedging. As of December 31, 2016, HNH had entered into forward contracts with settlement dates through January 2017, for silver with a total value of $9.7 million, for gold with a total value of $0.5 million, for copper with a total value of $0.6 million and for tin with a total value of $0.8 million. There were no futures contracts outstanding at December 31, 2016.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of December 31, 2016, customer metal in HNH's custody consisted of 126,427 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

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

Page | 30

At December 31, 2016, HNH's portfolio of long-term debt was comprised primarily of variable rate instruments. Accordingly, these instruments may be relatively sensitive to the effects of interest rate fluctuations. An increase or decrease in interest expense from a 1% change in interest rates would be approximately $2.7 million on an annual basis based on total debt outstanding at December 31, 2016. In addition, the fair value of such instruments is also affected by investors' assessments of the risks associated with industries in which HNH operates, as well as its overall creditworthiness and ability to satisfy such obligations upon their maturity.

A reduction in long-term interest rates could also materially increase HNH's cash funding obligations to its pension and other post-retirement benefit plans.

Investments:

The Company holds an investment in the common stock of ModusLink and has elected the option to value its investment in ModusLink using fair value, calculated based on the closing market price for ModusLink common stock. The value of this investment decreased from $20.9 million at December 31, 2015 to $12.3 million at December 31, 2016 entirely due to a decrease in the share price of ModusLink's common stock. Fluctuations in the price of ModusLink common stock are subject to market fluctuations and other factors outside of our control, which are not directly linked to the financial and operational performance of the Company.

Foreign Currency Exchange Rates:

HNH manufactures and sells its products in a number of countries throughout the world and, as a result, is exposed to movements in foreign currency exchange rates. Most of its operating costs for its non-U.S. operations are denominated in local currencies. The Company's major foreign currency exposures involve the markets in Asia, Europe, Canada and Mexico. The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets and liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage these specific risks. During the year ended December 31, 2016, the Company recorded a gain of $0.5 million from foreign currency fluctuations, and for the years ended December 31, 2015 and 2014, the Company incurred losses of $0.4 million and $0.3 million from foreign currency fluctuations, respectively.

Page | 31

Item 8.	Financial Statements and Supplementary Data

Page | 32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Handy & Harman Ltd.
New York, New York

We have audited the accompanying consolidated balance sheets of Handy & Harman Ltd. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Handy & Harman Ltd. and subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Handy & Harman Ltd.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 28, 2017

Page | 33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
Handy & Harman Ltd.
New York, New York

We have audited Handy & Harman Ltd. and subsidiaries' (the "Company") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Handy & Harman Ltd.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Item 9A, "Management's Report on Internal Control Over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of SL Industries, Inc. ("SLI"), which was acquired on June 1, 2016, and the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation, which was acquired on September 30, 2016, both which are included on the consolidated balance sheet of Handy & Harman Ltd. as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for the year then ended. These businesses constituted 35.3% of total assets as of December 31, 2016 and 15.5% of net sales for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of SLI and EME because of the timing of the acquisitions, which were completed on June 1, 2016 and September 30, 2016, respectively. Our audit of internal control over financial reporting of Handy & Harman Ltd. also did not include an evaluation of the internal control over financial reporting of SLI and EME.
In our opinion, Handy & Harman Ltd. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Handy & Harman Ltd. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ BDO USA, LLP

New York, New York
February 28, 2017

Page | 34

HANDY & HARMAN LTD.
Consolidated Balance Sheets

	December 31,	December 31,
(in thousands, except par value)	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$29,122	$23,728
Trade and other receivables - net of allowance for doubtful accounts of $2,489 and $1,451, respectively	122,550	74,375
Inventories, net	99,455	82,804
Prepaid and other current assets	8,239	9,295
Total current assets	259,366	190,202
Property, plant and equipment at cost, less accumulated depreciation	131,628	112,686
Goodwill	182,185	121,829
Other intangibles, net	144,979	43,117
Investment in associated company	12,318	20,923
Deferred income tax assets	94,906	120,149
Other non-current assets	11,138	15,767
Total assets	$836,520	$624,673
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$62,792	$34,466
Accrued liabilities	45,933	31,497
Accrued environmental liabilities	9,625	2,531
Short-term debt	553	742
Current portion of long-term debt	2,937	1,720
Total current liabilities	121,840	70,956
Long-term debt	271,799	97,106
Accrued pension liabilities	265,547	265,566
Other post-retirement benefit obligations	3,540	2,624
Deferred income tax liabilities	2,826	402
Other non-current liabilities	4,373	3,479
Total liabilities	669,925	440,133
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,627 and 13,579 shares, respectively	136	136
Accumulated other comprehensive loss	(267,007)	(259,392)
Additional paid-in capital	587,705	586,693
Treasury stock, at cost - 1,386 and 1,371 shares, respectively	(34,852)	(34,454)
Accumulated deficit	(119,387)	(108,443)
Total stockholders' equity	166,595	184,540
Total liabilities and stockholders' equity	$836,520	$624,673

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 35

HANDY & HARMAN LTD.
Consolidated Statements of Operations

	Year Ended December 31,
(in thousands, except per share)	2016	2015	2014
Net sales	$828,343	$649,468	$600,468
Cost of goods sold	600,432	471,254	435,689
Gross profit	227,911	178,214	164,779
Selling, general and administrative expenses	171,479	123,422	114,141
Pension expense	8,139	7,480	3,739
Goodwill impairment charges	24,254	—	—
Asset impairment charges	8,990	1,398	1,179
Operating income	15,049	45,914	45,720
Other:
Interest expense	7,198	4,598	7,544
Realized and unrealized gain on derivatives	(148)	(588)	(1,307)
Other (income) expense	(376)	384	181
Income from continuing operations before tax and equity investment	8,375	41,520	39,302
Tax provision	13,893	17,997	17,008
Loss from associated company, net of tax	5,426	6,532	7,101
(Loss) income from continuing operations, net of tax	(10,944)	16,991	15,193
Discontinued operations:
Income from discontinued operations, net of tax	—	565	9,935
Gain on disposal of assets, net of tax	—	88,807	42
Net income from discontinued operations	—	89,372	9,977
Net (loss) income	$(10,944)	$106,363	$25,170
Basic and diluted (loss) income per share of common stock
(Loss) income from continuing operations, net of tax, per share	$(0.89)	$1.49	$1.23
Discontinued operations, net of tax, per share	—	7.86	0.81
Net (loss) income per share	$(0.89)	$9.35	$2.04
Weighted-average number of common shares outstanding	12,242	11,380	12,334

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 36

HANDY & HARMAN LTD.
Consolidated Statements of Comprehensive (Loss) Income

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net (loss) income	$(10,944)	$106,363	$25,170

Other comprehensive (loss) income, net of tax:
Changes in pension liabilities and other post-retirement benefit obligations	(8,490)	(35,521)	(83,887)
Tax effect of changes in pension liabilities and other post-retirement benefit obligations	3,107	13,571	31,924
Foreign currency translation adjustments	(2,119)	(1,855)	(1,928)
Tax effect of changes in foreign currency translation adjustments	(113)	235	—
Other comprehensive loss	(7,615)	(23,570)	(53,891)

Comprehensive (loss) income	$(18,559)	$82,793	$(28,721)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 37

HANDY & HARMAN LTD.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, January 1, 2014	13,444	$134	$(181,931)	$565,441	$(9,796)	$(239,976)	$133,872
Amortization, issuance and forfeitures of restricted stock grants	136	2	—	4,815	—	—	4,817
Changes in pension liabilities and other post-retirement benefit obligations, net of tax	—	—	(51,963)	—	—	—	(51,963)
Foreign currency translation adjustments, net of tax	—	—	(1,928)	—	—	—	(1,928)
Purchases of treasury stock	—	—	—	—	(60,579)	—	(60,579)
Net income	—	—	—	—	—	25,170	25,170
Balance, December 31, 2014	13,580	136	(235,822)	570,256	(70,375)	(214,806)	49,389
Amortization, issuance and forfeitures of restricted stock grants	(1)	—	—	3,610	—	—	3,610
Changes in pension liabilities and other post-retirement benefit obligations, net of tax	—	—	(21,950)	—	—	—	(21,950)
Foreign currency translation adjustments, net of tax	—	—	(1,620)	—	—	—	(1,620)
Treasury shares issued in JPS acquisition	—	—	—	12,827	35,921	—	48,748
Net income	—	—	—	—	—	106,363	106,363
Balance, December 31, 2015	13,579	136	(259,392)	586,693	(34,454)	(108,443)	184,540
Amortization, issuance and forfeitures of restricted stock grants	48	—	—	1,012	—	—	1,012
Changes in pension liabilities and other post-retirement benefit obligations, net of tax	—	—	(5,383)	—	—	—	(5,383)
Foreign currency translation adjustments, net of tax	—	—	(2,232)	—	—	—	(2,232)
Purchases of treasury stock	—	—	—	—	(398)	—	(398)
Net loss	—	—	—	—	—	(10,944)	(10,944)
Balance, December 31, 2016	13,627	$136	$(267,007)	$587,705	$(34,852)	$(119,387)	$166,595

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 38

HANDY & HARMAN LTD.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(10,944)	$106,363	$25,170
Net income from discontinued operations	—	(89,372)	(9,977)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	40,097	18,380	13,137
Non-cash stock-based compensation	1,466	3,373	5,105
Non-cash loss from investment in associated company, net of tax	5,426	6,532	7,101
Amortization of debt issuance costs	1,118	1,088	1,480
Deferred income taxes	7,958	15,130	13,414
Gain from asset dispositions	(620)	(62)	(176)
Goodwill impairment charges	24,254	—	—
Asset impairment charges	10,398	1,398	1,179
Non-cash loss (gain) from derivatives	14	37	(213)
Reclassification of net cash settlements on precious metal contracts to investing activities	(162)	(625)	(1,093)
Change in operating assets and liabilities, net of acquisitions:
Trade and other receivables	(7,342)	5,402	(817)
Inventories	8,833	9,578	(5,431)
Prepaid and other current assets	1,813	2,674	2,192
Other current liabilities	1,432	(19,011)	(18,642)
Other items, net	(859)	(296)	(328)
Net cash provided by continuing operations	82,882	60,589	32,101
Net cash (used in) provided by discontinued operations	—	(2,254)	18,588
Net cash provided by operating activities	82,882	58,335	50,689
Cash flows from investing activities:
Additions to property, plant and equipment	(25,622)	(15,225)	(12,658)
Net cash settlements on precious metal contracts	162	625	1,093
Acquisitions, net of cash acquired	(219,576)	(92,913)	—
Proceeds from sale of assets	3,406	466	332
Investments in associated company	—	(7,607)	(1,499)
Proceeds from sale of discontinued operations	—	155,517	3,732
Net cash used in investing activities of discontinued operations	—	(75)	(2,902)
Net cash (used in) provided by investing activities	(241,630)	40,788	(11,902)

Page | 39

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from financing activities:
Net revolver borrowings (repayments)	167,111	(104,262)	162,425
Repayments of term loans - domestic	(444)	(1,078)	(156,265)
Net (repayments) borrowings on loans - foreign	(315)	240	315
Deferred finance charges	(747)	(477)	(3,175)
Net change in overdrafts	(750)	(1,190)	186
Purchases of treasury stock	(398)	—	(60,579)
Other financing activities	39	71	(50)
Proceeds from term loans - domestic	—	—	40,000
Proceeds from WHX CS Loan	—	—	12,600
Repayment of WHX CS Loan	—	—	(12,600)
Net cash provided by (used in) financing activities	164,496	(106,696)	(17,143)
Net change for the year	5,748	(7,573)	21,644
Effect of exchange rate changes on cash and cash equivalents	(354)	(348)	(295)
Cash and cash equivalents at beginning of year	23,728	31,649	10,300
Cash and cash equivalents at end of year	$29,122	$23,728	$31,649

Cash paid during the year for:
Interest	$5,855	$3,598	$6,634
Taxes	$5,934	$5,032	$5,497

Non-cash investing activities:
Exchange of treasury stock for shares of JPS Industries, Inc.	$—	$48,748	$—

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Page | 40

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH owns Handy & Harman Group Ltd. ("H&H Group"), which owns Handy & Harman ("H&H") and Bairnco, LLC ("Bairnco"), formerly Bairnco Corporation. HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). The Electrical Products segment is currently comprised of the operations of SL Industries, Inc. ("SLI") and the Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation ("Hamilton"), which were acquired on June 1, 2016 and September 30, 2016, respectively, as discussed in Note 4 - "Acquisitions." All references herein to "we," "our" or the "Company" refer to HNH together with all its subsidiaries.

Note 2 – Summary of Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of HNH and its subsidiaries. All material intercompany transactions and balances have been eliminated.

Discontinued Operations

The results of operations for businesses that have been disposed of or classified as held-for-sale are segregated from the results of the Company's continuing operations and classified as discontinued operations for each period presented in the Company's consolidated statements of operations. Similarly, the assets and liabilities of such businesses are reclassified from continuing operations and presented as discontinued operations for each period presented on the Company's consolidated balance sheets.

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

The Company experiences a certain degree of sales returns that varies over time, but is able to make a reasonable estimation of expected sales returns based upon history. The Company records all shipping and handling fees billed to customers as revenue, and related costs are charged principally to cost of goods sold when incurred. The Company has also entered into agreements with certain customers under which the Company has agreed to pay rebates to such customers. These programs are typically structured to incentivize the customers to increase their annual purchases from the Company. The rebates are usually calculated as a percentage of the purchase amount, and such percentages may increase as the customer's level of purchases rise. Rebates are recorded as a reduction of net sales in the consolidated statements of operations and are accounted for on an accrual basis. As of December 31, 2016 and 2015, accrued rebates payable totaled $7.4 million and $7.6 million, respectively, and are included in accrued liabilities on the consolidated balance sheets. In limited circumstances, the Company is required to collect and remit sales tax on certain of

Page | 41

its sales. The Company accounts for sales taxes on a net basis, and such sales taxes are not included in net sales in the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less. As of December 31, 2016 and 2015, the Company had cash held in foreign banks of $10.9 million and $4.5 million, respectively. The Company's credit risk arising from cash deposits held in U.S. banks in excess of insured amounts is reduced given that cash balances in U.S. banks are generally utilized to pay down the Company's revolving credit loans (see Note 11 - "Credit Facilities"). At December 31, 2016, the Company held cash and cash equivalents which exceeded federally-insured limits by approximately $17.6 million.

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

The Company believes that the credit risk with respect to trade receivables is limited due to the Company's credit evaluation process, the allowance for doubtful accounts that has been established and the diversified nature of its customer base. There were no customers which accounted for more than 10% of consolidated net sales in 2016, 2015 or 2014. In 2016, 2015 and 2014, the 15 largest customers accounted for approximately 29%, 33% and 31% of consolidated net sales, respectively.

Inventories

Inventories are generally stated at the lower of cost (determined by the first-in, first-out method or average cost method) or market. Cost is determined by the last-in, first-out ("LIFO") method for certain precious metal inventory held in the U.S., and remaining precious metal inventory is primarily carried at fair value. For precious metal inventory, no segregation among raw materials, work in process and finished products is practicable.

Non-precious metal inventories are evaluated for estimated excess and obsolescence based upon assumptions about future demand and market conditions, and are adjusted accordingly. If actual market conditions are less favorable than those projected, future write-downs may be required.

Derivatives and Risks

Precious Metal and Commodity Risk

HNH's precious metal and commodity inventories are subject to market price fluctuations. HNH enters into commodity futures and forward contracts to mitigate the impact of price fluctuations on its precious and certain non-precious metal inventories that are not subject to fixed price contracts. The Company's hedging strategy is designed to protect it against normal volatility; therefore, abnormal price changes in these commodities or markets could negatively impact HNH's earnings. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. HNH accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification ("ASC") 815, Derivatives and Hedging.

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

Page | 42

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

Interest Rate Risk

HNH has entered into interest rate swap agreements in the past in order to economically hedge a portion of its debt, which was subject to variable interest rates. As these derivatives were not designated as accounting hedges under U.S. GAAP, they were accounted for as derivatives with no hedge designation. The Company recorded the gains and losses both from the mark-to-market adjustments and net settlements in interest expense in the consolidated statements of operations as the hedges were intended to offset interest rate movements.

Foreign Currency Exchange Rate Risk

The Company is subject to the risk of price fluctuations related to anticipated revenues and operating costs, firm commitments for capital expenditures and existing assets and liabilities denominated in currencies other than the U.S. dollar. The Company has not generally used derivative instruments to manage this risk.

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

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test discussed above; otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. The Company utilized a qualitative approach to assess its goodwill as of its most recent assessment date, except for the Performance Materials segment, for which the Company performed a Step 1 and a Step 2 process.

Intangible assets with finite lives are amortized over their estimated useful lives. The Company also reviews long-lived assets for impairment whenever events, or changes in circumstances, indicate the carrying amount of such assets may not be

Page | 43

recoverable. Long-lived assets consisting of land and buildings used in previously operating businesses are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets used in previously operating businesses is recorded as an asset impairment charge in the consolidated statements of operations.

Investment In Associated Company

The Company accounts for its investment in ModusLink Global Solutions, Inc. ("ModusLink") using the equity method of accounting because the Company has the ability to exercise significant influence over the investee's operating and financial policies.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at current exchange rates and related revenues and expenses are translated at average rates of exchange in effect during the year. Resulting cumulative translation adjustments are recorded as a separate component of other comprehensive income (loss).

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

Note 3 – New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five step process to achieve this core principle. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. The ASU, as amended, is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively

Page | 44

to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company is continuing to evaluate the impact of this guidance and the transition alternatives on its consolidated financial statements and, therefore, cannot reasonably estimate the impact that adoption will have on its financial condition, results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the LIFO method. On January 1, 2017, the Company began applying the inventory measurement provisions of the new ASU and such provisions did not have and are not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement to restate prior-period financial statements for measurement-period adjustments following a business combination. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior-period impact of the adjustment should either be presented separately on the face of the statement of operations or disclosed in the notes. This new guidance was effective for the Company's 2016 fiscal year. The amendments in this ASU will be applied prospectively to adjustments to provisional amounts that occur after the effective date of this ASU. The adoption of ASU No. 2015-16 did not have any impact on the Company's 2016 financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability, measured on a discounted basis, on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. A modified retrospective transition approach is required for capital and operating leases existing at the date of adoption, with certain practical expedients available. The Company is currently evaluating the potential impact of this new guidance, which is effective for the Company's 2019 fiscal year.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year, and the Company has adopted its provisions as of January 1, 2017. The impacts of certain amendments in ASU No. 2016-09, such as those related to the treatment of tax windfalls from stock based compensation that are included in NOLs and elections made for accounting for forfeitures, are required to be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. However, since the Company has utilized the majority of its NOLs at December 31, 2016 (see Note 16 - "Income Taxes"), and has elected to continue to estimate forfeitures under its current policy, there were no modified retrospective adjustments recorded upon adoption. The other provisions of ASU No. 2016-09, such as classification of certain items in the statement of cash flows, will be applied in 2017, with reclassification of prior period amounts where applicable.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new standard provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in ASU No.

Page | 45

2016-18 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard provides guidance to help determine more clearly what is a business acquisition, as opposed to an asset acquisition. The amendments provide a screen to help determine when a set of components is a business, by reducing the number of transactions in an acquisition that need to be evaluated. The new standard states that to classify the acquisition of assets as a business, there must be an input and a substantive process that jointly contribute to the ability to create outputs, with outputs being defined as the key elements of the business. If all of the fair value of the assets acquired are concentrated in a single asset group, this would not qualify as a business. The amendments in ASU No. 2017-01 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This new standard simplifies subsequent measurements of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, entities will perform their interim or annual goodwill impairment testing by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge based on the amount that the carrying amount exceeds the reporting unit's fair value. The loss recognized should not exceed the total goodwill allocated to the reporting unit. The amendments in ASU No. 2017-04 are effective for the Company's 2020 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

Note 4 – Acquisitions

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

JPS

Effective July 2, 2015, H&H Group completed the acquisition of JPS Industries, Inc. ("JPS") pursuant to an agreement and plan of merger, dated as of May 31, 2015, by and among the Company, H&H Group, HNH Group Acquisition LLC, a Delaware limited liability company and a subsidiary of H&H Group ("H&H Acquisition Sub"), HNH Group Acquisition Sub LLC, a Delaware limited liability company and a wholly owned subsidiary of H&H Acquisition Sub ("Sub"), and JPS. JPS is a manufacturer of mechanically formed glass, quartz and aramid substrate materials for specialty applications in a wide expanse of markets requiring highly engineered components. At the effective time of the Merger (as defined below), Sub was merged with and into JPS ("Merger"), with JPS being the surviving corporation in the Merger, and each outstanding share of JPS common stock (other than shares held by the Company and its affiliates, including SPH Group Holdings LLC ("SPH Group Holdings"), a subsidiary of Steel Partners Holdings L.P. ("SPLP"), the parent company of the Company, and a significant stockholder of JPS), was converted into the right to receive $11.00 in cash. The aggregate merger consideration of $70.3 million was funded by H&H Group and SPH Group Holdings. H&H Group's funding of the aggregate merger consideration totaled approximately $65.7 million, which was financed through additional borrowings under the Company's senior secured revolving credit facility.

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

Page | 46

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

The goodwill of $32.2 million arising from the acquisition was assigned to the Company's Performance Materials segment, of which $24.1 million was not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $4.3 million, customer relationships of $3.1 million and developed technology of $1.7 million. These intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships JPS has with its existing customer base. The valuations of acquired trade names and developed technology were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the year ended December 31, 2016 were approximately $101.6 million and $32.1 million, respectively. The operating loss reflects a goodwill impairment charge of $24.3 million (see Note 9 - "Goodwill and Other Intangibles"). The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the year ended December 31, 2015 were approximately $59.5 million and $2.2 million, which included $3.4 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventories. The results of operations of the acquired business are reported within the Company's Performance Materials segment, which is currently comprised solely of the operations of JPS.

SLI

On April 6, 2016, the Company entered into a definitive merger agreement with SLI, pursuant to which it commenced a cash tender offer to purchase all the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares at the time of the Offer.

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

Page | 47

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,088
Prepaid and other current assets	8,254
Property, plant and equipment	23,950
Goodwill	54,150
Other intangibles	92,326
Other non-current assets	257
Total assets acquired	240,690
Trade payables	(18,433)
Accrued liabilities	(18,521)
Long-term debt	(9,500)
Deferred income tax liabilities	(26,469)
Other non-current liabilities	(5,782)
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $54.2 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Electrical Products segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $14.7 million, customer relationships of $59.9 million, developed technology and patents of $10.7 million, and customer order backlog of $6.9 million. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in accrued liabilities and other non-current liabilities above is a total of $8.1 million for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 19 - "Commitments and Contingencies."

The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the year ended December 31, 2016 were approximately $112.7 million and $1.8 million, respectively, which includes $1.9 million of expenses associated with the amortization of the fair value adjustment to acquisition-date inventories and also $1.9 million of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in selling, general and administrative expenses in the 2016 consolidated statement of operations. SLI's results of operations are reported within the Company's Electrical Products segment.

EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SLI, entered into an asset purchase agreement ("Purchase Agreement") with Hamilton. Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of EME used or useful in the design, development, manufacture, marketing, service, distribution, repair and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its

Page | 48

customer base. SMTI purchased the acquired net assets for $62.6 million in cash and assumption of certain ordinary-course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$4,249
Inventories	3,047
Prepaid and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,645
Other intangibles	28,370
Total assets acquired	68,897
Trade payables	(3,440)
Accrued liabilities	(2,882)
Net assets acquired	$62,575

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $30.6 million arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Electrical Products segment and is expected to be deductible for income tax purposes. Other intangibles consist of customer relationships of $27.2 million and customer order backlog of $1.2 million. The customer order backlog is being amortized based on the expected period over which the orders will be fulfilled of four months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. The amount of net sales and operating loss of the acquired business included in the consolidated statement of operations for the year ended December 31, 2016 were approximately $15.9 million and $0.1 million, respectively. EME's results of operations are reported within the Company's Electrical Products segment.

Pro Forma Disclosures

Unaudited pro forma net sales and income from continuing operations, net of tax, of the combined entities is presented below as if JPS had been acquired January 1, 2014, and SLI and EME had both been acquired January 1, 2015.

	Year Ended
	December 31,
(in thousands, except per share)	2016	2015	2014
Net sales	$961,644	$987,105	$759,578
(Loss) income from continuing operations, net of tax	$(4,226)	$19,998	$13,228
(Loss) income from continuing operations, net of tax, per share	$(0.35)	$1.64	$0.96
Weighted-average number of common shares outstanding	12,242	12,214	13,763

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the JPS acquisition taken place on January 1, 2014 and both the SLI and EME acquisitions taken place on January 1, 2015. The information for the years ended December 31, 2016, 2015 and 2014 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings for all periods reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years, except for the customer order backlog, which

Page | 49

is amortized over periods ranging from two to eight months. The unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions.

The 2016 unaudited pro forma earnings exclude a total of $9.2 million of acquisition-related costs incurred by both the Company and the acquired entities during the year ended December 31, 2016. Of these costs that were excluded from 2016 pro forma expenses, an expense of $1.9 million from the amortization of the fair value adjustment to acquisition-date inventories and an expense of $1.9 million associated with the acceleration of SLI's previously outstanding stock-based compensation awards were reflected in 2015 and reduced the 2015 unaudited pro forma earnings.

The 2015 unaudited pro forma earnings also reflect adjustments to exclude a total of $7.5 million of acquisition-related costs incurred by both the Company and the acquired entities during the year ended December 31, 2015 and $3.4 million of nonrecurring expense related to JPS's amortization of the fair value adjustment to acquisition-date inventories. The 2014 unaudited pro forma earnings were adjusted to include the fair value adjustment to acquisition-date inventories for JPS.

Note 5 – Divestitures

On December 18, 2014, H&H Group and Bairnco entered into a stock purchase agreement to sell all the issued and outstanding equity interests of Arlon, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Bairnco, and its subsidiaries (other than Arlon India (Pvt) Limited) for $157.0 million in cash, less transaction fees, subject to a final working capital adjustment and certain potential reductions as provided in the stock purchase agreement, which are reflected in proceeds from sale of discontinued operations in the consolidated statements of cash flows. The closing of the sale occurred in January 2015. The operations of Arlon, LLC comprised substantially all of the Company's former Arlon Electronic Materials segment, which manufactured high performance materials for the printed circuit board industry and silicone rubber-based materials.

The net income from discontinued operations includes the following:

	Year Ended December 31,
(in thousands)	2015	2014
Net sales	$5,952	$103,392
Operating income	920	16,423
Interest expense and other income (expense)	10	(9)
Tax provision	(365)	(6,479)
Income from discontinued operations, net of tax	565	9,935
Gain on disposal of assets	93,859	71
Tax provision	(5,052)	(29)
Gain on disposal of assets, net of tax	88,807	42
Net income from discontinued operations	$89,372	$9,977

Based on a tax reorganization completed in anticipation of the sale of Arlon, LLC, as well as the release of Arlon, LLC's net deferred tax liabilities totaling $7.6 million, the effective tax rate on the gain on disposal of Arlon, LLC in 2015 was 5.4%.

In October 2016, JPS sold the equipment and certain customer information, as well as related inventories, of its Slater, South Carolina facility for $3.5 million. The operations of this facility were not significant to the consolidated financial statements of the Company.

Note 6 – Asset Impairment Charges

In connection with its continued integration of JPS, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded asset impairment charges totaling $7.9 million associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations.

In the Joining Materials segment, due to improved operational productivity and available capacity at other Lucas-Milhaupt facilities, the Company approved the closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. During the third quarter of 2016, the Company recorded asset impairment charges totaling $2.5

Page | 50

million, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure. The inventory write-down was recorded in cost of goods sold in the consolidated statements of operations.

In the fourth quarter of 2015, a non-cash asset impairment charge of $1.4 million was recorded related to certain unused, real property located in Norristown, Pennsylvania to reflect its current market value.

In the fourth quarter of 2014, a non-cash asset impairment charge of $0.6 million was recorded related to certain equipment owned by the Company's Joining Materials segment located in Toronto, Canada to be sold or scrapped as part of the Company's integration activities associated with a 2013 acquisition. In addition, the Company recorded a $0.6 million non-cash asset impairment charge associated with certain unused, real property owned by the Company's Kasco segment located in Atlanta, Georgia in the fourth quarter of 2014.

Note 7 – Inventories

Inventories, net at December 31, 2016 and 2015 were comprised of:

	December 31,	December 31,
(in thousands)	2016	2015
Finished products	$32,339	$31,355
In-process	18,482	19,873
Raw materials	34,318	18,451
Fine and fabricated precious metals in various stages of completion	15,019	13,155
	100,158	82,834
LIFO reserve	(703)	(30)
Total	$99,455	$82,804

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of December 31, 2016, customer metal in HNH's custody consisted of 126,427 ounces of silver, 520 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	December 31,	December 31,
(in thousands, except per ounce)	2016	2015
Precious metals stated at LIFO cost	$4,977	$3,506
Precious metals stated under non-LIFO cost methods, primarily at fair value	$9,339	$9,619
Market value per ounce:
Silver	$16.05	$13.86
Gold	$1,159.10	$1,062.25
Palladium	$676.00	$547.00

Note 8 – Property, Plant and Equipment

Property, plant and equipment, net at December 31, 2016 and 2015 was comprised of:

Page | 51

	December 31,	December 31,
(in thousands)	2016	2015
Land	$9,990	$7,841
Buildings, machinery and equipment	201,690	180,519
Construction in progress	20,836	10,273
	232,516	198,633
Accumulated depreciation	100,888	85,947
Total	$131,628	$112,686

Depreciation expense for the years ended 2016, 2015 and 2014 was $21.2 million, $14.4 million and $9.9 million, respectively.

Note 9 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the years ended December 31, 2016 and 2015 were as follows (in thousands):

Segment	Balance at January 1, 2016	Adjustments	Additions	Impairments	Balance at December 31, 2016	Accumulated Impairment Losses
Joining Materials	$16,210	$(11)	$—	$—	$16,199	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388	—
Performance Materials	32,336	(174)	—	(24,254)	7,908	24,254
Electrical Products	—	—	84,795	—	84,795	—
Total	$121,829	$(185)	$84,795	$(24,254)	$182,185	$24,254

Segment	Balance at January 1, 2015	Adjustments	Additions	Impairments	Balance at December 31, 2015	Accumulated Impairment Losses
Joining Materials	$16,238	$(28)	$—	$—	$16,210	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	50,120	—	21,268	—	71,388	—
Performance Materials	—	—	32,336		32,336	—
Total	$68,253	$(28)	$53,604	$—	$121,829	$—

The $84.8 million addition to goodwill within the Electrical Products segment during the year ended December 31, 2016 was due to the Company's SLI and EME acquisitions discussed in Note 4 - "Acquisitions." Other intangible assets at cost as of December 31, 2016 include $120.7 million in intangible assets, primarily trade names, customer relationships, developed technology, patents and customer order backlog, associated with the SLI and EME acquisitions. The goodwill and intangible asset balances associated with the SLI and EME acquisitions are subject to adjustment during the finalization of the purchase price allocations for these acquisitions.

In the fourth quarter of 2016, the Company recorded a goodwill impairment charge of $24.3 million in its Performance Materials segment, resulting from a decline in market conditions and lower demand for certain of JPS' product lines. The fair value of the Performance Materials segment used in determining the goodwill impairment charge was based on valuations using a combination of the income and market approaches. See Note 18 - "Fair Value Measurements" for further discussion of these valuation methodologies.

Other intangible assets as of December 31, 2016 and 2015 consisted of:

Page | 52

(in thousands)	December 31, 2016			December 31, 2015			Weighted-Average Amortization Life (in Years)
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$121,820	$(18,554)	$103,266	$35,077	$(10,702)	$24,375	16.2
Trademarks, trade names and brand names	27,439	(4,184)	23,255	12,739	(2,649)	10,090	15.4
Developed technology, patents and patent applications	16,527	(3,518)	13,009	5,591	(2,591)	3,000	14.8
Non-compete agreements	774	(737)	37	774	(714)	60	8.3
Customer order backlog	8,130	(7,529)	601	—	—	—	0.3
Other	7,391	(2,580)	4,811	7,331	(1,739)	5,592	7.6
Total	$182,081	$(37,102)	$144,979	$61,512	$(18,395)	$43,117

Amortization expense totaled $18.9 million, $4.0 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The increase in amortization expense during 2016 was principally due to the Company's recent acquisitions. The estimated amortization expense for each of the five succeeding years and thereafter is as follows:

(in thousands)	Customer Relationships	Trademarks, Trade Names and Brand Names	Technology, Patents and Patent Applications	Non-Compete Agreements	Customer Order Backlog	Other	Total
2017	$13,121	$1,840	$911	$16	$601	$842	$17,331
2018	11,598	1,807	1,082	16	—	730	15,233
2019	10,309	1,641	1,082	5	—	719	13,756
2020	9,193	1,641	1,082	—	—	719	12,635
2021	7,945	1,641	1,082	—	—	719	11,387
Thereafter	51,100	14,685	7,770	—	—	1,082	74,637
Total	$103,266	$23,255	$13,009	$37	$601	$4,811	$144,979

Note 10 – Investment

The Company holds an investment in the common stock of a public company, ModusLink, which is classified as an investment in associated company on the consolidated balance sheets. The Company carries its ModusLink investment on the consolidated balance sheets at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of common stock of ModusLink at both December 31, 2016 and December 31, 2015, and the value of this investment decreased from $20.9 million at December 31, 2015 to $12.3 million at December 31, 2016 entirely due to a decrease in the share price of ModusLink's common stock.

As of December 31, 2016, SPLP and its associated companies, which include the Company, owned a combined total of 18,182,705 ModusLink common shares, which represented approximately 32.9% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink appears in the table below. This information is presented for the quarter ended October 31, 2016, ModusLink's most recently completed fiscal quarter, as compared to the same quarter of 2015, as well as for the twelve-month periods ended October 31, 2016, 2015 and 2014, the nearest practicable twelve-month periods corresponding to the Company's fiscal years.

Page | 53

	October 31,	July 31,
(in thousands)	2016	2016
Current assets	$317,014	$319,891
Non-current assets	$28,169	$28,041
Current liabilities	$200,966	$194,766
Non-current liabilities	$67,483	$67,226
Stockholders' equity	$76,734	$85,940

	Three Months Ended		Year Ended
	October 31,		October 31,
(in thousands)	2016	2015	2016	2015	2014
Net revenue	$121,327	$141,089	$439,261	$515,318	$719,429
Gross profit	$9,333	$12,452	$21,639	$48,099	$71,568
Loss from continuing operations	$(8,543)	$(14,773)	$(55,051)	$(33,424)	$(16,678)
Net loss	$(8,543)	$(14,773)	$(55,051)	$(33,424)	$(16,677)

Note 11 – Credit Facilities

Debt at December 31, 2016 and 2015 was as follows:

	December 31,	December 31,
(in thousands)	2016	2015
Short-term debt
Foreign	$553	$742
Long-term debt
Revolving facilities	267,224	90,613
Other debt - domestic	6,493	6,936
Foreign loan facilities	1,019	1,277
Subtotal	274,736	98,826
Less portion due within one year	2,937	1,720
Total long-term debt	271,799	97,106
Total debt	$275,289	$99,568

Long-term debt at December 31, 2016 matures in each of the next five years as follows:

(in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Long-term debt (a)	$274,736	$2,937	$357	$267,582	$3,860	$—	$—

(a)	Assumes repayment of the Company's senior secured revolving credit facility on its contractual maturity date.

Senior Credit Facilities

On August 29, 2014, H&H Group entered into an amended and restated senior credit agreement ("Senior Credit Facility"), which provided for an up to $365.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. On January 22, 2015, H&H Group, and certain subsidiaries of H&H Group, entered into an amendment to its Senior Credit Facility to, among other things, provide for the consent of the administrative agent and the lenders, subject to compliance with certain conditions, for the tender offer by H&H Acquisition Sub for the shares of JPS, including the use of up to $71.0 million under the Senior Credit Facility to purchase such shares, and certain transactions related thereto. In addition, H&H Acquisition Sub and HNH Acquisition LLC became guarantors under the Senior Credit Facility pursuant to the amendment. See further discussion regarding the JPS transaction in Note 4 - "Acquisitions." On March 23, 2016, H&H Group entered into an amendment to its Senior Credit Facility to increase the size of

Page | 54

the credit facility by $35.0 million to an aggregate amount of $400.0 million. On December 21, 2016, H&H Group, and certain subsidiaries of H&H Group, entered into an additional amendment to its Senior Credit Facility to, among other things, allow Lucas Milhaupt, Inc., a wholly-owned subsidiary of H&H Group, to enter into a precious metal consignment arrangement with Bank of Nova Scotia, as consignor, and permit the loan parties under the Senior Credit Facility to enter into certain additional factoring arrangements on the same conditions upon which such arrangements are already permitted under the Senior Credit Facility. On February 24, 2017, H&H Group entered into an amendment to its Senior Credit Facility, which permits H&H Group to fund the minimum annual pension requirements of the WHX Pension Plan II.

Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.50% and 1.50%, respectively, for LIBOR and Base Rate borrowings at December 31, 2016), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.24% at December 31, 2016. At December 31, 2016, letters of credit totaling $6.7 million had been issued under the Senior Credit Facility, including $3.2 million of the letters of credit guaranteeing various insurance activities, and $3.5 million for environmental and other matters. H&H Group's availability under the Senior Credit Facility was $70.1 million as of December 31, 2016.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at December 31, 2016.

The increase in the amount outstanding under the Senior Credit Facility during the year ended December 31, 2016 was principally attributable to the SLI and EME acquisitions discussed in Note 4 - "Acquisitions."

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

Master Lease Agreement

During the year ended December 31, 2016, the Company entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of December 31, 2016, no leases had been entered into under the master lease agreement.

WHX CS Loan

On June 3, 2014, WHX CS Corp., a wholly-owned subsidiary of the Company, entered into a credit agreement ("WHX CS Loan"), which provided for a term loan facility with borrowing availability of up to a maximum aggregate principal amount

Page | 55

of $15.0 million. The amounts outstanding under the WHX CS Loan bore interest at LIBOR plus 1.25%. On August 29, 2014, the WHX CS Loan was terminated and all outstanding amounts thereunder were repaid.

Other Debt

A subsidiary of H&H has two mortgage agreements, each collateralized by real property. On October 5, 2015, this subsidiary refinanced one of its outstanding mortgage notes, which had an original maturity in October 2015. Under the terms of the revised agreement, the subsidiary paid down $0.7 million of the original outstanding principal balance. The remaining outstanding principal balance of $5.4 million was refinanced and will be repaid in equal monthly installments totaling $0.4 million per year over the next 5 years, with a final principal payment of $3.6 million due at maturity of the loan in October 2020. The mortgage bears interest at LIBOR plus a margin of 2.00%, or 2.65% at December 31, 2016. The mortgage on the second facility was approximately $1.5 million and $1.6 million at December 31, 2016 and 2015, respectively. This mortgage bears interest at LIBOR plus a margin of 2.70%, or 3.46% at December 31, 2016, and matures in 2017.

Note 12 – Derivative Instruments

Precious Metal and Commodity Inventories

As of December 31, 2016, the Company had the following outstanding forward contracts with settlement dates through January 2017. There were no futures contracts outstanding at December 31, 2016.

			Notional Value
Commodity	Amount		($ in millions)
Silver	607,684	ounces	$9.7
Gold	400	ounces	$0.5
Copper	275,000	pounds	$0.6
Tin	40	metric tons	$0.8

Fair Value Hedges. Of the total forward contracts outstanding, 452,684 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges.

Economic Hedges. The remaining outstanding forward contracts for silver, and all the contracts for gold and tin, are accounted for as economic hedges.

The forward contracts were made with a counterparty rated A+ by Standard & Poors. Accordingly, the Company has determined that there is minimal credit risk of default. The Company estimates the fair value of its derivative contracts through the use of market quotes or with the assistance of brokers when market information is not available. The Company maintains collateral on account with the third-party broker. Such collateral consists of both cash that varies in amount depending on the value of open contracts, as well as ounces of precious metal held on account by the broker.

Debt Agreements

H&H Group entered into two interest rate swap agreements to reduce its exposure to interest rate fluctuations. Both agreements expired in February 2016. See Note 11 - "Credit Facilities" for further discussion of the terms of these arrangements.

Effect of Derivative Instruments in the Consolidated Statements of Operations - Income/(Expense)

Page | 56

(in thousands)		Year Ended
		December 31,
Derivative	Statement of Operations Line	2016	2015	2014
Commodity contracts	Cost of goods sold	$(1,520)	$1,467	$2,655
	Total derivatives designated as hedging instruments	(1,520)	1,467	2,655
Commodity contracts	Cost of goods sold	(257)	246	131
Commodity contracts	Realized and unrealized gain on derivatives	148	588	1,307
Interest rate swap agreements	Interest expense	—	(77)	(156)
	Total derivatives not designated as hedging instruments	(109)	757	1,282
	Total derivatives	$(1,629)	$2,224	$3,937

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		December 31,	December 31,
Derivative	Balance Sheet Location	2016	2015
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	$(111)	$197
	Total derivatives designated as hedging instruments	(111)	197
Commodity contracts	Prepaid and other current assets	3	18
Interest rate swap agreements	Other non-current liabilities	—	(30)
	Total derivatives not designated as hedging instruments	3	(12)
	Total derivatives	$(108)	$185

Note 13 – Pension and Other Post-Retirement Benefits

The Company maintains several qualified and non-qualified pension and other post-retirement benefit plans. The Company's significant pension, post-retirement health care benefit and defined contribution plans are discussed below. The Company's other pension and post-retirement benefit plans are not significant individually or in the aggregate.

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

JPS sponsors a defined benefit pension plan ("JPS Pension Plan"), which was assumed in connection with the JPS acquisition. Under the JPS Pension Plan, substantially all JPS employees who were employed prior to April 1, 2005 have benefits. The JPS Pension Plan was frozen effective December 31, 2005. Employees no longer earned additional benefits after that date. Benefits earned prior to December 31, 2005 will be paid out to eligible participants following retirement. The JPS Pension Plan was "unfrozen" for employees who were active employees on or after June 1, 2012. This new benefit, calculated based on years of service and a capped average salary, will be added to the amount of any pre-2005 benefit. The JPS Pension Plan was again frozen for all future accruals effective December 31, 2015, although unvested participants may still vest in accrued but unvested benefits.

Page | 57

Bairnco had several pension plans, which covered substantially all its employees. In 2006, Bairnco froze the Bairnco Corporation Retirement Plan and initiated employer contributions to its 401(k) plan. On June 2, 2008, two Bairnco plans (Salaried and Kasco) were merged into the WHX Pension Plan.

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

Pension benefits for the WPC bargained participants include both defined benefit and defined contribution features, since the plan includes the account balances from the RSP Plan. The gross benefit, before offsets, is calculated based on years of service and the benefit multiplier under the plan. The net defined benefit pension plan benefit is the gross amount offset for the benefits payable from the RSP Plan and benefits payable by the Pension Benefit Guaranty Corporation from previously terminated plans. Individual employee accounts established under the RSP Plan are maintained until retirement. Upon retirement, participants who are eligible for the WHX Pension Plan and maintain RSP Plan account balances will normally receive benefits from the WHX Pension Plan. When these participants become eligible for benefits under the WHX Pension Plan, their vested balances in the RSP Plan become assets of the WHX Pension Plan. Although these RSP Plan assets cannot be used to fund any of the net benefit that is the basis for determining the defined benefit plan's net benefit obligation at the end of the year, the Company has included the amount of the RSP Plan accounts of $13.1 million and $13.3 million on a gross-basis as both assets and liabilities of the plan as of December 31, 2016 and December 31, 2015, respectively.

On December 30, 2016, the WHX Pension Plan was split into two plans by spinning off certain plan participants with smaller benefit obligations (which in the aggregate were equal to approximately 3.0% of the assets of the WHX Pension Plan), and assets equal thereto, to a new separate plan, the WHX Pension Plan II. The benefits of participants under the WHX Pension Plan II are equal to their accrued benefits under the benefit formula that was applicable to each participant under the WHX Pension Plan at the time of the plan spin-off. The total benefit liabilities of the two plans after the spin-off were equal to the benefit liabilities of the WHX Pension Plan immediately before the spin-off, and under the applicable spin-off rules, the WHX Pension Plan II is considered fully funded.

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

The components of pension expense and other post-retirement benefit (income) expense for the Company's benefit plans included the following:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2016	2015	2014	2016	2015	2014
Service cost	$—	$54	$—	$—	$—	$—
Interest cost	18,507	21,286	20,518	35	46	49
Expected return on plan assets	(23,542)	(25,046)	(24,157)	—	—	—
Amortization of prior service cost	—	—	—	(103)	(103)	(103)
Amortization of actuarial loss	13,174	11,186	7,378	47	37	34
Total	$8,139	$7,480	$3,739	$(21)	$(20)	$(20)

Actuarial assumptions used to develop the components of pension expense and other post-retirement benefit (income) expense were as follows:

Page | 58

	Pension Benefits			Other Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Discount rates:
WHX Pension Plan	4.01%	3.70%	4.40%	N/A	N/A	N/A
JPS Pension Plan	3.93%	4.00%	N/A	N/A	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	N/A	3.89%	3.55%	4.10%
Expected return on assets	7.00%	7.00%	7.00%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	N/A	6.50%	6.75%	7.00%
Health care cost trend rate - ultimate	N/A	N/A	N/A	5.00%	5.00%	5.00%
Year ultimate reached	N/A	N/A	N/A	2022	2022	2022

Pension expense in 2016 was favorably impacted by a change in the manner by which the interest cost component of net periodic pension expense was determined; specifically, by utilizing the "spot rate approach," which provides a more precise measurement of interest cost. The impact of this change was to reduce annual pension expense in 2016 by approximately $4.8 million.

The measurement date for plan obligations is December 31. The discount rate is the rate at which the plans' obligations could be effectively settled and is based on high quality bond yields as of the measurement date.

Summarized below is a reconciliation of the funded status for the Company's qualified defined benefit pension plans and other post-retirement benefit plan:

Page | 59

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at January 1	$613,394	$531,824	$1,213	$1,356
JPS Pension Plan acquisition	—	117,688	—	—
Service cost	—	54	—	—
Interest cost	18,507	21,286	35	46
Actuarial loss (gain)	7,970	(19,814)	(3)	159
Participant contributions	—	—	2	1
Benefits paid	(42,466)	(37,644)	(95)	(349)
Benefit obligation at December 31	$597,405	$613,394	$1,152	$1,213

Change in plan assets:
Fair value of plan assets at January 1	$347,921	$323,493	$—	$—
JPS Pension Plan acquisition	—	87,321	—	—
Actual returns on plan assets	9,903	(43,273)	—	—
Participant contributions	—	—	2	1
Benefits paid	(42,466)	(37,644)	(95)	(349)
Company contributions	16,514	18,024	93	348
Fair value of plan assets at December 31	331,872	347,921	—	—
Funded status	$(265,533)	$(265,473)	$(1,152)	$(1,213)

Accumulated benefit obligation ("ABO") for qualified defined benefit plans:
ABO at January 1	$613,394	$531,824	$1,213	$1,356
ABO at December 31	$597,405	$613,394	$1,152	$1,213

Amounts recognized on the consolidated balance sheets:
Current liability	$—	$—	$(107)	$(119)
Non-current liability	(265,533)	(265,473)	(1,045)	(1,094)
Total	$(265,533)	$(265,473)	$(1,152)	$(1,213)

The weighted-average assumptions used in the valuations at December 31 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
	2016	2015	2016	2015
Discount rates:
WHX Pension Plan	3.84%	4.01%	N/A	N/A
WHX Pension Plan II	3.64%	N/A	N/A	N/A
JPS Pension Plan	3.81%	3.93%	N/A	N/A
Other post-retirement benefit plans	N/A	N/A	3.74%	3.89%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate - initial	N/A	N/A	6.25%	6.50%
Health care cost trend rate - ultimate	N/A	N/A	5.00%	5.00%
Year ultimate reached	N/A	N/A	2022	2022

Page | 60

The effect of a 1% increase (decrease) in health care cost trend rates on benefit expense and on other post-retirement benefit obligations is not significant.

Pretax amounts included in accumulated other comprehensive loss (income) at December 31, 2016 and 2015 were as follows:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2016	2015	2016	2015
Prior service credit	$—	$—	$(1,196)	$(1,299)
Net actuarial loss	330,887	322,451	770	820
Accumulated other comprehensive loss (income)	$330,887	$322,451	$(426)	$(479)

The pretax amount of actuarial losses and prior service credit included in accumulated other comprehensive loss (income) at December 31, 2016 that is expected to be recognized in net periodic benefit cost (income) in 2017 is $13.7 million and $0.0 million, respectively, for the defined benefit pension plans, and $0.0 million and $(0.1) million, respectively, for the other post-retirement benefit plan.

Other changes in plan assets and benefit obligations recognized in comprehensive (loss) income are as follows:

	Pension Benefits			Other Post-Retirement Benefits
(in thousands)	2016	2015	2014	2016	2015	2014
Current year actuarial (loss) gain	$(21,517)	$(48,505)	$(90,106)	$3	$(159)	$(293)
Amortization of actuarial loss	13,174	11,186	7,378	47	37	34
Amortization of prior service credit	—	—	—	(103)	(103)	(103)
Total recognized in comprehensive (loss) income	$(8,343)	$(37,319)	$(82,728)	$(53)	$(225)	$(362)

The actuarial loss in 2016 occurred principally because the investment returns on the assets of the WHX Pension Plan and the JPS Pension Plan were lower than actuarial assumptions.

Benefit obligations were in excess of plan assets for each of the pension plans and the other post-retirement benefit plan at both December 31, 2016 and 2015. Additional information for the plans with accumulated benefit obligations in excess of plan assets:

	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2016	2015	2016	2015
Projected benefit obligation	$597,405	$613,394	$1,152	$1,213
Accumulated benefit obligation	$597,405	$613,394	$1,152	$1,213
Fair value of plan assets	$331,872	$347,921	$—	$—

In determining the expected long-term rate of return on plan assets, the Company evaluated input from various investment professionals. In addition, the Company considered its historical compound returns, as well as the Company's forward-looking expectations. The Company determines its actuarial assumptions for its pension and other post-retirement benefit plans on December 31 of each year to calculate liability information as of that date and pension and other post-retirement benefit expense or income for the following year. The discount rate assumption is derived from the rate of return on high-quality bonds as of December 31 of each year.

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

Page | 61

The fair value of pension investments is defined by reference to one of three categories (Level 1, Level 2 or Level 3) based on the reliability of inputs, as such terms are defined in Note 18 - "Fair Value Measurements."

The pension plan assets at December 31, 2016 and 2015, by asset category, are as follows (in thousands):

Page | 62

Fair Value Measurements as of December 31, 2016:
	Assets at Fair Value as of December 31, 2016
Asset Class	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. mid-cap blend	$22,560	$—	$—	$22,560
U.S. large-cap	34,256	—	—	34,256
Convertible promissory notes	—	—	3,500	3,500
Stock warrants	—	—	875	875
Subtotal	$56,816	$—	$4,375	61,191
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				6,832
Event driven				47,771
Value driven				17,648
Fund of funds - long term capital growth (3)				8,325
Common trust funds: (2)
Other				78
Insurance separate account (4)				14,391
Total pension assets measured at net asset value				95,045
Cash and cash equivalents				175,435
Net receivables				201
Total pension assets				$331,872
Fair Value Measurements as of December 31, 2015:
	Assets at Fair Value as of December 31, 2015
Asset Class	Level 1	Level 2	Level 3	Total
Fixed income security:
Credit contract	$—	$3,100	$—	$3,100
Subtotal	$—	$3,100	$—	3,100
Pension assets measured at net asset value (1)
Hedge funds: (2)
Equity long/short				2,706
Event driven				45,660
Fund of funds - international large cap growth (5)				4,531
Common trust funds: (2)
Large cap equity				35,081
Mid-cap equity				9,040
Small-cap equity				5,158
International equity				4,664
Intermediate bond fund				6,492
Other				662
Insurance separate account (4)				15,013
Total pension assets measured at net asset value				129,007
Cash and cash equivalents				166,503
Net receivables				49,311
Total pension assets				$347,921

Page | 63

(1)	Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

(2)
Hedge funds and common trust funds are comprised of shares or units in commingled funds that may not be publicly traded. The underlying assets in these funds are primarily publicly traded equity securities and fixed income securities.

(3)
The limited partnership operates as a fund of funds. The underlying assets in this fund are generally expected to be illiquid. The limited partnership's investment strategy is to seek above-average rates of return and long-term capital growth by investing in a broad range of investments, including, but not limited to, global distressed corporate securities, activist equities, value equities, post-reorganizational equities, municipal bonds, high yield bonds, leveraged loans, unsecured debt, collateralized debt obligations, mortgage-backed securities, commercial mortgage-backed securities, direct lending and sovereign debt.

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

(5)
Fund of funds consist of fund-of-fund LLC or commingled fund structures. The underlying assets in these funds are primarily publicly traded equity securities, fixed income securities and commodity-related securities. The LLCs are valued based on net asset values calculated by the fund and are not publicly available.

There were no assets for which fair value was determined using significant unobservable inputs (Level 3) during 2015. During 2016 and 2014, changes in Level 3 assets were as follows (in thousands):

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2016	Convertible Promissory Notes	Stock Warrants	Total
Beginning balance as of January 1, 2016	$—	$—	$—
Transfers into Level 3	—	—	—
Transfers out of Level 3	—	—	—
Gains or losses included in changes in net assets	—	—	—
Purchases, issuances, sales and settlements
Purchases	3,500	875	4,375
Issuances	—	—	—
Sales	—	—	—
Settlements	—	—	—
Ending balance as of December 31, 2016	$3,500	$875	$4,375

Page | 64

Changes in Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Year Ended December 31, 2014	Corporate Bonds and Loans
Beginning balance as of January 1, 2014	$500
Transfers into Level 3	—
Transfers out of Level 3	—
Gains or losses included in changes in net assets	73
Purchases, issuances, sales and settlements
Purchases	—
Issuances	—
Sales	(573)
Settlements	—
Ending balance as of December 31, 2014	$—

The Company's policy is to recognize transfers in and transfers out of Level 3 as of the date of the event or change in circumstances that caused the transfer.

The following tables present the category, fair value, unfunded commitments, redemption frequency and redemption notice period for those assets whose fair value was estimated using the net asset value per share (or its equivalents), as well as plan assets which have redemption notice periods, as of December 31, 2016 and December 31, 2015 (in thousands):

December 31, 2016:

Class Name	Description	Fair Value December 31, 2016	Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Hedge funds	Value driven hedge fund	$17,648	$—	(1)	6 months
Fund of funds	Long term capital growth	$8,325	$27,022	(2)	95 days
Hedge funds	Equity long/short hedge funds	$6,832	$6,250	(3)	60 days
Hedge funds	Event driven hedge funds	$47,771	$—	Monthly	90 days
Common trust funds	Collective equity investment funds	$78	$—	Daily	0-2 days
Insurance separate account	Insurance separate account	$14,391	$—	(4)	(4)
Private equity	Asset-based lending-maritime	$—	$10,000	(5)	(5)
Private equity	Value driven private equity	$—	$12,500	(6)	(6)

(1)	5 year staggered lockup period. One-third of the investment on each of December 31, 2020, 2021 and 2022.

(2)
Each capital commitment is subject to a commitment period of three years during which capital may be drawn-down, subject to two, one-year extensions. During the commitment period, no withdrawals are permitted. Once permitted, withdrawals of available liquidity in underlying investment vehicles is permitted quarterly. The fund-of-funds will not invest in any fund or investment vehicle that has an initial lock-up period of more than five years. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(3)	Redeemable annually subject to three year rolling, staggered lock up period. Upon complete redemption, a holdback of up to 10% is withheld and paid after the fund's financial statement audit.

(4)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts or transfer, the related contract terminates.

(5)
Entered into an agreement effective December 15, 2016 with a commitment of $10.0 million. Capital has not been called as of December 31, 2016. The agreement contains a commitment period of three years, subject to an extension of up to one additional year. Voluntary withdrawals are not permitted. Complete distributions will be made after eight years, subject to an extension of an additional two years.

(6)
Entered into an agreement effective September 8, 2016 with a commitment of $12.5 million. Capital has not been called as of December 31, 2016. Voluntary withdrawals are not permitted. Complete distributions will be made after ten years, subject to an extension of an additional one year.

Page | 65

In addition to those on the table above, the Company has an additional unfunded commitment at December 31, 2016 totaling $20.0 million for a separately managed investment account, which will have a U.S. mid/large-cap equity strategy.

December 31, 2015:

Class Name	Description	Fair Value December 31, 2015	Redemption Frequency	Redemption Notice Period
Hedge funds	Event driven hedge funds	$45,660	Monthly	90 days
Fund of funds	International large cap growth	$4,531	(1)	(1)
Hedge funds	Equity long/short hedge funds	$2,706	(1)	(1)
Common trust funds	Collective equity investment funds	$61,097	Daily	0-2 days
Insurance separate account	Insurance separate account	$15,013	(2)	(2)

(1)	Request for redemption had been submitted as of December 31, 2015. Investment was redeemed in 2016.

(2)
Except for benefit payments to participants and beneficiaries and related expenses, withdrawals are restricted for substantially all of the assets in the account, as defined in the contract. However, a suspension or transfer can be requested with 30 days' notice. When funds are exhausted either by benefit payments, purchase of annuity contracts or transfer, the related contract terminates.

Contributions

Employer contributions consist of funds paid from employer assets into a qualified pension trust account. The Company's funding policy is to contribute annually an amount that satisfies the minimum funding standards of the Employee Retirement Income Security Act.

The Company expects to have required minimum pension contributions for 2017, 2018, 2019, 2020, 2021 and for the five years thereafter of $34.2 million, $31.1 million, $39.9 million, $36.0 million, $32.7 million and $80.6 million, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

Benefit Payments

Estimated future benefit payments for the benefit plans over the next ten years are as follows (in thousands):

	Pension	Other Post-Retirement
Years	Benefits	Benefits
2017	$43,910	$107
2018	43,472	105
2019	42,987	106
2020	42,372	89
2021	41,672	82
2022-2026	195,366	373

401(k) Plans

Certain employees participate in a Company sponsored savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. This savings plan allows eligible employees to contribute from 1% to 75% of their income on a pretax basis. The Company presently makes a contribution to match 50% of the first 6% of the employee's contribution. The charge to expense for the Company's matching contributions amounted to $2.2 million, $1.9 million and $2.0 million in 2016, 2015 and 2014, respectively.

Note 14 – Stockholders' Equity

Page | 66

The Company's authorized capital stock is a total of 185,000,000 shares, consisting of 180,000,000 shares of common stock and 5,000,000 shares of preferred stock. Of the authorized shares, no shares of preferred stock have been issued. As of December 31, 2016 and 2015, 12,240,735 and 12,208,016 shares of common stock were outstanding, respectively.

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

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors. As of December 31, 2016, the Company has repurchased 15,019 shares for a total purchase price of approximately $0.4 million under the 2016 repurchase program.

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

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2015	$(3,577)	$(255,815)	$(259,392)
Current period loss	(2,232)	(5,383)	(7,615)
Balance at December 31, 2016	$(5,809)	$(261,198)	$(267,007)

Income tax benefits of $3.0 million, $13.8 million and $31.9 million were recorded in accumulated other comprehensive loss for 2016, 2015 and 2014, respectively.

Note 15 – Stock-Based Compensation

On May 26, 2016, the Company's stockholders approved the adoption of the Company's 2016 Equity Incentive Award Plan ("2016 Plan"). The 2016 Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares,

Page | 67

performance units and other stock-based awards. The 2016 Plan replaces the Company's 2007 Incentive Stock Plan ("2007 Plan"), and no further awards will be granted under the 2007 Plan. The 2016 Plan allows for issuance of up to 1,626,855 shares of common stock. No shares have been issued under the 2016 Plan as of December 31, 2016.

Restricted Stock

Restricted stock grants made to employees are in lieu of a long-term incentive plan component in the Company's bonus plan for those individuals who receive shares of restricted stock. Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated statements of operations on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock grants made to employees and service providers vest in approximately equal annual installments over a three-year period from the grant date. Restricted stock grants to the Company's non-employee directors vest one year from the grant date. The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity was as follows for the year end December 31, 2016:

	Employees and
(shares)	Service Providers	Directors	Total
Balance, January 1, 2016	575,131	825,275	1,400,406
Granted	60,670	12,272	72,942
Forfeited	(8,883)	—	(8,883)
Reduced for income tax obligations	(16,320)	—	(16,320)
Balance, December 31, 2016	610,598	837,547	1,448,145

Vested at December 31, 2016	533,874	825,275	1,359,149
Non-vested at December 31, 2016	76,724	12,272	88,996

The Company recognized compensation expense related to restricted shares of $1.5 million, $3.4 million and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unearned compensation expense related to restricted shares at December 31, 2016 is $1.0 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Stock Options

In July 2007, stock options were granted to certain employees and directors under the 2007 Plan. The 2007 Plan permitted options to be granted up to a maximum contractual term of 10 years. The Company recorded no compensation expense related to its stock options in 2016, 2015 or 2014 since the options were fully vested, and no options were exercised during those periods. As of December 31, 2015, 13,000 stock options to purchase HNH shares at an exercise price of $90.00 per share were outstanding under the 2007 Plan. No stock options remain outstanding at December 31, 2016.

Note 16 – Income Taxes

Income from continuing operations before tax and equity investment for the three years ended December 31 is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Domestic	$8,045	$40,258	$39,154
Foreign	330	1,262	148
Total income from continuing operations before tax and equity investment	$8,375	$41,520	$39,302

The provision for (benefit from) income taxes for the three years ended December 31 is as follows:

Page | 68

		Year Ended December 31,
(in thousands)		2016	2015	2014
Current
	Federal	$1,096	$497	$(413)
	State	2,776	2,179	2,164
	Foreign	1,761	711	877
	Total income taxes, current	5,633	3,387	2,628
Deferred
	Federal	8,247	12,993	14,110
	State	488	1,729	495
	Foreign	(475)	(112)	(225)
	Total income taxes, deferred	8,260	14,610	14,380
Total income tax provision		$13,893	$17,997	$17,008

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

Page | 69

(in thousands)	December 31,	December 31,
Deferred Income Tax Sources	2016	2015
Inventories	$4,140	$330
Environmental costs	3,042	1,013
Accrued liabilities	7,012	4,927
Post-retirement and post-employment employee benefits	1,510	896
Net operating loss carryforwards	18,428	29,544
Pension liabilities	96,982	98,556
Impairments of long-lived assets	3,245	—
Minimum tax credit carryforwards	3,146	7,356
R&D state credit carryforwards	1,172	—
Miscellaneous other	9,137	7,009
Deferred income tax assets before valuation allowance	147,814	149,631
Valuation allowance	(5,815)	(4,267)
Deferred income tax assets	141,999	145,364
Property, plant and equipment	(14,717)	(15,112)
Intangible assets	(31,822)	(9,847)
Undistributed foreign earnings	(181)	(256)
Other items, net	(373)	—
Deferred income tax liabilities	(47,093)	(25,215)
Net deferred income tax assets	$94,906	$120,149

Foreign:
Trade receivables	$18	$—
Inventories	35	—
Other items, net	25	—
Net operating loss carryforwards	2,591	1,340
Valuation allowance	(2,487)	(1,340)
Foreign deferred income tax assets	182	—
Foreign deferred tax liabilities. principally related to long-lived assets	(3,008)	(402)
Net foreign deferred income tax liabilities	$(2,826)	$(402)

The Company's 2016 tax provision reflects the utilization of approximately $26.0 million of U.S. federal NOLs. The Company's remaining U.S. federal NOLs as of December 31, 2016 total $37.8 million and expire between 2020 and 2031. Such amounts were acquired by the Company as a result of the JPS acquisition in 2015. The utilization of the JPS NOLs is subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code. Included in deferred income tax assets as of December 31, 2016 is a $13.2 million tax effect of the Company's U.S. federal NOLs, as well as certain state NOLs.

The Company provides for income taxes on the undistributed earnings of non-U.S. corporate subsidiaries, except to the extent that such earnings are permanently invested outside the U.S. As of December 31, 2016, $7.6 million of accumulated undistributed earnings of non-U.S. corporate subsidiaries were permanently invested. At existing U.S. and state statutory income tax rates, additional taxes of approximately $2.7 million would need to be provided if such earnings were remitted.

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to pretax income as follows:

Page | 70

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income from continuing operations before tax and equity investment	$8,375	$41,520	$39,302
Tax provision at statutory rate	$2,931	$14,532	$13,755
Increase (decrease) in tax due to:
State income taxes, net of federal effect	2,607	3,134	1,991
Net increase in valuation allowance	883	366	487
Decrease in liability for uncertain tax positions	(319)	(381)	(70)
Foreign tax differential	277	(209)	101
Non-deductible goodwill impairment charges	6,371	—	—
Dividend income and gross ups	693	—	—
Foreign tax credits	(964)	—	—
Other items, net	1,414	555	744
Tax provision	$13,893	$17,997	$17,008

U.S. GAAP provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position. At December 31, 2016 and 2015, the Company had approximately $2.6 million and $1.8 million of unrecognized tax benefits recorded, respectively, all of which, net of federal benefit for state taxes, would affect the Company's effective tax rate if recognized. Of this amount, the Company has offset approximately $0.3 million and $0.0 million against certain related deferred tax assets in the same jurisdiction as of December 31, 2016 and December 31, 2015, respectively. The changes in the amount of unrecognized tax benefits during 2016 and 2015 were as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Beginning balance	$1,786	$1,274
Additions for tax positions related to current year	175	787
Additions for tax positions acquired	1,114	—
Additions due to interest accrued	148	85
Tax positions of prior years:
Payments	—	(57)
Due to lapsed statutes of limitations	(642)	(303)
Ending balance	$2,581	$1,786

The Company recognizes interest and penalties related to uncertain tax positions in its income tax provision. At December 31, 2016 and 2015, approximately $0.3 million and $0.1 million of interest related to uncertain tax positions was accrued. No penalties were accrued. It is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $0.6 million during the next year as a result of the lapse of the applicable statutes of limitations in certain taxing jurisdictions.

The Company is generally no longer subject to federal, state or local income tax examinations by tax authorities for any year prior to 2013, except as noted below. However, NOLs generated in prior years are subject to examination and potential adjustment by the Internal Revenue Service ("IRS") upon their utilization in future years' tax returns.

The Company is not currently under examination by the IRS, but has received a notice of examination for tax year 2014, which has not commenced.

The Company is currently under examination by the State of New York for 2012-2013, which is on-going. The Company has not been notified of any material adjustments to be made as a result of this examination. The Company underwent an examination by the State of New York for 2009 to 2011, which resulted in an assessment of $0.1 million paid in January 2016.

Note 17 – Earnings Per Share

Page | 71

The computation of basic earnings per share of common stock is calculated by dividing net (loss) income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Year Ended December 31,
(in thousands, except per share)	2016	2015	2014
(Loss) income from continuing operations, net of tax	$(10,944)	$16,991	$15,193
Weighted-average number of common shares outstanding	12,242	11,380	12,334
(Loss) income from continuing operations, net of tax, per share	$(0.89)	$1.49	$1.23
Net income from discontinued operations	$—	$89,372	$9,977
Weighted-average number of common shares outstanding	12,242	11,380	12,334
Discontinued operations, net of tax, per share	$—	$7.86	$0.81
Net (loss) income	$(10,944)	$106,363	$25,170
Weighted-average number of common shares outstanding	12,242	11,380	12,334
Net (loss) income per share	$(0.89)	$9.35	$2.04

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options (see Note 15 - "Stock-Based Compensation"), during the years ended December 31, 2016, 2015 and 2014, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. During the year ended December 31, 2016, all remaining stock options expired unexercised.

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

Page | 72

The Company's interest rate swap agreements were considered Level 2 measurements as the inputs were observable at commonly quoted intervals. These agreements expired in February 2016.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	Asset (Liability) as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$12,318	$12,318	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,143	$10,143	$—	$—
Commodity contracts on precious metal and commodity inventories	$(108)	$—	$(108)	$—

	Asset (Liability) as of December 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$20,923	$20,923	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,380	$10,380	$—	$—
Commodity contracts on precious metal and commodity inventories	$215	$—	$215	$—
Interest rate swap agreements	$(30)	$—	$(30)	$—

The Company's non-financial assets and liabilities measured at fair value on a non-recurring basis include goodwill and other intangible assets, any assets and liabilities acquired in a business combination, or its long-lived assets written down to fair value. To measure fair value for such assets and liabilities, the Company uses techniques including an income approach, a market approach and/or appraisals (Level 3 inputs). The income approach is based on a discounted cash flow analysis and calculates the fair value by estimating the after-tax cash flows attributable to an asset or liability and then discounting the after-tax cash flows to a present value using a risk-adjusted discount rate. Assumptions used in the discounted cash flow analysis ("DCF") require the exercise of significant judgment, including judgment about appropriate discount rates and terminal values, growth rates and the amount and timing of expected future cash flows. The discount rates, which are intended to reflect the risks inherent in future cash flow projections, used in the DCF are based on estimates of the weighted-average cost of capital of a market participant. Such estimates are derived from analysis of peer companies and consider the industry weighted-average return on debt and equity from a market participant perspective. A market approach values a business by considering the prices at which shares of capital stock, or related underlying assets, of reasonably comparable companies are trading in the public market or the transaction price at which similar companies have been acquired. If comparable companies are not available, the market approach is not used. In 2016, the Company recorded a goodwill impairment charge of $24.3 million in the fourth quarter of 2016, related to the Performance Materials segment. The impairment resulted from a decline in market conditions and lower demand for certain of JPS' product lines.

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6.3 million as of December 31, 2016, are carried at the lower of cost or fair value less cost to sell and are included in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statements of operations.

Note 19 – Commitments and Contingencies

Operating Lease Commitments

The Company leases certain facilities under non-cancelable operating lease arrangements. Rent expense for the Company in 2016, 2015 and 2014 was $5.7 million, $4.7 million and $4.4 million, respectively. Future minimum operating lease and rental commitments under non-cancelable operating leases are as follows (in thousands):

Page | 73

Year	Amount
2017	5,030
2018	3,052
2019	2,700
2020	1,191
2021	420
Thereafter	1,710
Total	$14,103

Environmental Matters

Certain H&H Group subsidiaries, including its newly acquired subsidiary SLI, have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company recorded liabilities of approximately $9.6 million related to estimated environmental remediation costs as of December 31, 2016. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. During the years ended December 31, 2015 and 2014, the Company recorded insurance reimbursements totaling $2.9 million and $3.1 million, respectively, for previously incurred remediation costs. No similar reimbursements were recorded during the year ended December 31, 2016.

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

The sites where certain H&H Group subsidiaries have environmental liabilities include the following:

H&H has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former H&H manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP has not completed their review and approval, but the work is expected to start in the first half of 2017 and is estimated to cost $0.2 million. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and setting goals for the entire parcel. The total remediation costs for the Adjacent Parcel cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H or the Company.

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

Page | 74

Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H, all after having the first $1.0 million paid by the former owner/operator. As of December 31, 2016, total investigation and remediation costs of approximately $5.7 million and $1.8 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. The final Costs cannot be reasonably estimated at this time, and accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

HHEM has been complying with a 1987 ACO from the Massachusetts Department of Environmental Protection ("MADEP") to investigate and remediate the soil and groundwater conditions at a commercial/industrial property in Massachusetts. On June 30, 2010, HHEM filed a Response Action Outcome ("RAO") report to close the site since HHEM's licensed site professional concluded that groundwater monitoring demonstrated that the groundwater conditions have stabilized or continue to improve at the site. In June 2013, the MADEP issued a Notice of Audit Findings and Notice of Noncompliance that the site had not been fully delineated. As a result of meetings and subsequent discussions with the MADEP, HHEM conducted additional work that was completed in 2015. Based on the additional work and regulatory changes, and pursuant to a new ACO issued in October 2016, HHEM issued a revised partial RAO report in December 2016. The partial RAO excluded three adjacent properties on which deed restrictions could not be resolved with the property owners, but it does demonstrate that the other portions of the site have met all regulatory requirements for "closure." The next phase is the submission of a "Temporary Solution Statement" in the first half of 2017, which will demonstrate that no active response actions are warranted for the three excluded properties. The cost of the next phase, well decommissioning and any additional costs that could result from the final review of the closure report by the MADEP are not anticipated to be material.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which is substantially complete, and to pay a fixed sum for the EPA's past costs. The fixed sum is to be paid in installments, and the final payment of $2.1 million is due to be made in the second quarter of 2017. In December 2012, the NJDEP served SLI with a settlement demand of $1.8 million for alleged past and future costs, as well as alleged natural resource damages related to the Pennsauken Site. Although SLI believes that it has meritorious defenses to any claim for costs and natural resource damages, to avoid the time and expense of litigating the matter, on February 13, 2013, SLI offered to pay the State of New Jersey $0.3 million to fully resolve the claim. On June 29, 2015, the State of New Jersey rejected SLI's counteroffer. No subsequent discussions have been had. The final scope and cost of this claim cannot be estimated at this time.

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

Page | 75

SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above NJDEP standards. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

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

Note 20 – Related Party Transactions

As of December 31, 2016 and 2015, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 69.9% and 70.1% of outstanding shares, respectively. The power to vote and dispose of the securities held by SPLP is controlled by SPH GP. Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara, Jr., as Director, Douglas B. Woodworth, as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and William T. Fejes, Jr., as President and Chief Executive Officer of H&H Group.

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

Effective February 23, 2016, SP Corporate assigned its rights and responsibilities under the Management Services Agreement to its parent company, Steel Services Ltd ("SPH Services"), and the Company and SPH Services entered into an Amended and Restated Management Services Agreement ("Amended and Restated Management Services Agreement") to have SPH Services furnish the services to be provided pursuant to the Management Services Agreement and to make certain other changes.

During the years ended December 31, 2016, 2015 and 2014, the Company reimbursed SPH Services and its affiliates approximately $1.6 million, $0.7 million and $0.4 million, respectively, for business expenses incurred on its behalf pursuant to the management services agreements.

The fees payable under the Amended and Restated Management Services Agreement are subject to review and such adjustments as may be agreed upon by SPH Services and the Company. The Amended and Restated Management Services Agreement had a term through December 31, 2016 and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein. Upon any such termination, a reserve fund will be established by the Company for the payment of expenses incurred by or due to SPH Services that are attributable to the services provided to the Company.

Page | 76

In connection with its acquisition of JPS, on July 31, 2015, HNH issued to H&H Group 1,429,407 shares of HNH common stock, and H&H Group then exchanged those shares of HNH common stock for all shares of JPS common stock held by SPH Group Holdings, a subsidiary of SPLP. See Note 4 - "Acquisitions" for further discussion.

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

Management has determined that certain operating companies should be aggregated and presented within a single segment on the basis that such segments have similar economic characteristics and share other qualitative characteristics. Management reviews net sales, gross profit and operating income (loss) to evaluate segment performance. Operating income (loss) for the segments generally includes costs directly attributable to the segment and excludes other unallocated general corporate expenses. Interest expense, other income and expense, and income taxes are not presented by segment since they are excluded from the measures of segment profitability reviewed by the Company's management.

The following tables present information about the Company's reportable segments for the years ended December 31, 2016, 2015 and 2014:

Statement of Operations Data	Year Ended
(in thousands)	December 31,
	2016	2015	2014
Net sales:
Joining Materials	$175,477	$182,702	$207,320
Tubing	77,630	79,539	81,264
Building Materials	284,567	266,859	253,644
Performance Materials	101,567	59,535	—
Electrical Products	128,636	—	—
Kasco	60,466	60,833	58,240
Total net sales	$828,343	$649,468	$600,468

Segment operating income (loss):
Joining Materials (a)	$14,348	$19,906	$19,428
Tubing	13,962	13,081	13,340
Building Materials	44,479	37,480	30,217
Performance Materials (b)	(32,078)	(2,212)	—
Electrical Products	(1,804)	—	—
Kasco (c)	3,040	4,336	3,176
Total segment operating income	41,947	72,591	66,161
Unallocated corporate expenses and non-operating units (d)	(19,379)	(19,259)	(16,878)
Unallocated pension expense	(8,139)	(7,480)	(3,739)
Gain from asset dispositions	620	62	176
Operating income	15,049	45,914	45,720
Interest expense	(7,198)	(4,598)	(7,544)
Realized and unrealized gain on derivatives	148	588	1,307
Other income (expense)	376	(384)	(181)
Income from continuing operations before tax and equity investment	$8,375	$41,520	$39,302

Page | 77

(a)
The results of the Joining Materials segment in 2016 include non-cash asset impairment charges totaling $2.5 million, primarily due to write-downs of $1.5 million to property, plant and equipment, and $0.5 million to inventories, associated with the planned closure of its Lucas-Milhaupt Gliwice, Poland operating facility as part of its continual focus to optimize infrastructure costs. The results of the Joining Materials segment in 2014 include a non-cash asset impairment charge of $0.6 million related to certain equipment located in Toronto, Canada to be sold or scrapped as part of the Company's integration activities associated with a 2013 acquisition.

(b)
The results of the Performance Materials segment in 2016 include a non-cash goodwill impairment charge of $24.3 million, as well as non-cash asset impairment charges totaling $7.9 million associated with its Slater, South Carolina operating facility, including write-downs of $6.6 million to property, plant and equipment, and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down.

(c)	The results of the Kasco segment in 2014 include a non-cash asset impairment charge of $0.6 million associated with certain unused, real property located in Atlanta, Georgia.

(d)	Unallocated corporate expenses and non-operating units in 2015 includes a non-cash asset impairment charge of $1.4 million related to certain unused, real property located in Norristown, Pennsylvania.

(in thousands)	2016	2015	2014
Capital Expenditures
Joining Materials	$3,667	$4,064	$5,128
Tubing	4,325	3,997	2,835
Building Materials	11,399	4,570	2,661
Performance Materials	1,991	576	—
Electrical Products	2,327	—	—
Kasco	1,913	1,969	1,989
Corporate and other	—	49	45
Total	$25,622	$15,225	$12,658

(in thousands)	2016	2015	2014
Depreciation and Amortization
Joining Materials	$4,030	$3,026	$3,204
Tubing	2,786	2,571	2,401
Building Materials	5,802	5,598	5,217
Performance Materials	9,089	4,885	—
Electrical Products	16,242	—	—
Kasco	1,991	2,147	2,162
Corporate and other	157	153	153
Total	$40,097	$18,380	$13,137

(in thousands)	2016	2015
Total Assets
Joining Materials	$100,028	$98,441
Tubing	36,573	35,544
Building Materials	177,393	166,923
Performance Materials	93,413	126,985
Electrical Products	294,901	—
Kasco	22,293	22,878
Corporate and other	111,919	173,902
Total	$836,520	$624,673

Page | 78

The following table presents revenue and long-lived asset information by geographic area as of and for the years ended December 31. Foreign revenue is based on the country in which the legal subsidiary generating the revenue is domiciled. Long-lived assets in 2016 and 2015 consist of property, plant and equipment, plus approximately $6.3 million and $7.3 million, respectively, of land and buildings from previously operating businesses and other non-operating assets that are carried at the lower of cost or fair value less cost to sell and are included in other non-current assets on the consolidated balance sheets. Neither net sales nor long-lived assets from any single foreign country was material to the consolidated financial statements of the Company.

Geographic Information
	Net Sales
(in thousands)	2016	2015	2014
United States	$775,982	$603,079	$550,071
Foreign	52,361	46,389	50,397
Total	$828,343	$649,468	$600,468

	Long-Lived Assets
(in thousands)	2016	2015
United States	$130,448	$111,884
Foreign	7,449	8,130
Total	$137,897	$120,014

Note 22 – Parent Company Condensed Financial Information

As discussed in Note 11 - "Credit Facilities," certain of the Company's subsidiaries have long-term debt outstanding which place restrictions on distributions of funds to HNH, subject to certain exceptions including required pension payments to the WHX Pension Plan and the WHX Pension Plan II. As these subsidiaries' restricted net assets, which totaled approximately $684 million at December 31, 2016, represent a significant portion of the Company's consolidated total assets, the Company is presenting the following parent company condensed financial information. The HNH parent company condensed financial information is prepared on the same basis of accounting as the HNH consolidated financial statements, except that the HNH subsidiaries are accounted for under the equity method of accounting. HNH is a holding company with minimal assets or operations, and all its subsidiaries are 100% owned. We may offer debt securities in a registered offering in the future. If we do, and if we offer guarantees of these securities, then we expect the guarantees will be full and unconditional and joint and several. We expect that any subsidiaries of HNH that do not guarantee the securities would be minor.

Page | 79

HANDY & HARMAN LTD. (PARENT ONLY)
Balance Sheets
(in thousands, except par value)

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$17,459	$16,059
Prepaid and other current assets	71	82
Total current assets	17,530	16,141
Notes receivable from Bairnco	4,627	4,627
Investment in associated company	3,645	6,191
Deferred income tax assets	108,600	101,820
Investments in and advances to subsidiaries, net	425,380	433,588
Total assets	$559,782	$562,367
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accrued liabilities	$187	$176
Total current liabilities	187	176
Accrued interest - Handy & Harman	12,193	12,193
Notes payable - Handy & Harman	151,948	135,937
Accrued pension liabilities	228,347	228,998
Other non-current liabilities	512	523
Total liabilities	393,187	377,827
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,627 and 13,579 shares, respectively	136	136
Accumulated other comprehensive loss	(267,007)	(259,392)
Additional paid-in capital	587,705	586,693
Treasury stock, at cost - 1,386 and 1,371 shares, respectively	(34,852)	(34,454)
Accumulated deficit	(119,387)	(108,443)
Total stockholders' equity	166,595	184,540
Total liabilities and stockholders' equity	$559,782	$562,367

Page | 80

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Operations and Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Equity in (loss) income of subsidiaries, net of tax	$(284)	$117,375	$39,979
Selling, general and administrative expenses	(4,258)	(6,483)	(8,261)
Pension expense	(10,175)	(7,989)	(3,739)
(Loss) income before tax and equity investment	(14,717)	102,903	27,979
Tax benefit	5,378	5,352	4,624
Loss from associated company, net of tax	(1,605)	(1,892)	(7,433)
Net (loss) income	(10,944)	106,363	25,170

Other comprehensive (loss) income, net of tax:
Changes in pension liabilities and other post-retirement benefit obligations	(8,490)	(35,521)	(83,887)
Tax effect of changes in pension liabilities and other post-retirement benefit obligations	3,107	13,571	31,924
Foreign currency translation adjustments	(2,119)	(1,855)	(1,928)
Tax effect of changes in foreign currency translation adjustments	(113)	235	—
Other comprehensive loss	(7,615)	(23,570)	(53,891)

Comprehensive (loss) income	$(18,559)	$82,793	$(28,721)

Page | 81

HANDY & HARMAN LTD. (PARENT ONLY)
Statements of Cash Flows
(in thousands)

	Year ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net (loss) income	$(10,944)	$106,363	$25,170
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Equity in loss (income) of subsidiaries, net of tax	284	(117,375)	(39,979)
Non-cash stock-based compensation	1,466	3,373	5,105
Non-cash loss from associated company, net of tax	1,605	1,892	7,433
Deferred income taxes	(5,378)	(5,352)	(4,624)
Change in operating assets and liabilities:
Pension payments	(16,009)	(17,209)	(20,540)
Pension expense	10,175	7,989	3,739
Other current assets and liabilities	(410)	(330)	487
Net cash used in operating activities	(19,211)	(20,649)	(23,209)
Cash flows from investing activities:
Investments in associated company	—	(7,607)	(1,499)
Dividends from subsidiaries	5,000	5,000	85,000
Net cash provided by (used in) investing activities	5,000	(2,607)	83,501
Cash flows from financing activities:
Notes payable - Handy & Harman	16,009	17,209	20,540
Purchases of treasury stock	(398)	—	(60,579)
Net cash provided by (used in) financing activities	15,611	17,209	(40,039)
Net change for the year	1,400	(6,047)	20,253
Cash and cash equivalents at beginning of year	16,059	22,106	1,853
Cash and cash equivalents at end of year	$17,459	$16,059	$22,106

Non-cash investing activities:
Issuance of treasury stock in connection with JPS acquisition	$—	$48,748	$—

Page | 82

Note 23 – Unaudited Quarterly Results

Unaudited quarterly financial results during the years ended December 31, 2016 and 2015 were as follows:

	Fiscal 2016 Quarter Ended (Unaudited)
(in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$160,797	$200,880	$230,760	$235,906
Operating income (loss) (a)	$10,282	$4,498	$15,183	$(14,914)
Income (loss) from continuing operations before tax and equity investment	$8,944	$2,638	$13,016	$(16,223)
Net income (loss)	$456	$(734)	$8,035	$(18,701)
Comprehensive income (loss) (b)	$585	$(813)	$7,791	$(26,122)
Basic and diluted income (loss) per share of common stock
Net income (loss) per share	$0.04	$(0.06)	$0.66	$(1.53)

	Fiscal 2015 Quarter Ended (Unaudited)
(in thousands, except per share amounts)	March 31,	June 30,	September 30,	December 31,
Net sales	$137,982	$166,475	$181,139	$163,872
Operating income	$5,446	$15,212	$15,969	$9,287
Income from continuing operations before tax and equity investment	$3,979	$14,304	$14,816	$8,421
Net income (loss) from discontinued operations	$90,086	$(147)	$195	$(762)
Net income	$93,344	$6,129	$4,613	$2,277
Comprehensive income (loss) (b)	$93,574	$6,476	$4,411	$(21,668)
Basic and diluted income (loss) per share of common stock
Income from continuing operations, net of tax, per share	$0.30	$0.58	$0.37	$0.25
Discontinued operations, net of tax, per share	$8.36	$(0.01)	$0.02	$(0.06)
Net income per share	$8.66	$0.57	$0.39	$0.19

(a)	A goodwill impairment charge of $24.3 million was recorded in the fourth quarter of 2016. See Note 9 - "Goodwill and Other Intangibles."

(b)
Other comprehensive loss of $7.4 million and $23.9 million, net of tax, were recorded in the fourth quarter of 2016 and 2015, respectively, primarily from unrealized actuarial losses associated with the Company's defined benefit pension plans.

Note 24 – Subsequent Events

In January 2017, the Company sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2.5 million. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications. The operations of this business and expected gain on sale are not significant to the consolidated financial statements of the Company. MTF was part of the Tubing segment.

Page | 83

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's consolidated financial statements for external reporting purposes in accordance with U.S. GAAP.

The Company completed the acquisitions of SLI and EME on June 1, 2016, and September 30, 2016, respectively. Our management excluded the operations of these businesses from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. These businesses represent approximately 35.3% of our total assets as of December 31, 2016, and approximately 15.5% of net sales for the year then ended. Our management will fully integrate the operations of these businesses into its assessment of the effectiveness of our internal control over financial reporting in 2017.

Under the supervision and with the participation of the Company's management, including the Company's Principal Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the internal control over financial reporting of the Company as referred to above as of December 31, 2016 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company used the criteria set forth in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (2013), management concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

BDO USA, LLP, the independent registered public accounting firm who audited the Company's 2016 consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2016, which is included herein.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of SLI and EME.

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

Page | 84

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 11.	Executive Compensation

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016. Also incorporated by reference is the information in the table under the heading "Equity Compensation Plan Information" included in Item 5 of the Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from our Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the year ended December 31, 2016.

Page | 85

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Listing of Documents

1. Consolidated Financial Statements:

The following consolidated financial statements are filed as a part of this report:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2016 and 2015

•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2016, 2015 and 2014

•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of December 18, 2014, by and among Handy & Harman Group Ltd., Bairnco Corporation and Rogers Corporation. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed December 22, 2014)

2.2
Amendment No. 1 to Stock Purchase Agreement, dated January 22, 2015, by and among Handy & Harman Ltd., Bairnco, LLC and Rogers Corporation. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 27, 2015)

2.3
Agreement and Plan of Merger, dated as of May 31, 2015, by and among Handy & Harman Ltd., Handy & Harman Group, Ltd., HNH Group Acquisition LLC, HNH Group Acquisition Sub LLC and JPS Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 1, 2015)

2.4
Agreement and Plan of Merger, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group, Ltd., SLI Acquisition Co. and SL Industries, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed April 7, 2016)

2.5
Asset Purchase Agreement, dated September 30, 2016 by and between SL Montevideo Technology, Inc. and Hamilton Sundstrand Corporation. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 5, 2016)

3.1
Amended and Restated Certificate of Incorporation of the Company, as most recently amended, effective on January 3, 2011. (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

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
3.6
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Handy & Harman Ltd., as filed with Secretary of State of the State of Delaware on July 14, 2015. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 16, 2015)

4.1	Form of Common Stock Purchase Warrant. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Company on November 9, 2010)

Page | 86

4.2	Form of Restricted Shares Agreement. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2013)
4.3
Credit Agreement, dated as of June 3, 2014, by and among WHX CS Corp., the other entities joined as borrowers thereunder from time to time, the lenders party thereunder and PNC Bank, National Association, in its capacity as administrative agent for the lenders thereunder. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 4, 2014)

4.4
Pledge Agreement, dated as of June 3, 2014, by WHX CS Corp. in favor of PNC Bank, National Association, as agent for the benefit of the lenders. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 4, 2014)

4.5
Amended and Restated Credit Agreement, as amended, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed September 2, 2014)

4.6
First Amendment, dated as of November 24, 2014, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 25, 2014)

4.7
Second Amendment, dated as of January 22, 2015, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 26, 2015)

4.8
Third Amendment, dated as of March 23, 2016, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 23, 2016)

4.9
Fourth Amendment, dated as of December 21, 2016, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, National Association, in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 22, 2016)

10.1
Settlement and Release Agreement by and among Wheeling-Pittsburgh Steel Corporation ("WPSC") and Wheeling-Pittsburgh Corporation ("WPC"), the Company and certain affiliates of WPSC, WPC and the Company. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 30, 2001)

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

Page | 87

**10.11
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Glen Kassan. (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.12
Incentive Agreement, dated July 6, 2007, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.13
Amendment to Incentive Agreement, dated as of January 1, 2009, by and between WHX Corporation and Warren G. Lichtenstein. (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K, filed March 31, 2009)

**10.14
Management Services Agreement, dated as of January 1, 2012, by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC. (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed on March 15, 2012)

**10.15
First Amendment to Management Services Agreement by and among the Company, Handy & Harman Group Ltd. and SP Corporate Services LLC, dated as of March 27, 2013. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 2, 2013)

**10.16
Second Amendment to Management Services Agreement, dated as of May 3, 2015, by and among SP Corporate Services LLC, Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 5, 2015)

10.17
Exchange Agreement, dated as of May 31, 2015, by and between Handy & Harman Group, Ltd. and SPH Group Holdings LLC. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 1, 2015)

**10.18
Amended and Restated Management Services Agreement, dated as of February 23, 2016, by and among SPH Services, Inc., Handy & Harman Ltd. and Handy & Harman Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2016)

10.19
Tender Agreement, dated as of April 6, 2016, by and among Handy & Harman Ltd., Handy & Harman Group Ltd., SLI Acquisition Co., SL Industries, Inc. and DGT Holdings Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 7, 2016)

*21.1	Subsidiaries of Registrant.
*23.1	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
*23.2	Consent of Independent Registered Public Accounting Firm-BDO USA, LLP.
*24.1	Power of Attorney (included on signature page).
*31.1	Certification by Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification by Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32	Certification by Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Financial Statements of ModusLink Global Solutions, Inc.

*	Exhibit 101.INS XBRL Instance Document

*	Exhibit 101.SCH XBRL Taxonomy Extension Schema

*	Exhibit 101.CAL XBRL Taxonomy Extension Calculation Linkbase

*	Exhibit 101.DEF XBRL Taxonomy Extension Definition Linkbase

*	Exhibit 101.LAB XBRL Taxonomy Extension Label Linkbase

*	Exhibit 101.PRE XBRL Taxonomy Extension Presentation Linkbase

* - Filed herewith.
** - Management contract, or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

Page | 88

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Handy & Harman Ltd.

/s/ Jack L. Howard
Name:	Jack L. Howard
Title:	Vice Chairman

POWER OF ATTORNEY

Handy & Harman Ltd. and each of the undersigned do hereby appoint Jack L. Howard and Douglas B. Woodworth, and each of them severally, its or his true and lawful attorney to execute on behalf of Handy & Harman Ltd. and the undersigned any and all amendments to this Annual Report on Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission; each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Warren G. Lichtenstein	February 28, 2017
	Warren G. Lichtenstein, Chairman of the Board	Date

By:	/s/ Jack L. Howard	February 28, 2017
	Jack L. Howard, Vice Chairman and Director	Date
(Principal Executive Officer)

By:	/s/ Douglas B. Woodworth	February 28, 2017
	Douglas B. Woodworth, Senior Vice President and Chief Financial Officer	Date
(Principal Accounting Officer)

By:	/s/ Patrick A. DeMarco	February 28, 2017
	Patrick A. DeMarco, Director	Date

By:	/s/ Robert Frankfurt	February 28, 2017
	Robert Frankfurt, Director	Date

By:	/s/ John H. McNamara, Jr.	February 28, 2017
	John H. McNamara, Jr., Director	Date

By:	/s/ Garen W. Smith	February 28, 2017
	Garen W. Smith, Director	Date

By:	/s/ Jeffrey A. Svoboda	February 28, 2017
	Jeffrey A. Svoboda, Director	Date

Page | 89