Form 10-Q
period 2017-03-31
HANDY & HARMAN LTD.
filed 2017-05-02
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☒     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares of Common Stock outstanding as of May 1, 2017 was 12,221,431.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(in thousands, except par value)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$31,535	$29,122
Trade and other receivables - net of allowance for doubtful accounts of $2,627 and $2,489, respectively	137,873	122,550
Inventories, net	108,402	99,455
Prepaid and other current assets	8,225	8,239
Total current assets	286,035	259,366
Property, plant and equipment at cost, less accumulated depreciation	130,357	131,628
Goodwill	181,966	182,185
Other intangibles, net	140,055	144,979
Investment in associated company	15,186	12,318
Deferred income tax assets	93,910	94,906
Other non-current assets	10,736	11,138
Total assets	$858,245	$836,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$69,426	$62,792
Accrued liabilities	36,926	45,933
Accrued environmental liabilities	8,852	9,625
Short-term debt	561	553
Current portion of long-term debt	1,890	2,937
Total current liabilities	117,655	121,840
Long-term debt	286,509	271,799
Accrued pension liabilities	263,724	265,547
Other post-retirement benefit obligations	3,776	3,540
Deferred income tax liabilities	2,859	2,826
Other non-current liabilities	9,768	4,373
Total liabilities	684,291	669,925
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,607 and 13,627 shares, respectively	136	136
Accumulated other comprehensive loss	(266,379)	(267,007)
Additional paid-in capital	587,569	587,705
Treasury stock, at cost - 1,386 shares	(34,852)	(34,852)
Accumulated deficit	(112,520)	(119,387)
Total stockholders' equity	173,954	166,595
Total liabilities and stockholders' equity	$858,245	$836,520

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share)	2017	2016
Net sales	$234,642	$160,797
Cost of goods sold	166,059	117,080
Gross profit	68,583	43,717
Selling, general and administrative expenses	54,186	31,284
Pension expense	2,653	2,151
Operating income	11,744	10,282
Other:
Interest expense	2,930	1,070
Realized and unrealized loss on derivatives	360	123
Other expense	303	145
Income before tax and equity investment	8,151	8,944
Tax provision	3,093	3,860
(Gain) loss from associated company, net of tax	(1,809)	4,628
Net income	6,867	456
Basic and diluted income per share of common stock
Net income per share	$0.56	$0.04
Weighted-average number of common shares outstanding	12,234	12,223

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net income	$6,867	$456

Other comprehensive income (loss), net of tax:
Changes in pension liabilities and other post-retirement benefit obligations	—	(94)
Foreign currency translation adjustments	636	199
Tax effect of changes in foreign currency translation adjustments	(8)	24
Other comprehensive income	628	129

Comprehensive income	$7,495	$585

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2016	13,627	$136	$(267,007)	$587,705	$(34,852)	$(119,387)	$166,595
Amortization and forfeitures of restricted stock grants	(20)	—	—	(136)	—	—	(136)
Foreign currency translation adjustments, net of tax	—	—	628	—	—	—	628
Net income	—	—	—	—	—	6,867	6,867
Balance, March 31, 2017	13,607	$136	$(266,379)	$587,569	$(34,852)	$(112,520)	$173,954

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$6,867	$456
Adjustments to reconcile net income to net cash used in operating activities:
Loss from divestitures	412	—
Depreciation and amortization	10,563	5,686
Non-cash stock-based compensation	232	672
Non-cash (gain) loss from investment in associated company, net of tax	(1,809)	4,628
Amortization of debt issuance costs	306	274
Deferred income taxes	464	2,870
Gain from asset dispositions	(109)	(164)
Non-cash loss (gain) from derivatives	19	(13)
Reclassification of net cash settlements on precious metal contracts to investing activities	341	136
Change in operating assets and liabilities, net of acquisitions and divestitures:
Trade and other receivables	(16,821)	(17,400)
Inventories	(9,473)	(5,206)
Prepaid and other current assets	(105)	(317)
Other current liabilities	(6,098)	6,747
Other items, net	340	(213)
Net cash used in operating activities	(14,871)	(1,844)
Cash flows from investing activities:
Additions to property, plant and equipment	(4,785)	(5,841)
Net cash settlements on precious metal contracts	(341)	(136)
Acquisitions, net of cash acquired	2,246	—
Proceeds from sale of fixed assets	122	423
Proceeds from divestitures	1,975	—
Net cash used in investing activities	(783)	(5,554)
Cash flows from financing activities:
Net revolver borrowings	14,788	8,932
Net (repayments) borrowings on loans - foreign	(1,090)	7
Repayments of term loans - domestic	(106)	(114)
Proceeds from equipment lease financing	5,377	—
Deferred finance charges	—	(82)
Net change in overdrafts	(767)	(3,369)
Payments for taxes related to net share settlement of equity awards	(368)	(395)
Other financing activities	(22)	(3)
Net cash provided by financing activities	17,812	4,976
Net change for the period	2,158	(2,422)
Effect of exchange rate changes on cash and cash equivalents	255	5
Cash and cash equivalents at beginning of period	29,122	23,728
Cash and cash equivalents at end of period	$31,535	$21,311

Cash paid during the period for:
Interest	$2,523	$880
Taxes	$2,391	$1,248

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – The Company and Nature of Operations

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH is a holding company that conducts operations through its subsidiaries, including its primary operating subsidiary, Handy & Harman Group Ltd. ("H&H Group"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all its subsidiaries.

On March 3, 2017, Steel Partners Holdings L.P. ("SPLP") submitted a proposal to the independent members of the Board of Directors of the Company to acquire all of the Company's outstanding shares of common stock not already owned by SPLP or any of its subsidiaries for a price of $29.00 per share, or approximately $106.2 million of value based on shares outstanding as of March 31, 2017. SPLP currently owns approximately 70.0% of the Company's outstanding shares. The proposal contemplates that stockholders of the Company (other than SPLP and its subsidiaries) would receive approximately $106.2 million in liquidation preference of SPLP's 6.0% Series A preferred units that currently trade on the New York Stock Exchange. The independent members of the Company's Board of Directors are currently assessing this proposal.

Note 2 – Basis of Presentation

The consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and the unaudited consolidated financial statements included herein have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") have been condensed or omitted in accordance with those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. This quarterly report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements on Form 10-K for the year ended December 31, 2016.

In the opinion of management, the interim financial statements reflect all normal and recurring adjustments necessary to present fairly the consolidated financial position and the results of operations and changes in cash flows for the interim periods. The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The amendments do not apply to inventory that is measured using the last-in, first-out ("LIFO") cost method. On January 1, 2017, the

Company began applying the inventory measurement provisions of the new ASU, and such provisions did not have and are not expected to have a material impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This new standard simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification in the statement of cash flows, among other things. The new standard is effective for the Company's 2017 fiscal year, and the Company has adopted its provisions as of January 1, 2017. The impacts of certain amendments in ASU No. 2016-09, such as those related to the treatment of tax windfalls from stock-based compensation that are included in net operating loss carryforwards ("NOLs") and elections made for accounting for forfeitures, are required to be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or deficit. However, since the Company utilized the majority of its NOLs as of December 31, 2016, and elected to continue to estimate forfeitures under its current policy, there were no modified retrospective adjustments recorded upon adoption. The other provisions of ASU No. 2016-09, such as classification of certain items in the statement of cash flows, are being applied in 2017, with reclassification of prior period amounts where applicable.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments, including trade receivables, from an incurred loss model to an expected loss model and adds certain new required disclosures. Under the expected loss model, entities will recognize estimated credit losses to be incurred over the entire contractual term of the instrument rather than delaying recognition of credit losses until it is probable the loss has been incurred. The new standard is effective for the Company's 2020 fiscal year with early adoption permitted for all entities in fiscal years beginning after December 15, 2018. The Company is currently evaluating the potential impact of this new guidance.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the income statement, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The amendments in ASU No. 2017-07 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this guidance.

Note 3 – Acquisitions

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

On June 1, 2016, the conditions noted above, as well as all other conditions to the Offer were satisfied, and the Company successfully completed its tender offer through a wholly-owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly-owned subsidiary of the Company.

The aggregate consideration paid by the Company in the Offer and SLI Merger was approximately $162.0 million, excluding related transaction fees and expenses. The funds necessary to consummate the Offer, the SLI Merger and to pay related fees and expenses were financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,088
Prepaid and other current assets	8,254
Property, plant and equipment	23,950
Goodwill	53,573
Other intangibles	92,326
Other non-current assets	257
Total assets acquired	240,113
Trade payables	(18,433)
Accrued liabilities	(18,444)
Long-term debt	(9,500)
Deferred income tax liabilities	(25,969)
Other non-current liabilities	(5,782)
Net assets acquired	$161,985

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $53.6 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Electrical Products segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $14.7 million, customer relationships of $59.9 million, developed technology and patents of $10.7 million, and customer order backlog of $6.9 million. The customer order backlog was amortized based on the expected period over which the orders were fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in accrued liabilities and other non-current liabilities above was a total of $8.1 million for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 16 - "Commitments and Contingencies."

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended March 31, 2017 were approximately $44.9 million and $2.3 million, respectively. SLI's results of operations are reported within the Company's Electrical Products segment.

EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SLI, entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $60.3 million in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement, including a reduction of $2.2 million received during three months ended March 31, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date on a preliminary basis (in thousands):

Trade and other receivables	$4,249
Inventories	3,047
Prepaid and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,995
Other intangibles	28,370
Total assets acquired	69,247
Trade payables	(6,036)
Accrued liabilities	(2,882)
Net assets acquired	$60,329

The preliminary purchase price allocation is subject to finalization of valuations of certain acquired assets and liabilities. The goodwill of $31.0 million arising from the acquisition consists largely of the synergies expected from combining the operations of SLI and EME. The goodwill is assigned to the Company's Electrical Products segment and is expected to be deductible for income tax purposes. Other intangibles consist of customer relationships of $27.2 million and customer order backlog of $1.2 million. The customer order backlog was amortized based on the expected period over which the orders were fulfilled of four months. The customer relationships have been assigned a useful life of 15 years based on the limited turnover and long-standing relationships EME has with its existing customer base. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales.

The amount of net sales and operating income of the acquired business included in the consolidated income statement for the three months ended March 31, 2017 were approximately $16.5 million and $1.3 million, respectively. EME's results of operations are reported within the Company's Electrical Products segment.

Pro Forma Disclosures

Unaudited pro forma net sales and net income of the combined entities is presented below as if SLI and EME had both been acquired January 1, 2015.

Three Months Ended
March 31,
(in thousands, except per share)	2016
Net sales	$226,878
Net income	$2,104
Net income per share	$0.17
Weighted-average number of common shares outstanding	12,223

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI and EME acquisitions taken place on January 1, 2015. The information for the three months ended March 31, 2016 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years. The unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions, and to exclude acquisition-related costs incurred by both the Company and the acquired entities during the period presented.

Note 4 – Divestitures

In January 2017, the Company sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2.5 million and recorded a loss on sale of $0.4 million, which is included in other expense in the consolidated income statements. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications. The price was payable $2.0 million in cash at closing and a $0.5 million subordinated promissory note to the Company bearing 5% interest annually. Half the note will be paid to the Company 6-months after closing and the remainder paid 1-year after closing. In addition, the Company may receive up to $1.0 million of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. The operations of MTF were not significant to the consolidated financial statements of the Company. MTF was part of the Tubing segment.

Note 5 – Inventories

Inventories, net at March 31, 2017 and December 31, 2016 were comprised of:

	March 31,	December 31,
(in thousands)	2017	2016
Finished products	$35,003	$32,339
In-process	23,191	18,482
Raw materials	33,665	34,318
Fine and fabricated precious metals in various stages of completion	17,848	15,019
	109,707	100,158
LIFO reserve	(1,305)	(703)
Total	$108,402	$99,455

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of March 31, 2017, customer metal in HNH's custody consisted of 138,686 ounces of silver, 517 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	March 31,	December 31,
(in thousands, except per ounce)	2017	2016
Precious metals stated at LIFO cost	$4,830	$4,977
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,713	$9,339
Market value per ounce:
Silver	$18.21	$16.05
Gold	$1,244.85	$1,159.10
Palladium	$798.00	$676.00

Note 6 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the three months ended March 31, 2017 were as follows (in thousands):

Segment	Balance at January 1, 2017	Adjustments	Additions	Impairments	Balance at March 31, 2017	Accumulated Impairment Losses
Joining Materials	$16,199	$8	$—	$—	$16,207	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388
Performance Materials	7,908	—	—	—	7,908	24,254
Electrical Products	84,795	(227)	—	—	84,568	—
Total	$182,185	$(219)	$—	$—	$181,966	$24,254

Other intangible assets, net at March 31, 2017 and December 31, 2016 consisted of:

	March 31, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$121,797	$(21,912)	$99,885	$121,820	$(18,554)	$103,266
Trademarks, trade names and brand names	27,439	(4,644)	22,795	27,439	(4,184)	23,255
Developed technology, patents and patent applications	16,619	(3,863)	12,756	16,527	(3,518)	13,009
Non-compete agreements	774	(742)	32	774	(737)	37
Customer order backlog	8,130	(8,130)	—	8,130	(7,529)	601
Other	6,903	(2,316)	4,587	7,391	(2,580)	4,811
Total	$181,662	$(41,607)	$140,055	$182,081	$(37,102)	$144,979

Other intangible assets at cost as of March 31, 2017 include $120.7 million in intangible assets, primarily trade names, customer relationships, developed technology, patents and customer order backlog, associated with the SLI and EME acquisitions. The goodwill and intangible asset balances associated with the SLI and EME acquisitions are subject to adjustment during the finalization of the purchase price allocations for both acquisitions.

Amortization expense totaled $5.0 million and $1.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in amortization expense during 2017 was principally due to the SLI and EME acquisitions.

Note 7 – Investment

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheets. The Company carries its ModusLink investment on the consolidated balance sheets at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of common stock of ModusLink at both March 31, 2017 and December 31, 2016, and the value of this investment increased from $12.3 million at December 31, 2016 to $15.2 million at March 31, 2017 due entirely to an increase in the share price of ModusLink's common stock.

As of March 31, 2017, SPLP and its associated companies, which include the Company, owned a combined total of 18,182,705 ModusLink common shares, which represented approximately 32.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

Because of the direct ownership of stock held by the Company, as well as the ownership of SPLP and its associated companies, the Company has the ability to exercise significant influence over ModusLink's operating and financial policies, and thus accounts for its investment in ModusLink under the equity method of accounting, using the fair value option.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended January 31, 2017, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	January 31,	July 31,
(in thousands)	2017	2016
Current assets	$285,692	$319,891
Non-current assets	$26,506	$28,041
Current liabilities	$171,887	$194,766
Non-current liabilities	$66,815	$67,226
Stockholders' equity	$73,496	$85,940

	Three Months Ended
	January 31,
(in thousands)	2017	2016
Net revenue	$117,568	$119,966
Gross profit	$11,198	$3,655
Net loss	$(2,906)	$(13,948)

Note 8 – Credit Facilities

Debt at March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
(in thousands)	2017	2016
Short-term debt
Foreign	$561	$553
Long-term debt
Revolving facilities	282,012	267,224
Other debt - domestic	6,387	6,493
Foreign loan facilities	—	1,019
Subtotal	288,399	274,736
Less portion due within one year	1,890	2,937
Total long-term debt	286,509	271,799
Total debt	$288,960	$275,289

Senior Credit Facility

The Company's amended and restated senior credit agreement ("Senior Credit Facility") provides for an up to $400.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at March 31, 2017), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.23% at March 31, 2017. H&H Group's availability under the Senior Credit Facility was $48.8 million as of March 31, 2017.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at March 31, 2017.

Master Lease Agreement

In 2016, the Company entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of March 31, 2017, $5.4 million was outstanding under the master lease agreement. No leases had been entered into as of December 31, 2016 under the agreement.

Note 9 – Derivative Instruments

Precious Metal and Commodity Inventories

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

As of March 31, 2017, the Company had the following outstanding forward contracts with settlement dates through April 2017. There were no futures contracts outstanding at March 31, 2017.

			Notional Value
Commodity	Amount		($ in millions)
Silver	658,710	ounces	$12.0
Gold	600	ounces	$0.7
Copper	375,000	pounds	$0.9
Tin	30	metric tons	$0.6

HNH accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 523,710 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated income statements, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

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

Effect of Derivative Instruments in the Consolidated Income Statements - Income/(Expense)

(in thousands)		Three Months Ended
		March 31,
Derivative	Income Statement Line	2017	2016
Commodity contracts	Cost of goods sold	$(1,183)	$(978)
	Total derivatives designated as hedging instruments	(1,183)	(978)
Commodity contracts	Cost of goods sold	95	(24)
Commodity contracts	Realized and unrealized loss on derivatives	(360)	(123)
	Total derivatives not designated as hedging instruments	(265)	(147)
	Total derivatives	$(1,448)	$(1,125)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		March 31,	December 31,
Derivative	Balance Sheet Location	2017	2016
Commodity contracts	Accrued liabilities	$(54)	$(111)
	Total derivatives designated as hedging instruments	(54)	(111)
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	(58)	3
	Total derivatives not designated as hedging instruments	(58)	3
	Total derivatives	$(112)	$(108)

Note 10 – Pension and Other Post-Retirement Benefits

HNH sponsors two defined benefit pension plans, the WHX Pension Plan and the WHX Pension Plan II, covering many of HNH's employees and certain employees of HNH's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS Industries, Inc., a subsidiary of the Company, sponsors a defined benefit pension plan. The following table presents the components of net periodic pension expense for the Company's pension plans for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Service cost	$—	$14
Interest cost	4,515	4,788
Expected return on plan assets	(5,302)	(5,981)
Amortization of actuarial loss	3,440	3,330
Total	$2,653	$2,151

The Company expects to have required minimum pension contributions of $29.7 million for the remainder of 2017, and $31.1 million, $39.9 million, $36.0 million, $32.7 million and $80.6 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.8 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively.

Note 11 – Stockholders' Equity

Common Stock Repurchase Program

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors. As of March 31, 2017, the Company has repurchased 15,019 shares for a total purchase price of approximately $0.4 million under the 2016 repurchase program.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2016	$(5,809)	$(261,198)	$(267,007)
Current period income	628	—	628
Balance at March 31, 2017	$(5,181)	$(261,198)	$(266,379)

Note 12 – Stock-Based Compensation

On May 26, 2016, the Company's stockholders approved the adoption of the Company's 2016 Equity Incentive Award Plan ("2016 Plan"). The 2016 Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2016 Plan replaces the Company's 2007 Incentive Stock Plan ("2007 Plan"), and no further awards will be granted under the 2007 Plan. The 2016 Plan allows for issuance of up to 1,624,953 shares of common stock. As of March 31, 2017, no awards had been granted under the 2016 Plan.

Compensation expense is measured based on the fair value of the stock-based awards on the grant date, as measured by the NASDAQ closing price for the Company's common stock. Compensation expense is recognized in the consolidated income statements on a straight-line basis over the requisite service period, which is the vesting period. Restricted stock grants made to employees and service providers vest in approximately equal annual installments over a three-year period from the grant date. Restricted stock grants to the Company's non-employee directors vested one year from the grant date.

The Company allows certain grantees to forego the issuance of shares to meet applicable income tax withholding due as a result of the vesting of restricted stock. Such shares are returned to the unissued shares of the Company's common stock.

Restricted stock activity was as follows for the three months ended March 31, 2017:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2017	610,598	837,547	1,448,145
Forfeited	(5,640)	—	(5,640)
Reduced for income tax obligations	(13,666)	—	(13,666)
Balance, March 31, 2017	591,292	837,547	1,428,839

Vested at March 31, 2017	556,619	837,547	1,394,166
Non-vested at March 31, 2017	34,673	—	34,673

The Company recognized compensation expense related to restricted shares of $0.2 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Unearned compensation expense related to restricted shares at March 31, 2017 is $0.6 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 13 – Income Taxes

For the three months ended March 31, 2017 and 2016, tax provisions of $3.1 million and $3.9 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2017 and 2016 were 37.9% and 43.2%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense.

Note 14 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended
	March 31,
(in thousands, except per share)	2017	2016
Net income	$6,867	$456
Weighted-average number of common shares outstanding	12,234	12,223
Net income per share	$0.56	$0.04

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the three months ended March 31, 2016, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. During the quarter ended March 31, 2016, all remaining stock options expired unexercised.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016:

	Asset (Liability) as of March 31, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$15,186	$15,186	$—	$—
Precious metal and commodity inventories recorded at fair value	$12,556	$12,556	$—	$—
Commodity contracts on precious metal and commodity inventories	$(112)	$—	$(112)	$—

	Asset (Liability) as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$12,318	$12,318	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,143	$10,143	$—	$—
Commodity contracts on precious metal and commodity inventories	$(108)	$—	$(108)	$—

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6.3 million as of March 31, 2017, are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated income statements.

Note 16 – Commitments and Contingencies

The Company is involved in legal proceedings and environmental matters, as discussed below. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome, or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible losses, an estimated range of possible loss will be provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

Environmental Matters

Certain H&H Group subsidiaries, including SLI, have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company recorded current liabilities of approximately $8.9 million related to estimated environmental remediation costs as of March 31, 2017. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. No insurance reimbursements were recorded during the three months ended March 31, 2017 or 2016.

Included among these liabilities, certain H&H Group subsidiaries have been identified as potentially responsible parties ("PRPs") under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar state statutes at sites and are parties to administrative consent orders in connection with certain properties. Those subsidiaries may be subject to joint and several liabilities imposed by CERCLA on PRPs. Due to the technical and regulatory complexity of remedial activities and the difficulties attendant in identifying PRPs and allocating or determining liability among them, except to the extent specifically identified below, the subsidiaries are generally unable to reasonably estimate the ultimate cost of compliance with such laws.

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

The sites where certain H&H Group subsidiaries have environmental liabilities include the following:

H&H Group has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H Group sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former H&H Group manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP provided comments on February 28, 2017, and H&H Group is negotiating a final work plan which is expected to start in the first half of 2017 and is estimated to cost $0.2 million. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and agreement on wetlands remediation goals. Based on the current stage of the investigation at this site at this time, we estimate that it is reasonably possible that we may incur aggregate losses over a period of several years, above our current accrued liability for this site, in a range of

$2.0 million to $6.0 million. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H Group or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H Group, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H Group, all after having the first $1.0 million paid by the former owner/operator. As of March 31, 2017, total investigation and remediation costs of approximately $5.9 million and $1.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible, although that policy is about to be exhausted. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. Based on the current stage of the investigation at this site at this time, we estimate that it is reasonably possible that we may incur aggregate losses over a period of years, above our current accrued liability for this site, in a range of $0.1 million to $3.0 million, of which we expect to pay a 25% share. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

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

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils is being developed and is expected to be submitted to the NJDEP in the second quarter of 2017 by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the second quarter of 2017, with post-remediation rebound testing and slab removal to be conducted in the first quarter of 2018. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $1.4 million has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation

Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above the NJDEP standards. There can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

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

Note 17 – Related Party Transactions

As of March 31, 2017, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 70.0% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara, Jr., as Director, Douglas B. Woodworth, as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and William T. Fejes, Jr. as President and Chief Executive Officer of H&H Group.

Pursuant to a management services agreement, as amended ("Management Services Agreement"), Steel Services Ltd ("Steel Services"), a subsidiary of SPLP, provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement provides that the Company pay Steel Services a fixed annual fee of approximately $10.6 million. In addition, during the three months ended March 31, 2017 and 2016, the Company reimbursed Steel Services and its affiliates approximately $0.7 million and $0.2 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement or related agreements.

The fees payable under the Management Services Agreement are subject to review and such adjustments as may be agreed upon by Steel Services and the Company. The Management Services Agreement has a term through December 31, 2017 and automatically renews for successive one-year periods unless and until terminated in accordance with the terms set forth therein. Upon any such termination, a reserve fund will be established by the Company for the payment of expenses incurred by or due to Steel Services that are attributable to the services provided to the Company.

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

The following table presents information about the Company's reportable segments for the three months ended March 31, 2017 and 2016:

Income Statement Data	Three Months Ended
(in thousands)	March 31,
	2017	2016
Net sales:
Joining Materials	$46,541	$42,671
Tubing	18,004	20,270
Building Materials	68,298	58,302
Performance Materials	25,376	24,783
Electrical Products	61,386	—
Kasco	15,037	14,771
Total net sales	$234,642	$160,797
Segment operating income:
Joining Materials	$5,420	$4,415
Tubing	2,684	4,211
Building Materials	9,060	7,353
Performance Materials	1,574	293
Electrical Products	3,689	—
Kasco	685	980
Total segment operating income	23,112	17,252
Unallocated corporate expenses and non-operating units	(8,824)	(4,983)
Unallocated pension expense	(2,653)	(2,151)
Gain from asset dispositions	109	164
Operating income	11,744	10,282
Interest expense	(2,930)	(1,070)
Realized and unrealized loss on derivatives	(360)	(123)
Other expense	(303)	(145)
Income before tax and equity investment	$8,151	$8,944

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company

Handy & Harman Ltd. ("HNH") is a diversified manufacturer of engineered niche industrial products with leading market positions in many of the markets it serves. HNH focuses on high margin products and innovative technology and serves customers across a wide range of end markets. HNH's diverse product offerings are marketed throughout the United States and internationally. HNH is a holding company that conducts operations through its wholly-owned operating subsidiaries, including its primary operating subsidiary, Handy & Harman Group Ltd. ("H&H Group"). HNH manages its group of businesses on a decentralized basis with operations principally in North America. HNH's business units encompass the following segments: Joining Materials, Tubing, Building Materials, Performance Materials, Electrical Products, and Kasco Blades and Route Repair Services ("Kasco"). All references herein to "we," "our" or the "Company" refer to HNH together with all its subsidiaries.

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

The Tubing segment manufactures a wide variety of stainless and low carbon steel tubing products. The Tubing segment manufactures some of the world's longest continuous seamless stainless steel tubing coils, up to 6,000 feet, serving the petrochemical infrastructure and shipbuilding markets. In addition, we are a top supplier of precision, small diameter (less than 3 mm) coil tubing to industry leading specifications serving the aerospace, defense and health care markets. The Tubing segment is also a leading manufacturer of mechanical and fluid carry welded low carbon tubing used for diverse industries, including the automotive, heavy truck, heating, cooling and oil and gas markets. Products are delivered in continuous lengths from 2 inches to 30,000 feet in coil, cut or spool packaging styles.

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

The Performance Materials segment manufactures sheet and mechanically formed glass, quartz, carbon and aramid materials for specialty applications in a wide expanse of markets requiring highly engineered components. Its products are used in a wide range of advanced composite applications, such as civilian and military aerospace components, printed electronic circuit boards, automotive and industrial components, and substrates for civilian and military armor applications.

The Electrical Products segment designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products segment are comprised of the operations of SL Industries, Inc. ("SLI") and those of the former Electromagnetic Enterprise division ("EME") of Hamilton Sunstrand Corporation, which were acquired on June 1, 2016 and September 30, 2016, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

The Company's consolidated operating results for the three months ended March 31, 2017 and 2016 are summarized in the following table:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net sales	$234,642	$160,797
Gross profit	68,583	43,717
Gross profit margin	29.2%	27.2%
Selling, general and administrative expenses	54,186	31,284
Pension expense	2,653	2,151
Operating income	11,744	10,282
Other:
Interest expense	2,930	1,070
Realized and unrealized loss on derivatives	360	123
Other expense	303	145
Income before tax and equity investment	8,151	8,944
Tax provision	3,093	3,860
(Gain) loss from associated company, net of tax	(1,809)	4,628
Net income	$6,867	$456

Net Sales

Net sales for the three months ended March 31, 2017 increased by $73.8 million, or 45.9%, to $234.6 million, as compared to $160.8 million for the same period in 2016. The change in net sales reflects approximately $61.4 million in incremental sales associated with the SLI (including EME) acquisition, as well as an increase of $2.9 million as a result of higher average silver prices. Excluding the impact of the SLI (including EME) acquisition and the change in silver prices, net sales increased by approximately $9.5 million due primarily to higher volume from the Building Materials segment. The average silver market price was approximately $17.48 per troy ounce in the first quarter of 2017, as compared to $14.92 per troy ounce in the same period in 2016.

Gross Profit

Gross profit for the three months ended March 31, 2017 increased to $68.6 million, as compared to $43.7 million for the same period in 2016, and as a percentage of net sales, increased to 29.2%, as compared to 27.2% in the first quarter last year. The change in gross profit was primarily driven by approximately $19.6 million in incremental gross profit from the SLI (including EME) acquisition, as well as a net increase from core growth of approximately $4.9 million, principally due to higher gross profit from the Building Materials segment resulting from higher sales volume. Higher average silver prices also increased gross profit by $0.4 million during the first quarter, as compared to the same period in 2016. The increased gross profit as a percentage of net sales during the first quarter of 2017 was primarily due to higher comparable gross profit margin from the newly acquired Electrical Products segment, the Building Materials segment based on the higher sales volume, and the Performance Materials segment resulting from consolidation efforts in connection with the Company's continued integration of JPS Industries, Inc. ("JPS") and higher sales volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended March 31, 2017 were $54.2 million, as compared to $31.3 million for the same period a year ago. Higher SG&A in the first quarter of 2017 was primarily driven by the impact of the SLI (including EME) acquisition and higher benefit costs, as compared to the same period in 2016.

Pension Expense

Non-cash pension expense was $2.7 million for the three months ended March 31, 2017, which was $0.5 million higher than the three months ended March 31, 2016. We currently expect pension expense to be approximately $10.6 million in 2017, as compared to $8.1 million in 2016. The expected increase in 2017 pension expense is driven by the fact that the investment returns on the assets of the Company's pension plans were lower than actuarial assumptions during 2016, as well as by a reduction in the Company's assumption regarding the expected future return on plan assets.

Interest Expense

Interest expense for the three months ended March 31, 2017 was $2.9 million, as compared to $1.1 million for the three months ended March 31, 2016. The higher interest expense for the three months ended March 31, 2017 was primarily due to higher borrowing levels to finance the SLI (including EME) acquisition.

Realized and Unrealized Loss on Derivatives

HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

Tax Provision

For the three months ended March 31, 2017 and 2016, tax provisions of $3.1 million and $3.9 million, respectively, were recorded. The effective tax rates in the three months ended March 31, 2017 and 2016 were 37.9% and 43.2%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense.

(Gain) Loss from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the gains or losses recorded during the three months ended March 31, 2017 and 2016 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three months ended March 31, 2017 and 2016 are shown in the following table:

	Three Months Ended March 31,
			%
(in thousands)	2017	2016	Change
Net sales:
Joining Materials	$46,541	$42,671	9.1%
Tubing	18,004	20,270	(11.2)%
Building Materials	68,298	58,302	17.1%
Performance Materials	25,376	24,783	2.4%
Electrical Products	61,386	—	N/A
Kasco	15,037	14,771	1.8%
Total net sales	$234,642	$160,797	45.9%
Segment operating income:
Joining Materials	$5,420	$4,415	22.8%
Tubing	2,684	4,211	(36.3)%
Building Materials	9,060	7,353	23.2%
Performance Materials	1,574	293	437.2%
Electrical Products	3,689	—	N/A
Kasco	685	980	(30.1)%
Total segment operating income	$23,112	$17,252	34.0%

Joining Materials

For the three months ended March 31, 2017, the Joining Materials segment net sales increased by $3.9 million, or 9.1%, to $46.5 million, as compared to net sales of $42.7 million for the same period in 2016. The higher net sales was principally due to an increase of approximately $2.9 million in net sales due to a $2.56 per troy ounce increase in the average market price of silver, as well as higher volume from the oil and gas exploration and appliance markets.

Segment operating income for the first quarter of 2017 increased by $1.0 million, or 22.8%, to $5.4 million, as compared to $4.4 million for the first quarter of 2016. The higher operating income was primarily driven by the higher sales volume and favorable product mix. The effect of higher average silver prices increased operating income by approximately $0.4 million, as compared to the same period in 2016.

Tubing

For the three months ended March 31, 2017, the Tubing segment net sales decreased by $2.3 million, or 11.2%, to $18.0 million, as compared to $20.3 million for the same period in 2016. The change in net sales was primarily due to lower sales of our steel tubing products in the oil and gas exploration markets, as well as our fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, partially offset by higher demand for our welded carbon steel tubing products from the transportation industry.

Segment operating income for the first quarter of 2017 decreased by $1.5 million, or 36.3%, to $2.7 million, as compared to $4.2 million for the first quarter of 2016. The decrease in operating income was primarily driven by the lower sales volume and higher personnel costs, as compared to the first quarter of 2016.

Building Materials

For the three months ended March 31, 2017, the Building Materials segment net sales increased by $10.0 million, or 17.1%, to $68.3 million, as compared to $58.3 million for the first quarter of 2016, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label roofing products.

Segment operating income for the first quarter of 2017 increased by $1.7 million, or 23.2%, to $9.1 million, as compared to $7.4 million for the first quarter of 2016. The increase in operating income was primarily driven by the higher sales volume, as compared to the first quarter of 2016, partially offset by increased SG&A associated with higher personnel costs.

Performance Materials

For the three months ended March 31, 2017, the Performance Materials segment net sales increased by $0.6 million, or 2.4%, to $25.4 million, as compared to $24.8 million for the first quarter of 2016, primarily due to higher demand from the aerospace market, partially offset by the October 2016 divestiture of the equipment and certain customer information of JPS' former Slater, South Carolina operating facility. The Slater divestiture was completed in order to focus the business on its more profitable product lines.

Segment operating income for the first quarter of 2017 increased by $1.3 million, or 437.2%, to $1.6 million, as compared to $0.3 million for the first quarter of 2016. The higher operating income in the 2017 period was driven by higher gross profit margin resulting from consolidation efforts in connection with the Company's continued integration of JPS and the higher sales volume.

Electrical Products

For the three months ended March 31, 2017, the Electrical Products segment net sales were $61.4 million. Excluding the impact of the EME acquisition, overall demand has decreased in 2017, primarily due to weakness in the military and commercial aerospace markets, as well as a decline in the medical market.

Segment operating income for the three months ended March 31, 2017 was $3.7 million. Operating income was favorably impacted by higher gross margin due primarily to favorable product mix and effective cost control. Operating income for the period included non-cash depreciation and amortization expense of $5.1 million, reflecting the fair value of property, plant and equipment and other intangible assets associated with the SLI (including EME) acquisition.

Kasco

For the three months ended March 31, 2017, the Kasco segment net sales increased by $0.3 million, or 1.8%, to $15.0 million, as compared to $14.8 million for the first quarter of 2016, due primarily to higher equipment sales in Canada and increased blade sales in Europe.

Segment operating income for the first quarter of 2017 decreased by $0.3 million to $0.7 million, as compared to $1.0 million in the first quarter of 2016, driven by higher personnel costs.

Discussion of Consolidated Cash Flows

Comparison of the Three Months Ended March 31, 2017 and 2016

The following table provides a summary of the Company's consolidated cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Net cash used in operating activities	$(14,871)	$(1,844)
Net cash used in investing activities	(783)	(5,554)
Net cash provided by financing activities	17,812	4,976
Net change for the period	$2,158	$(2,422)

Operating Activities

Operating cash flows for the three months ended March 31, 2017 were $13.0 million lower, as compared to the same period in 2016. Operating income for the three month-period in 2017 was $1.5 million higher, including a $4.9 million increase in non-cash depreciation and amortization expense, offset by a $1.1 million increase in cash paid for income taxes, as compared to the same period in 2016. Inventories used $9.5 million during the three-month period in 2017, as compared to $5.2 million for the same period in 2016 due primarily to inventory build in the Building Materials segment to support increased sales volume. Trade and other receivables used $16.8 million, as compared to $17.4 million used during the same period in 2016. Other current liabilities used $6.1 million during the three-month period in 2017, as compared to a source of $6.7 million during the same period of 2016, primarily driven by timing of payments of trade payables, certain acquisition-related payments and higher pension plan contributions.

Investing Activities

Investing activities used $0.8 million of cash for the three months ended March 31, 2017 and $5.6 million during the same period in 2016. Investing activities for the three months ended March 31, 2017 included a $2.2 million reduction of the EME purchase price. Proceeds from divestitures of $2.0 million were related to the divestiture of the Company's Micro-Tube Fabricators, Inc. business. Capital spending was $4.8 million in the 2017 period, as compared to $5.8 million in the 2016 period.

Financing Activities

For the three months ended March 31, 2017, the Company's financing activities provided $17.8 million of cash. Borrowings under the Company's revolving credit facilities increased by $14.8 million during the three months ended March 31, 2017. The Company also borrowed $5.4 million under its master lease agreement to finance continued equipment purchases for a steel heat-treat production line for the Building Materials segment. For the three months ended March 31, 2016, the Company's financing activities provided $5.0 million of cash. Borrowings under the Company's revolving credit facilities increased by $8.9 million during the three months ended March 31, 2016.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of March 31, 2017, the Company's current assets totaled $286.0 million, its current liabilities totaled $117.7 million and its net working capital was $168.4 million, as compared to net working capital of $137.5 million as of December 31, 2016. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and the WHX Pension Plan II and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $23.5 million for the remainder of 2017, and $22.9 million, $34.3 million, $32.7 million, $29.8 million and $69.1 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. The Company does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For the JPS pension plan, the Company expects to have required minimum contributions of $6.2 million for the remainder of 2017, and $8.2 million, $5.6 million, $3.3 million, $2.9 million and $11.5 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. The Company's senior credit agreement provides for an up to $400.0 million senior secured revolving credit facility. As of March 31, 2017, H&H Group's availability under its senior secured revolving credit facility was $48.8 million. During the year ended December 31, 2016, the Company entered into a master lease agreement, which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property pursuant to the terms of individual lease schedules. As of March 31, 2017, $5.4 million was outstanding under the master lease agreement.

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

The Company expects that its requirements to make cash payments for federal income taxes will increase significantly in 2017, as compared to 2016, as the Company utilized its remaining U.S. federal income tax net operating loss carryforwards

("NOLs") in 2016, excluding NOLs of approximately $37.8 million at December 31, 2016 resulting from the JPS acquisition, which are subject to certain annual limitations under the ownership change rules of Section 382 of the Internal Revenue Code.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of March 31, 2017, customer metal in HNH's custody consisted of 138,686 ounces of silver, 517 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of March 31, 2017, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and the Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisitions of SLI and EME on June 1, 2016, and September 30, 2016, respectively. Our management excluded the operations of both companies from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. These businesses represent approximately 33.7% of our total assets as of March 31, 2017, and approximately 26.2% of net sales for the three months then ended. Our management will fully integrate the operations of SLI and EME into its assessment of the effectiveness of our internal control over financial reporting in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of SLI and EME.

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

During the three months ended March 31, 2017, 13,666 shares of common stock were foregone by certain employees and service providers, at their option, for income tax obligations attributable to the vesting of shares of restricted stock previously granted to such individuals.

The following table provides information on the shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended March 31, 2017:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Period	(a)	(b)	(c)	(d)
January 1, 2017 to January 31, 2017	—	N/A	—	484,981
February 1, 2017 to February 28, 2017	—	N/A	—	484,981
March 1, 2017 to March 31, 2017	13,666	$26.96	—	484,981
	13,666		—	484,981

Item 6. - Exhibits

Exhibit 10.1 Fifth Amendment, dated as of February 24, 2017, to the Amended and Restated Credit Agreement, dated as of August 29, 2014, by and among Handy & Harman Group Ltd., certain of its subsidiaries as guarantors, PNC Bank, N.A., in its capacity as agent acting for the financial institutions party thereto as lenders, and the financial institutions party thereto as lenders. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed February 24, 2017)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

May 2, 2017