Form 10-Q
period 2017-06-30
HANDY & HARMAN LTD.
filed 2017-08-08
CIK 106618

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of Common Stock outstanding as of August 7, 2017 was 12,221,431.

TABLE OF CONTENTS
HANDY & HARMAN LTD.

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements (unaudited)

HANDY & HARMAN LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in thousands, except par value)	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$29,094	$29,122
Trade and other receivables - net of allowance for doubtful accounts of $2,355 and $2,489, respectively	150,563	122,550
Inventories, net	110,164	99,455
Prepaid and other current assets	6,811	8,239
Total current assets	296,632	259,366
Property, plant and equipment at cost, less accumulated depreciation	133,041	131,628
Goodwill	182,636	182,185
Other intangibles, net	135,755	144,979
Investment in associated company	14,427	12,318
Deferred income tax assets	93,634	94,906
Other non-current assets	10,396	11,138
Total assets	$866,521	$836,520
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Trade payables	$74,210	$62,792
Accrued liabilities	38,343	45,933
Accrued environmental liabilities	9,770	9,625
Short-term debt	648	553
Current portion of long-term debt	1,874	2,937
Total current liabilities	124,845	121,840
Long-term debt	278,508	271,799
Accrued pension liabilities	259,822	265,547
Other post-retirement benefit obligations	3,709	3,540
Deferred income tax liabilities	2,395	2,826
Other non-current liabilities	9,779	4,373
Total liabilities	679,058	669,925
Commitments and Contingencies
Stockholders' Equity:
Common stock - $.01 par value; authorized 180,000 shares; issued 13,607 and 13,627 shares, respectively	136	136
Accumulated other comprehensive loss	(265,490)	(267,007)
Additional paid-in capital	587,676	587,705
Treasury stock, at cost - 1,386 shares	(34,852)	(34,852)
Accumulated deficit	(100,007)	(119,387)
Total stockholders' equity	187,463	166,595
Total liabilities and stockholders' equity	$866,521	$836,520

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2017	2016	2017	2016
Net sales	$256,145	$200,880	$490,786	$361,677
Cost of goods sold	181,517	148,918	347,577	265,998
Gross profit	74,628	51,962	143,209	95,679
Selling, general and administrative expenses	47,795	38,332	101,981	69,616
Pension expense	2,652	2,132	5,305	4,283
Asset impairment charges	—	7,000	—	7,000
Operating income	24,181	4,498	35,923	14,780
Other:
Interest expense	2,910	1,345	5,840	2,415
Realized and unrealized (gain) loss on derivatives	(286)	416	75	539
Other expense	318	99	617	244
Income before tax and equity investment	21,239	2,638	29,391	11,582
Tax provision	8,248	1,138	11,341	4,998
Loss (gain) from associated company, net of tax	478	2,234	(1,330)	6,862
Net income (loss)	$12,513	$(734)	$19,380	$(278)
Basic and diluted income (loss) per share of common stock
Net income (loss) per share	$1.02	$(0.06)	$1.58	$(0.02)
Weighted-average number of common shares outstanding	12,221	12,260	12,228	12,242

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income (loss)	$12,513	$(734)	$19,380	$(278)

Other comprehensive income (loss), net of tax:
Changes in pension liabilities and other post-retirement benefit obligations	154	—	154	(94)
Tax effect of changes in pension liabilities and other post-retirement benefit obligations	(57)	—	(57)	—
Foreign currency translation adjustments	493	(515)	1,129	(316)
Tax effect of changes in foreign currency translation adjustments	299	436	291	460
Other comprehensive income (loss)	889	(79)	1,517	50

Comprehensive income (loss)	$13,402	$(813)	$20,897	$(228)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Accumulated Other Comprehensive	Additional Paid-In	Treasury Stock,	Accumulated	Total Stockholders'
(in thousands)	Shares	Amount	Loss	Capital	at Cost	Deficit	Equity
Balance, December 31, 2016	13,627	$136	$(267,007)	$587,705	$(34,852)	$(119,387)	$166,595
Amortization and forfeitures of restricted stock grants	(20)	—	—	(29)	—	—	(29)
Changes in pension liabilities and other post-retirement benefit obligations, net of tax	—	—	97	—	—	—	97
Foreign currency translation adjustments, net of tax	—	—	1,420	—	—	—	1,420
Net income	—	—	—	—	—	19,380	19,380
Balance, June 30, 2017	13,607	$136	$(265,490)	$587,676	$(34,852)	$(100,007)	$187,463

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HANDY & HARMAN LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income (loss)	$19,380	$(278)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss from divestitures	412	—
Depreciation and amortization	20,335	12,350
Non-cash stock-based compensation	340	931
Non-cash (gain) loss from investment in associated company, net of tax	(1,330)	6,862
Amortization of debt issuance costs	612	550
Deferred income taxes	2,965	3,623
Gain from asset dispositions	(274)	(337)
Asset impairment charges	—	7,858
Non-cash (gain) loss from derivatives	(9)	133
Reclassification of net cash settlements on precious metal contracts to investing activities	84	406
Change in operating assets and liabilities, net of acquisitions and divestitures:
Trade and other receivables	(28,836)	(29,034)
Inventories	(10,859)	(3,572)
Prepaid and other current assets	1,284	2,728
Other current liabilities	(7,851)	12,800
Other items, net	778	(364)
Net cash (used in) provided by operating activities	(2,969)	14,656
Cash flows from investing activities:
Additions to property, plant and equipment	(13,096)	(9,673)
Net cash settlements on precious metal contracts	(84)	(406)
Acquisitions, net of cash acquired	2,246	(157,000)
Proceeds from sale of fixed assets	478	1,659
Proceeds from divestitures	1,975	—
Net cash used in investing activities	(8,481)	(165,420)
Cash flows from financing activities:
Net revolver borrowings	6,876	153,967
Net repayments on loans - foreign	(1,016)	(161)
Repayments of term loans - domestic	(212)	(232)
Proceeds from equipment lease financing	5,377	—
Deferred finance charges	—	(345)
Net change in overdrafts	274	(2,027)
Purchases of treasury stock	—	(108)
Payments for taxes related to net share settlement of equity awards	(368)	(395)
Other financing activities	(22)	61
Net cash provided by financing activities	10,909	150,760
Net change for the period	(541)	(4)
Effect of exchange rate changes on cash and cash equivalents	513	(39)
Cash and cash equivalents at beginning of period	29,122	23,728
Cash and cash equivalents at end of period	$29,094	$23,685

Cash paid during the period for:
Interest	$5,217	$1,664
Taxes	$11,559	$3,019
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

On June 26, 2017, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Steel Partners Holdings L.P. ("SPLP") and Handy Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of SPLP ("Merger Sub"), pursuant to which, among other things, SPLP and Merger Sub will make a tender offer ("Offer") to purchase any and all of the outstanding shares of common stock, par value $0.01 per share ("Shares"), of the Company not already owned by SPLP or any entity that is an affiliate of SPLP, for 1.484 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), of SPLP that currently trade on the New York Stock Exchange for each Share ("Offer Price"). SPH Group Holdings LLC, a wholly-owned subsidiary of SPLP, beneficially owns approximately 70.0% of the outstanding Shares.

Merger Sub's obligation to accept for payment and SPLP's obligation to pay for Shares pursuant to the Offer is subject to various conditions, including (a) a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares that, when added to the Shares already owned by SPLP and its subsidiaries, would represent at least a majority of all then outstanding Shares, (b) a nonwaivable condition that there be validly tendered and not withdrawn prior to the expiration of the Offer that number of Shares that would represent at least a majority of all then outstanding Shares not owned by SPLP or any of its affiliates, (c) the SPLP Preferred Units issuable in the Offer and the Merger (as defined below) have been authorized for listing on the New York Stock Exchange, (d) Shares held by stockholders that have properly exercised appraisal rights under Delaware law do not exceed ten percent (10%) of the Shares outstanding immediately prior to the expiration of the Offer, and (e) other customary conditions. There is no financing condition to the obligations to consummate the Offer.

The Merger Agreement further provides that upon the terms and subject to the conditions set forth therein, following completion of the Offer, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation and as an indirect wholly-owned subsidiary of SPLP ("Merger"). In the Merger, each outstanding Share (other than Shares held by the Company or any of its subsidiaries, SPLP, Merger Sub or any other subsidiary of SPLP, or held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law), will be converted into the right to receive the Offer Price, without interest. The Merger is subject to the following closing conditions: (i) Merger Sub having accepted for payment all Shares validly tendered and not withdrawn in the Offer and (ii) there being in effect no law or order which makes the Merger illegal or otherwise prohibits the consummation of the Merger.

The Merger Agreement includes customary representations, warranties and covenants of the Company, SPLP and Merger Sub, including, among other things, a covenant of the Company not to solicit alternative transactions or to provide information or enter into discussions in connection with alternative transactions, subject to certain exceptions to allow the Board of Directors of the Company to exercise its fiduciary duties. The Merger Agreement may be terminated under certain circumstances, including in connection with superior proposals as set forth therein. If the Company terminates the Merger Agreement to enter into an agreement for a superior proposal and in other specified circumstances, the Company would be required to pay SPLP a $3.8 million termination fee and its transaction expenses up to $1.0 million.

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

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Estimates are based on historical experience, expected future cash flows and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

New or Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. ASU 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU No. 2015-14, which deferred the effective date of ASU No. 2014-09 by one year. ASU No. 2014-09 is effective for the Company's 2018 fiscal year and may be applied either (i) retrospectively to each prior reporting period presented with an election for certain specified practical expedients, or (ii) retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application, with additional disclosure requirements. The Company expects to confirm its method of adoption by the period ended September 30, 2017, and will include any known quantitative information on transition method impact. The Company will complete its assessment of the full financial impact of ASU 2014-09 during the next six months and will adopt ASU 2014-09 when it becomes effective for the Company on January 1, 2018.

The Company is in the process of evaluating the qualitative and quantitative disclosure guidance of ASU 2014-09 for possible enhancements to the Company's consolidated financial statements that will enable users to better understand the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers. The Company is also in the process of assessing and implementing appropriate changes to its business processes and controls to support revenue recognition and disclosures under the new standard. The Company expects that the adoption of ASU 2014-09 will have an impact on its business processes, financial reporting disclosures and internal controls over financial reporting. As part of the assessment performed through the date of this filing, the Company has implemented a cross-functional team consisting of representatives from across its businesses, and the Company is progressing towards the completion of the diagnostic assessment of the impact of the standard, including review of customer contracts, as well as the Company's current accounting policies and procedures to identify where there may be potential differences to its revenue that may result from applying ASU 2014-09. As part of the implementation, the Company has developed an implementation project plan that will allow the Company to adopt the new revenue accounting standard on its effective date.

The Company's implementation plan includes the development of a phased project plan, an understanding of the new standard and its requirements, assessment of the Company's revenue streams and specific contracts in the streams. Additionally, the Company continues to monitor modifications, clarifications and interpretations issued by the FASB that may impact its assessment. The Company continues to assess the impact of ASU 2014-09 on the costs to acquire and fulfill its customer contracts, including whether the Company can apply the practical expedient of expensing contract costs when incurred if the amortization period of the asset that it would have recognized is one year or less. Currently, the Company's accounting policy is to expense contract costs as they are incurred.

Significant assessment and implementation matters to be addressed prior to adopting ASU 2014-09 include completing a review of customer contracts, determining the impact the new accounting standard will have on the Company's consolidated financial statements and related disclosures, and updating, as needed, the Company's business processes, systems and controls required to comply with ASU 2014-09 upon its effective date of January 1, 2018. The Company will update the implementation status related to the impact of ASU 2014-09 on the consolidated financial statements and related footnotes in the future quarterly and year-end disclosures. Upon completion of the Company's implementation plan and evaluation of the remaining revenue contracts, the Company may adopt additional internal control procedures over financial reporting and its business processes for any new revenue arrangements that the Company enters.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This new standard requires the components of net benefit cost to be disaggregated within the statement of operations, with service cost being included in the same line item as other compensation costs, and any other components being presented outside of operating income. The amendments in ASU No. 2017-07 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this guidance.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This new standard provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The standard states that entities should account for the effects of a modification unless the fair value of the modified award is the same as the fair value of the original award, the vesting conditions do not change, and the classification as an equity instrument or a liability instrument is the same. The amendments in ASU No. 2017-09 are effective for the Company's 2018 fiscal year. The Company is currently evaluating the potential impact of this new guidance.

Note 3 – Acquisitions

SLI

On April 6, 2016, the Company entered into a definitive merger agreement with SL Industries, Inc. ("SLI"), pursuant to which it commenced a cash tender offer to purchase all the outstanding shares of SLI's common stock, at a purchase price of $40.00 per share in cash ("SLI Offer"). SLI designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Consummation of the SLI Offer was subject to certain conditions, including the tender of a number of shares that constituted at least (1) a majority of SLI's outstanding shares and (2) 60% of SLI's outstanding shares not owned by HNH or any of its affiliates, as well as other customary conditions. SPLP beneficially owned approximately 25.1% of SLI's outstanding shares at the time of the SLI Offer.

On June 1, 2016, the conditions noted above, as well as all other conditions to the SLI Offer were satisfied, and the Company successfully completed its tender offer through a wholly-owned subsidiary. Pursuant to the terms of the merger agreement, the wholly-owned subsidiary merged with and into SLI, with SLI being the surviving corporation ("SLI Merger"). Upon completion of the SLI Merger, SLI became a wholly-owned subsidiary of the Company.

The aggregate consideration paid by the Company in the SLI Offer and SLI Merger was approximately $162.0 million, excluding related transaction fees and expenses. The funds necessary to consummate the SLI Offer, the SLI Merger and to pay related fees and expenses were financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$4,985
Trade and other receivables	32,680
Inventories	24,295
Prepaid and other current assets	8,258
Property, plant and equipment	23,950
Goodwill	54,231
Other intangibles	92,326
Other non-current assets	257
Total assets acquired	240,982
Trade payables	(18,433)
Accrued liabilities	(21,306)
Long-term debt	(9,500)
Deferred income tax liabilities	(23,567)
Other non-current liabilities	(6,191)
Net assets acquired	$161,985

The goodwill of $54.2 million arising from the acquisition consists largely of the synergies expected from combining the operations of HNH and SLI. The goodwill is assigned to the Company's Electrical Products segment and is not expected to be deductible for income tax purposes. Other intangibles consist primarily of acquired trade names of $14.7 million, customer relationships of $59.9 million, developed technology and patents of $10.7 million, and customer order backlog of $6.9 million. The customer order backlog was amortized based on the expected period over which the orders were fulfilled, ranging from two to eight months. The remaining intangible assets have been assigned useful lives ranging from 10 to 15 years based on the long operating history, broad market recognition and continued demand for the associated brands, and the limited turnover and long-standing relationships SLI has with its existing customer base. The valuations of acquired trade names, developed technology and patents were performed utilizing a relief from royalty method, and significant assumptions used in the valuation included the royalty rate assumed and the expected level of future sales, as well as the rate of technical obsolescence for the developed technology and patents. The acquired customer relationships were valued using an excess earnings approach, and significant assumptions used in the valuation included the customer attrition rate assumed and the expected level of future sales. Included in accrued liabilities and other non-current liabilities above was a total of $10.9 million for existing and contingent liabilities relating to SLI's environmental matters, which are further discussed in Note 17 - "Commitments and Contingencies."

The amount of net sales and operating income of the acquired business included in the consolidated statement of operations for the three months ended June 30, 2017 were approximately $50.5 million and $5.4 million, respectively. The amount of net sales and operating income of the acquired business included in the consolidated statement of operations for the six months ended June 30, 2017 were approximately $95.4 million and $7.8 million, respectively. The amount of net sales and operating loss of the acquired business included in the consolidated statements of operations for both the three and six months ended June 30, 2016 were approximately $11.8 million and $(3.3) million. The operating loss in 2016 included $1.9 million of expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, and which are included in selling, general and administrative expenses in the 2016 consolidated statements of operations. SLI's results of operations are reported within the Company's Electrical Products segment.

EME

On September 30, 2016, SL Montevideo Technology, Inc. ("SMTI"), a subsidiary of SLI, entered into an asset purchase agreement ("Purchase Agreement") with Hamilton Sundstrand Corporation ("Hamilton"). Pursuant to the Purchase Agreement, SMTI acquired from Hamilton certain assets of its Electromagnetic Enterprise division ("EME") used or useful in the design, development, manufacture, marketing, service, distribution, repair and sale of electric motors, starters and generators for certain commercial applications, including for use in commercial hybrid electric vehicles and refrigeration and in the aerospace and defense sectors. The acquisition of EME expands SLI's product portfolio and diversifies its customer base. SMTI purchased the acquired net assets for $60.3 million in cash and assumption of certain ordinary course business liabilities, subject to adjustments related to working capital at closing and quality of earnings of the acquired business for the period of January 1, 2016 to June 30, 2016, each as provided in the Purchase Agreement, including a reduction of $2.2 million received during the six months ended June 30, 2017. The Purchase Agreement includes a guarantee by Hamilton of a minimum level of product purchases from SMTI by an affiliate of Hamilton for calendar years 2017, 2018 and 2019, in exchange for compliance by SMTI with certain operating covenants. The transaction was financed with additional borrowings under the Company's senior secured revolving credit facility.

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Trade and other receivables	$4,249
Inventories	3,047
Prepaid and other current assets	265
Property, plant and equipment	2,321
Goodwill	30,994
Other intangibles	28,370
Total assets acquired	69,246
Trade payables	(6,036)
Accrued liabilities	(2,881)
Net assets acquired	$60,329

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

The amount of net sales and operating income of the acquired business included in the consolidated statement of operations for the three months ended June 30, 2017 were approximately $11.0 million and $1.0 million, respectively. The amount of net sales and operating income of the acquired business included in the consolidated statement of operations for the six months ended June 30, 2017 were approximately $27.5 million and $2.3 million, respectively. EME's results of operations are reported within the Company's Electrical Products segment.

Pro Forma Disclosures

Unaudited pro forma net sales and net income of the combined entities is presented below as if SLI and EME had both been acquired January 1, 2015.

Six Months Ended
June 30,
(in thousands, except per share)	2016
Net sales	$477,963
Net income	$4,286
Net income per share	$0.35
Weighted-average number of common shares outstanding	12,242

This unaudited pro forma data is presented for informational purposes only and does not purport to be indicative of the results of future operations or of the results that would have occurred had the SLI and EME acquisitions taken place on January 1, 2015. The information for the six months ended June 30, 2016 is based on historical financial information with respect to the acquisitions and does not include operational or other changes which might have been effected by the Company. The unaudited pro forma earnings were adjusted to reflect incremental depreciation and amortization expense based on the fair value adjustments for the acquired property, plant and equipment and intangible assets, which are amortized using the double-declining balance method for customer relationships and the straight line method for other intangibles, over periods principally ranging from 10 to 15 years. The unaudited pro forma earnings were also adjusted to reflect incremental interest expense on the borrowings made to finance the acquisitions, and to exclude acquisition-related costs incurred by both the Company and the acquired entities during the period presented.

Note 4 – Divestitures

In January 2017, the Company sold its Micro-Tube Fabricators, Inc. business ("MTF") for approximately $2.5 million and recorded a loss on sale of $0.4 million, which is included in other expense in the consolidated statements of operations. MTF specialized in the production of precision fabricated tubular components produced for medical device, aerospace, aircraft, automotive and electronic applications. The price was payable $2.0 million in cash at closing and a $0.5 million subordinated promissory note to the Company bearing 5% interest annually. Half the note will be paid to the Company 6-months after closing and the remainder paid 1-year after closing. In addition, the Company may receive up to $1.0 million of additional contingent consideration if certain sales volume milestones are met between the sale date and December 31, 2019. The operations of MTF were not significant to the consolidated financial statements of the Company. MTF was part of the Tubing segment.

Note 5 – Asset Impairment Charges

In connection with the integration of JPS Industries, Inc. ("JPS") after its acquisition in July 2015, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling $7.9 million associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations.

Note 6 – Inventories

Inventories, net at June 30, 2017 and December 31, 2016 were comprised of:

	June 30,	December 31,
(in thousands)	2017	2016
Finished products	$33,108	$32,339
In-process	24,729	18,482
Raw materials	35,274	34,318
Fine and fabricated precious metals in various stages of completion	17,981	15,019
	111,092	100,158
LIFO reserve	(928)	(703)
Total	$110,164	$99,455

In order to produce certain of its products, HNH purchases, maintains and utilizes precious metal inventory. HNH records certain of its precious metal inventory at the lower of LIFO cost or market, with any adjustments recorded through cost of goods sold. Remaining precious metal inventory is accounted for primarily at fair value.

Certain customers and suppliers of HNH choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. To the extent HNH is able to utilize customer precious metal in its production processes, such customer metal replaces the need for HNH to purchase its own inventory. As of June 30, 2017, customer metal in HNH's custody consisted of 139,747 ounces of silver, 513 ounces of gold and 1,391 ounces of palladium.

Supplemental inventory information:	June 30,	December 31,
(in thousands, except per ounce)	2017	2016
Precious metals stated at LIFO cost	$5,379	$4,977
Precious metals stated under non-LIFO cost methods, primarily at fair value	$11,674	$9,339
Market value per ounce:
Silver	$16.64	$16.05
Gold	$1,242.25	$1,159.10
Palladium	$841.00	$676.00

Note 7 – Goodwill and Other Intangibles

The changes in the net carrying amount of goodwill by reportable segment for the six months ended June 30, 2017 were as follows (in thousands):

Segment	Balance at January 1, 2017	Adjustments	Additions	Impairments	Balance at June 30, 2017	Accumulated Impairment Losses
Joining Materials	$16,199	$21	$—	$—	$16,220	$—
Tubing	1,895	—	—	—	1,895	—
Building Materials	71,388	—	—	—	71,388
Performance Materials	7,908	—	—	—	7,908	24,254
Electrical Products	84,795	430	—	—	85,225	—
Total	$182,185	$451	$—	$—	$182,636	$24,254

Other intangible assets, net at June 30, 2017 and December 31, 2016 consisted of:

	June 30, 2017			December 31, 2016
(in thousands)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer relationships	$121,797	$(25,274)	$96,523	$121,820	$(18,554)	$103,266
Trademarks, trade names and brand names	27,439	(5,104)	22,335	27,439	(4,184)	23,255
Developed technology, patents and patent applications	16,705	(4,203)	12,502	16,527	(3,518)	13,009
Non-compete agreements	774	(746)	28	774	(737)	37
Customer order backlog	8,130	(8,130)	—	8,130	(7,529)	601
Other	6,903	(2,536)	4,367	7,391	(2,580)	4,811
Total	$181,748	$(45,993)	$135,755	$182,081	$(37,102)	$144,979

Amortization expense totaled $4.4 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $9.4 million and $2.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in amortization expense during 2017 was principally due to the SLI and EME acquisitions.

Note 8 – Investment

The Company holds an investment in the common stock of a public company, ModusLink Global Solutions, Inc. ("ModusLink"), which is classified as an investment in associated company on the consolidated balance sheets. The Company carries its ModusLink investment on the consolidated balance sheets at fair value, calculated based on the closing market price for ModusLink common stock, with unrealized gains and losses on the investment reported in net income or loss. HNH owned 8,436,715 shares of common stock of ModusLink at both June 30, 2017 and December 31, 2016, and the value of this investment increased from $12.3 million at December 31, 2016 to $14.4 million at June 30, 2017 due entirely to an increase in the share price of ModusLink's common stock.

As of June 30, 2017, SPLP and its associated companies, which include the Company, owned a combined total of 18,182,705 ModusLink common shares, which represented approximately 32.7% of ModusLink's outstanding shares. SPLP is a majority shareholder of HNH, owning directly or indirectly through its subsidiaries in excess of 50% of HNH's common shares. SPLP also holds warrants to purchase 2,000,000 additional shares of ModusLink common stock at an exercise price of $5.00 per share. These warrants will expire in March 2018.

Because of the direct ownership of stock held by the Company, as well as the ownership of SPLP and its associated companies, the Company has the ability to exercise significant influence over ModusLink's operating and financial policies, and thus accounts for its investment in ModusLink under the equity method of accounting, using the fair value option.

ModusLink's fiscal year ends on July 31. Summarized unaudited information as to assets, liabilities and results of operations of ModusLink for the quarter ended April 30, 2017, its most recently completed fiscal quarter, and the comparable prior periods are as follows:

	April 30,	July 31,
(in thousands)	2017	2016
Current assets	$271,667	$319,891
Non-current assets	$24,804	$28,041
Current liabilities	$159,633	$194,766
Non-current liabilities	$67,909	$67,226
Stockholders' equity	$68,929	$85,940

	Three Months Ended		Six Months Ended
	April 30,		April 30,
(in thousands)	2017	2016	2017	2016
Net revenue	$97,948	$96,460	$215,516	$216,426
Gross profit	$8,542	$2,174	$19,740	$5,829
Net loss	$(5,067)	$(12,849)	$(7,973)	$(26,797)

Note 9 – Credit Facilities

Debt at June 30, 2017 and December 31, 2016 was as follows:

	June 30,	December 31,
(in thousands)	2017	2016
Short-term debt
Foreign	$648	$553
Long-term debt
Revolving facilities	274,101	267,224
Other debt - domestic	6,281	6,493
Foreign loan facilities	—	1,019
Subtotal	280,382	274,736
Less portion due within one year	1,874	2,937
Total long-term debt	278,508	271,799
Total debt	$281,030	$275,289

Senior Credit Facility

The Company's amended and restated senior credit agreement ("Senior Credit Facility") provides for an up to $400.0 million senior secured revolving credit facility, including a $20.0 million sublimit for the issuance of letters of credit and a $20.0 million sublimit for the issuance of swing loans. Borrowings under the Senior Credit Facility bear interest, at H&H Group's option, at either LIBOR or the Base Rate, as defined, plus an applicable margin as set forth in the loan agreement (2.25% and 1.25%, respectively, for LIBOR and Base Rate borrowings at June 30, 2017), and the revolving facility provides for a commitment fee to be paid on unused borrowings. The weighted-average interest rate on the revolving facility was 3.49% at June 30, 2017. H&H Group's availability under the Senior Credit Facility was $66.1 million as of June 30, 2017.

The Senior Credit Facility will expire, with all amounts outstanding due and payable, on August 29, 2019. The Senior Credit Facility is guaranteed by substantially all existing and thereafter acquired or created domestic wholly-owned subsidiaries and certain foreign wholly-owned subsidiaries of H&H Group, and obligations under the Senior Credit Facility are collateralized by first priority security interests in and liens upon all present and future assets of H&H Group and these subsidiaries. The Senior Credit Facility restricts H&H Group's ability to transfer cash or other assets to HNH, subject to certain exceptions, including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II. The Senior Credit Facility is subject to certain mandatory prepayment provisions and restrictive and financial covenants, which include a maximum ratio limit on Total Leverage and a minimum ratio limit on Fixed Charge Coverage, as defined, as well as a minimum liquidity level. The Company was in compliance with all debt covenants at June 30, 2017.

Master Lease Agreement

In 2016, the Company entered into a master lease agreement with TD Equipment Finance, Inc. ("TD Equipment"), which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property from TD Equipment pursuant to the terms of individual lease schedules. As of June 30, 2017, $5.4 million was outstanding under the master lease agreement. No leases had been entered into as of December 31, 2016 under the agreement.

Note 10 – Derivative Instruments

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

As of June 30, 2017, the Company had the following outstanding forward contracts with settlement dates through July 2017. There were no futures contracts outstanding at June 30, 2017.

			Notional Value
Commodity	Amount		($ in millions)
Silver	728,710	ounces	$12.1
Gold	600	ounces	$0.7
Copper	375,000	pounds	$1.0
Tin	30	metric tons	$0.6

HNH accounts for these contracts as either fair value hedges or economic hedges under the guidance in Accounting Standards Codification 815, Derivatives and Hedging.

Fair Value Hedges. Of the total forward contracts outstanding, 573,710 ounces of silver and substantially all the copper contracts are designated and accounted for as fair value hedges. The fair values of these derivatives are recognized as derivative assets and liabilities on the consolidated balance sheets. The net change in fair value of the derivative assets and liabilities, and the change in the fair value of the underlying hedged inventory, are recognized in the consolidated statements of operations, and such amounts principally offset each other due to the effectiveness of the hedges. The fair value hedges are associated primarily with the Company's precious metal inventory carried at fair value.

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

Effect of Derivative Instruments in the Consolidated Statements of Operations - Income/(Expense)

(in thousands)		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative	Statement of Operations Line	2017	2016	2017	2016
Commodity contracts	Cost of goods sold	$1,004	$(1,403)	$(179)	$(2,381)
	Total derivatives designated as hedging instruments	1,004	(1,403)	(179)	(2,381)
Commodity contracts	Cost of goods sold	(31)	(70)	64	(95)
Commodity contracts	Realized and unrealized gain (loss) on derivatives	286	(416)	(75)	(539)
	Total derivatives not designated as hedging instruments	255	(486)	(11)	(634)
	Total derivatives	$1,259	$(1,889)	$(190)	$(3,015)

Fair Value of Derivative Instruments on the Consolidated Balance Sheets - Asset/(Liability)

(in thousands)		June 30,	December 31,
Derivative	Balance Sheet Location	2017	2016
Commodity contracts	Prepaid and other current assets/(Accrued liabilities)	$3	$(111)
	Total derivatives designated as hedging instruments	3	(111)
Commodity contracts	(Accrued liabilities)/Prepaid and other current assets	(1)	3
	Total derivatives not designated as hedging instruments	(1)	3
	Total derivatives	$2	$(108)

Note 11 – Pension and Other Post-Retirement Benefits

HNH sponsors two defined benefit pension plans, the WHX Pension Plan and the WHX Pension Plan II, covering many of HNH's employees and certain employees of HNH's former subsidiary, Wheeling-Pittsburgh Corporation. In addition, JPS sponsors a defined benefit pension plan. The following table presents the components of net periodic pension expense for the Company's pension plans for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Service cost	$—	$(14)	$—	$—
Interest cost	4,514	4,585	9,029	9,373
Expected return on plan assets	(5,302)	(5,769)	(10,604)	(11,750)
Amortization of actuarial loss	3,440	3,330	6,880	6,660
Total	$2,652	$2,132	$5,305	$4,283

The Company expects to have required minimum pension contributions of $24.7 million for the remainder of 2017, and $29.6 million, $39.9 million, $36.0 million, $32.7 million and $80.6 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

In addition to its pension plans included in the table above, the Company also maintains several other post-retirement benefit plans covering certain of its employees and retirees. The approximate aggregate expense for these plans was $0.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively, and $1.5 million and $1.0 million for the six months ended June 30, 2017 and 2016, respectively.

Note 12 – Stockholders' Equity

Common Stock Repurchase Program

On April 28, 2016, the Company's Board of Directors approved the repurchase of up to an aggregate of 500,000 shares of the Company's common stock. Any such repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market, in compliance with applicable laws and regulations. The repurchase program is expected to continue unless and until revoked by the Board of Directors. As of June 30, 2017, the Company has repurchased 15,019 shares for a total purchase price of approximately $0.4 million under the 2016 repurchase program.

Accumulated Other Comprehensive Loss

Changes, net of tax, in accumulated other comprehensive loss and its components follow:

(in thousands)	Foreign Currency Translation Adjustments	Net Pension and Other Benefit Obligations	Total
Balance at December 31, 2016	$(5,809)	$(261,198)	$(267,007)
Current period income	1,420	97	1,517
Balance at June 30, 2017	$(4,389)	$(261,101)	$(265,490)

Note 13 – Stock-Based Compensation

On May 26, 2016, the Company's stockholders approved the adoption of the Company's 2016 Equity Incentive Award Plan ("2016 Plan"). The 2016 Plan provides equity-based compensation through the grant of cash-based awards, nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based awards. The 2016 Plan replaces the Company's 2007 Incentive Stock Plan ("2007 Plan"), and no further awards will be granted under the 2007 Plan. The 2016 Plan allows for issuance of up to 1,624,953 shares of common stock. As of June 30, 2017, no awards had been granted under the 2016 Plan.

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

Restricted stock activity was as follows for the six months ended June 30, 2017:

	Employees
	and Service
(shares)	Providers	Directors	Total
Balance, January 1, 2017	610,598	837,547	1,448,145
Forfeited	(5,640)	—	(5,640)
Reduced for income tax obligations	(13,666)	—	(13,666)
Balance, June 30, 2017	591,292	837,547	1,428,839

Vested at June 30, 2017	556,625	837,547	1,394,172
Non-vested at June 30, 2017	34,667	—	34,667

The Company recognized compensation expense related to restricted shares of $0.1 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and $0.3 million and $0.9 million for the six months ended June 30, 2017 and 2016, respectively. Unearned compensation expense related to restricted shares at June 30, 2017 is $0.5 million, which is net of an estimated 5% forfeiture rate for employees and service providers. This amount will be recognized over the remaining vesting period of the restricted shares.

Note 14 – Income Taxes

For the three months ended June 30, 2017 and 2016, tax provisions of $8.2 million and $1.1 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2017 and 2016 were 38.8% and 43.1%, respectively. For the six months ended June 30, 2017 and 2016, tax provisions of $11.3 million and $5.0 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2017 and 2016 were 38.6% and 43.2%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense.

Note 15 – Earnings Per Share

The computation of basic earnings per share of common stock is calculated by dividing net income (loss) by the weighted-average number of shares of the Company's common stock outstanding, as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share)	2017	2016	2017	2016
Net income (loss)	$12,513	$(734)	$19,380	$(278)
Weighted-average number of common shares outstanding	12,221	12,260	12,228	12,242
Net income (loss) per share	$1.02	$(0.06)	$1.58	$(0.02)

Diluted earnings per share gives effect to dilutive potential common shares outstanding during the reporting period. The Company had potentially dilutive common share equivalents, in the form of outstanding stock options, during the six months ended June 30, 2016, although none were dilutive because the exercise price of these equivalents exceeded the market value of the Company's common stock during those periods. The outstanding stock options expired during the first quarter of 2016.

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

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	Asset as of June 30, 2017
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$14,427	$14,427	$—	$—
Precious metal and commodity inventories recorded at fair value	$12,328	$12,328	$—	$—
Commodity contracts on precious metal and commodity inventories	$2	$—	$2	$—

	Asset (Liability) as of December 31, 2016
(in thousands)	Total	Level 1	Level 2	Level 3
Investment in associated company	$12,318	$12,318	$—	$—
Precious metal and commodity inventories recorded at fair value	$10,143	$10,143	$—	$—
Commodity contracts on precious metal and commodity inventories	$(108)	$—	$(108)	$—

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

Long-lived assets consisting of land and buildings used in previously operating businesses and currently unused, which total $6.3 million as of June 30, 2017, are carried at the lower of cost or fair value less cost to sell and are included primarily in other non-current assets on the consolidated balance sheets. A reduction in the carrying value of such long-lived assets is recorded as an asset impairment charge in the consolidated statement of operations.

Note 17 – Commitments and Contingencies

The Company is involved in legal proceedings and environmental matters, as discussed below. Most such legal proceedings and environmental investigations involve unspecified amounts of potential damage claims or awards, are in an initial procedural phase, involve significant uncertainty as to the outcome, or involve significant factual issues that need to be resolved, such that it is not possible for the Company to estimate a range of possible loss. For matters that have progressed sufficiently through the investigative process such that the Company is able to reasonably estimate a range of possible loss, an estimated range of possible loss will be provided, in excess of the accrued liability (if any) for such matters. Any estimated range is or will be based on currently available information and involves elements of judgment and significant uncertainties. Any estimated range of possible loss may not represent the Company's maximum possible loss exposure. The circumstances of such legal proceedings and environmental investigations will change from time to time and actual results may vary significantly from the current estimate. For current proceedings not specifically reported below, management does not anticipate that the liabilities, if any, arising from such proceedings would have a material effect on the financial position, liquidity or results of operations of the Company.

Environmental Matters

Certain H&H Group subsidiaries, including SLI, have existing and contingent liabilities relating to environmental matters, including costs of remediation, capital expenditures, and potential fines and penalties relating to possible violations of national and state environmental laws. Those subsidiaries have remediation expenses on an ongoing basis, although such costs are continually being readjusted based upon the emergence of new techniques and alternative methods. The Company recorded current liabilities of approximately $9.8 million related to estimated environmental remediation costs as of June 30, 2017. The Company also has insurance coverage available for several of these matters and believes that excess insurance coverage may be available as well. No insurance reimbursements were recorded during the six months ended June 30, 2017 or 2016.

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

The sites where certain H&H Group subsidiaries have environmental liabilities include the following:

H&H Group has been working with the Connecticut Department of Energy and Environmental Protection ("CTDEEP") with respect to its obligations under a 1989 consent order that applies to a property in Connecticut that H&H Group sold in 2003 ("Sold Parcel") and an adjacent parcel ("Adjacent Parcel") that together comprise the site of a former H&H Group manufacturing facility. The remaining remediation, monitoring and regulatory administrative costs for the Sold Parcel are expected to approximate $0.1 million. With respect to the Adjacent Parcel, an ecological risk assessment has been completed and the results, along with proposed clean up goals, were submitted in the second quarter of 2016 to the CTDEEP for their review and approval. The next phase will be a physical investigation of the upland portion of the parcel. A work plan was submitted in the third quarter of 2016 to the CTDEEP for review and approval. The CTDEEP provided comments on February 28, 2017, and H&H Group is negotiating a final work plan, which is expected to start in the second half of 2017 and is estimated to cost $0.2 million. Investigation of the wetlands portion is not expected to start until the later part of 2017, pending regulatory approvals and agreement on wetlands remediation goals. Based on the current stage of the investigation at this site at this time, we estimate that it is reasonably possible that we may incur aggregate losses over a period of several years, above our current accrued liability for this site, in a range of $2.0 million to $6.0 million. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of H&H Group or the Company.

In 1986, Handy & Harman Electronic Materials Corporation ("HHEM"), a subsidiary of H&H Group, entered into an administrative consent order ("ACO") with the New Jersey Department of Environmental Protection ("NJDEP") with regard to certain property that it purchased in 1984 in New Jersey. The ACO involves investigation and remediation activities to be performed with regard to soil and groundwater contamination. HHEM is actively remediating the property and continuing to investigate effective methods for achieving compliance with the ACO. HHEM anticipates entering into discussions with the NJDEP to address that agency's potential natural resource damage claims, the ultimate scope and cost of which cannot be estimated at this time. Pursuant to a settlement agreement with the former owner/operator of the site, the responsibility for site investigation and remediation costs, as well as any other costs, as defined in the settlement agreement, related to or arising from environmental contamination on the property (collectively, "Costs") are contractually allocated 75% to the former owner/operator and 25% jointly to HHEM and H&H Group, all after having the first $1.0 million paid by the former owner/operator. As of June 30, 2017, total investigation and remediation costs of approximately $6.0 million and $1.9 million have been expended by the former owner/operator and HHEM, respectively, in accordance with the settlement agreement. Additionally, HHEM is currently being reimbursed indirectly through insurance coverage for a portion of the Costs for which HHEM is responsible, although that policy is about to be exhausted. HHEM believes that there is additional excess insurance coverage, which it intends to pursue as necessary. HHEM anticipates that there will be additional remediation expenses to be incurred once a final remediation plan is agreed upon. There is no assurance that the former owner/operator or guarantors will continue to timely reimburse HHEM for expenditures and/or will be financially capable of fulfilling their obligations under the settlement agreement and the guaranties. Based on the current stage of the investigation at this site at this time, we estimate that it is reasonably possible that we may incur aggregate losses over a period of years, above our current accrued liability for this site, in a range of $0.1 million to $4.0 million, of which we expect to pay a 25% share. Due to the uncertainties, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of HHEM or the Company.

SLI may incur environmental costs in the future as a result of past activities of its former subsidiary, SurfTech, at sites located in Pennsauken, New Jersey ("Pennsauken Site") and in Camden, New Jersey ("Camden Site"). At the Pennsauken Site, SLI reached an agreement with both the U.S. Department of Justice and the Environmental Protection Agency ("EPA") related to its liability and entered into a Consent Decree which governs the agreement. SLI agreed to perform remediation, which has been completed, and to pay a fixed sum for the EPA's past costs. The fixed sum was paid in installments, and the final payment of $2.2 million was made in the second quarter of 2017. In December 2012, the NJDEP served SLI with a settlement demand of $1.8 million for alleged past and future costs, as well as alleged natural resource damages related to the Pennsauken Site. Although SLI believes that it has meritorious defenses to any claim for costs and natural resource damages, to avoid the time and expense of litigating the matter, on February 13, 2013, SLI offered to pay the State of New Jersey $0.3 million to fully resolve the claim. On June 29, 2015, the State of New Jersey rejected SLI's counteroffer. No subsequent discussions have been had. The final scope and cost of this claim cannot be estimated at this time.

With respect to the Camden Site, SLI has reported soil contamination and a groundwater contamination plume emanating from the site. A Remedial Action Workplan ("RAWP") for soils was submitted to the NJDEP in the second quarter of 2017 by the Licensed Site Remediation Professional ("LSRP") for the site. The RAWP for treatment of unsaturated soils is scheduled to be initiated during the third quarter of 2017, with post-remediation rebound testing and slab removal to be conducted in the first quarter of 2018. SLI's environmental consultants also implemented an interim remedial action pilot study to treat on-site contaminated groundwater, which consisted of injecting food-grade product into the groundwater at the down gradient property boundary to create a "bio-barrier." Post-injection groundwater monitoring to assess the bio-barrier's effectiveness was completed. Consistent decreases in target contaminants concentrations in groundwater were observed. In December 2014, a report was submitted to the NJDEP stating sufficient information was obtained from the pilot study to complete the full-scale groundwater remedy design. A full-scale groundwater bioremediation will be implemented during the fourth quarter of 2017 following the soil remediation mentioned above. A reserve of $2.9 million has been established for anticipated costs at this site, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

SLI is currently participating in environmental assessment and cleanup at a commercial facility located in Wayne, New Jersey. Contaminated soil and groundwater has undergone remediation with the NJDEP and LSRP oversight, but contaminants of concern ("COCs") in groundwater and surface water, which extend off-site, remain above applicable NJDEP remediation standards. A soil remedial action plan has been developed to remove the new soil source contamination that continues to impact groundwater. SLI's LSRP completed a supplemental groundwater remedial action, pursuant to a RAWP filed with, and permit approved by, the NJDEP, and a report was filed with the NJDEP in March 2015. SLI's consultants have developed cost estimates for supplemental remedial injections, soil excavation, and additional tests and remedial activities. The LSRP has prepared a Remedial Investigation Report, which was sent to the NJDEP in May 2016. Off-site access to the adjacent property has been negotiated and monitoring wells have been installed. Results of the initial samples detected COCs above the NJDEP standards. A reserve of $1.4 million has been established for anticipated costs, but there can be no assurance that there will not be potential additional costs associated with the site, which cannot be reasonably estimated at this time. Accordingly, there can be no assurance that the resolution of this matter will not be material to the financial position, results of operations or cash flows of SLI or the Company.

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

Note 18 – Related Party Transactions

As of June 30, 2017, SPLP owned directly or indirectly through its subsidiaries 8,560,592 shares of the Company's common stock, representing approximately 70.0% of outstanding shares. The power to vote and dispose of the securities held by SPLP is controlled by Steel Partners Holdings GP Inc. ("SPH GP"). Warren G. Lichtenstein, our Chairman of the Board of Directors, is also the Executive Chairman of SPH GP. Certain other affiliates of SPH GP hold positions with the Company, including Jack L. Howard, as Vice Chairman and Principal Executive Officer, John H. McNamara, Jr., as Director, Douglas B. Woodworth, as Chief Financial Officer, Leonard J. McGill, as Chief Legal Officer, and William T. Fejes, Jr. as President and Chief Executive Officer of H&H Group.

On June 26, 2017, the Company entered into a Merger Agreement with SPLP and Merger Sub, pursuant to which, among other things, SPLP and Merger Sub will make a tender offer to purchase any and all of the Shares of the Company not already owned by SPLP or any entity that is an affiliate of SPLP, for 1.484 SPLP Preferred Units for each Share. See Note 1 - "The Company and Nature of Operations" for additional information.

Pursuant to a management services agreement, as amended ("Management Services Agreement"), Steel Services Ltd ("Steel Services"), a subsidiary of SPLP, provides the Company with certain executive and corporate services, including, without limitation, legal, tax, accounting, treasury, consulting, auditing, administrative, compliance, environmental health and safety, human resources, marketing, investor relations, operating group management and other similar services rendered for the Company or its subsidiaries. The Management Services Agreement provides that the Company pay Steel Services a fixed annual fee of approximately $10.6 million. In addition, during the three months ended June 30, 2017 and 2016, the Company reimbursed Steel Services and its affiliates approximately $0.3 million and $0.6 million, respectively, for business expenses incurred on its behalf pursuant to the Management Services Agreement or related agreements. Such reimbursements totaled approximately $1.0 million and $0.8 million, respectively, during the six months ended June 30, 2017 and 2016.

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

The following table presents information about the Company's reportable segments for the three and six months ended June 30, 2017 and 2016:

Statement of Operations Data	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2017	2016	2017	2016
Net sales:
Joining Materials	$50,286	$46,323	$96,826	$88,994
Tubing	16,925	20,053	34,928	40,323
Building Materials	87,446	81,434	155,744	139,736
Performance Materials	24,878	26,200	50,254	50,983
Electrical Products	61,534	11,794	122,921	11,794
Kasco	15,076	15,076	30,113	29,847
Total net sales	$256,145	$200,880	$490,786	$361,677
Segment operating income (loss):
Joining Materials	$6,121	$6,127	$11,541	$10,542
Tubing	2,641	3,558	5,326	7,769
Building Materials	14,453	11,604	23,512	18,957
Performance Materials	1,412	(7,258)	2,985	(6,965)
Electrical Products	6,412	(3,263)	10,101	(3,263)
Kasco	557	565	1,243	1,545
Total segment operating income	31,596	11,333	54,708	28,585
Unallocated corporate expenses and non-operating units	(4,931)	(4,876)	(13,754)	(9,859)
Unallocated pension expense	(2,652)	(2,132)	(5,305)	(4,283)
Gain from asset dispositions	168	173	274	337
Operating income	24,181	4,498	35,923	14,780
Interest expense	(2,910)	(1,345)	(5,840)	(2,415)
Realized and unrealized gain (loss) on derivatives	286	(416)	(75)	(539)
Other expense	(318)	(99)	(617)	(244)
Income before tax and equity investment	$21,239	$2,638	$29,391	$11,582

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

The Electrical Products segment designs, manufactures and markets power electronics, motion control, power protection, power quality electromagnetic equipment, and custom gears and gearboxes used in a variety of medical, commercial and military aerospace, computer, datacom, industrial, architectural and entertainment lighting, and telecom applications. Its products are generally incorporated into larger systems to improve operating performance, safety, reliability and efficiency. The reported operations of the Electrical Products segment are comprised of the operations of SL Industries, Inc. ("SLI") and those of the former Electromagnetic Enterprise division ("EME") of Hamilton Sundstrand Corporation, which were acquired on June 1, 2016 and September 30, 2016, respectively.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

The Company's consolidated operating results for the three and six months ended June 30, 2017 and 2016 are summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net sales	$256,145	$200,880	$490,786	$361,677
Gross profit	74,628	51,962	143,209	95,679
Gross profit margin	29.1%	25.9%	29.2%	26.5%
Selling, general and administrative expenses	47,795	38,332	101,981	69,616
Pension expense	2,652	2,132	5,305	4,283
Asset impairment charges	—	7,000	—	7,000
Operating income	24,181	4,498	35,923	14,780
Other:
Interest expense	2,910	1,345	5,840	2,415
Realized and unrealized (gain) loss on derivatives	(286)	416	75	539
Other expense	318	99	617	244
Income before tax and equity investment	21,239	2,638	29,391	11,582
Tax provision	8,248	1,138	11,341	4,998
Loss (gain) from associated company, net of tax	478	2,234	(1,330)	6,862
Net income (loss)	$12,513	$(734)	$19,380	$(278)

For purposes of this Management's Discussion and Analysis of Financial Condition and Results of Operations, the acquisition impact of the SLI (including EME) acquisition is defined as financial results for periods in 2017 prior to June 1, 2017 for SLI, consistent with its June 1, 2016 acquisition date, and financial results for EME for the entire six month period ended June 30, 2017, based on its September 30, 2016 acquisition date. Accordingly, only changes in SLI's operations, excluding EME, for the month of June 2017, as compared to the month of June 2016, are not reflected in the acquisition impact from these acquisitions in the discussion below.

Net Sales

Net sales for the three months ended June 30, 2017 increased by $55.3 million, or 27.5%, to $256.1 million, as compared to $200.9 million for the same period in 2016. The change in net sales reflects approximately $39.9 million in incremental sales associated with the SLI (including EME) acquisition, as defined above, as well as an increase of $0.9 million as a result of higher average silver prices. Excluding the impact of the SLI (including EME) acquisition and the change in silver prices, net sales increased by approximately $14.4 million due primarily to higher volume from the Building Materials and Joining Materials segments, as well as in the Electrical Products segment based on higher sales levels at SLI in June 2017, as compared to June 2016, partially offset by lower volume from the Tubing segment. The average silver market price was approximately $17.20 per troy ounce in the second quarter of 2017, as compared to $16.69 per troy ounce in the same period in 2016.

Net sales for the six months ended June 30, 2017 increased by $129.1 million, or 35.7%, to $490.8 million, as compared to $361.7 million for the same period in 2016. The change in net sales reflects approximately $101.3 million in incremental sales associated with the SLI (including EME) acquisition, as well as an increase of $3.9 million as a result of higher average silver prices. Excluding the impact of the SLI (including EME) acquisition and the change in silver prices, net sales increased by approximately $23.9 million due primarily to higher volume from the Building Materials and Joining Materials segments, as well as in the Electrical Products segment based on higher sales levels at SLI in June 2017, as compared to June 2016, partially offset by lower volume from the Tubing segment. The average silver market price was approximately $17.34 per troy ounce during the first half of 2017, as compared to $15.86 per troy ounce in the same period in 2016.

Gross Profit

Gross profit for the three months ended June 30, 2017 increased to $74.6 million, as compared to $52.0 million for the same period in 2016, and as a percentage of net sales, increased to 29.1%, as compared to 25.9% in the second quarter last year. The change in gross profit was primarily driven by approximately $12.4 million in incremental gross profit from the SLI (including EME) acquisition, as well as a net increase from core growth of approximately $10.1 million, principally due to higher gross profit from the Building Materials and Joining Materials segments, and the Electrical Products segment based on SLI's higher sales volume in June 2017, as compared to June 2016. The increased gross profit as a percentage of net sales during the second quarter of 2017 was primarily due to higher comparable gross profit margin from the newly acquired Electrical Products segment, the Building Materials segment and the Performance Materials segment resulting from consolidation efforts in connection with the Company's integration of JPS Industries, Inc. ("JPS"). Gross profit as a percentage of net sales during the second quarter of 2016 was also unfavorably impacted by higher duties on masonry anchors imported from Asia in the Building Materials segment, the amortization of the fair value adjustment to acquisition-date inventories associated with the SLI acquisition in the Electrical Products segment and a $0.9 million inventory write-down related to the closure of JPS' Slater, South Carolina operating facility.

Gross profit for the six months ended June 30, 2017 increased to $143.2 million, as compared to $95.7 million for the same period in 2016, and as a percentage of net sales, increased to 29.2%, as compared to 26.5% in the same period of last year. The change in gross profit reflects approximately $32.0 million incremental gross profit from the SLI (including EME) acquisition, a net increase from core growth of approximately $14.9 million driven by higher gross profit from the Building Materials and Joining Materials segments due principally to higher sales volume, and the Electrical Products segment based on SLI's higher sales volume in June 2017, as compared to June 2016, as well as $0.6 million higher gross profit due to higher average silver prices. Gross profit as a percentage of net sales during the six month period of 2016 was unfavorably impacted by higher duties on masonry anchors imported from Asia in the Building Materials segment, the amortization of the fair value adjustment to acquisition-date inventories associated with the SLI acquisition in the Electrical Products segment and a $0.9 million inventory write-down related to the closure of JPS' Slater, South Carolina operating facility, as well as JPS's lower gross profit margin prior to its restructuring activities discussed further below.

Selling, General and Administrative Expenses

Selling, general and administrative expenses ("SG&A") for the three months ended June 30, 2017 were $47.8 million, as compared to $38.3 million for the same period a year ago. Higher SG&A in the second quarter of 2017 was primarily driven by the impact of the SLI (including EME) acquisition, as compared to the same period in 2016.

SG&A for the six months ended June 30, 2017 was $102.0 million, as compared to $69.6 million for the same period a year ago. Incremental SG&A from the SLI (including EME) acquisition was approximately $25.4 million for the six months ended June 30, 2017. Excluding the impact of the SLI (including EME) acquisition, the higher SG&A in the 2017 period was primarily driven by higher benefit costs.

Pension Expense

Non-cash pension expense was $2.7 million and $5.3 million for the three and six months ended June 30, 2017, respectively, which was $0.5 million and $1.0 million higher than the three and six months ended June 30, 2016, respectively. We currently expect pension expense to be approximately $10.6 million in 2017, as compared to $8.1 million in 2016. The expected increase in 2017 pension expense is driven by the fact that the investment returns on the assets of the Company's pension plans were lower than actuarial assumptions during 2016, as well as by a reduction in the Company's assumption regarding the expected future return on plan assets.

Asset Impairment Charges

In connection with the integration of JPS after its acquisition in July 2015, the Company approved the closure of JPS' Slater, South Carolina operating facility during the second quarter of 2016 and recorded impairment charges totaling $7.9 million in the Performance Materials segment associated with the planned closure, including write-downs of $6.6 million to property, plant and equipment and $0.4 million to intangible assets, as well as a $0.9 million inventory write-down, which was recorded in cost of goods sold in the consolidated statements of operations.

Interest Expense

Interest expense for the three and six months ended June 30, 2017 was $2.9 million and $5.8 million, respectively, as compared to $1.3 million and $2.4 million for the three and six months ended June 30, 2016. The higher interest expense for the three and six months ended June 30, 2017 was primarily due to higher borrowing levels to finance the SLI (including EME) acquisition.

Realized and Unrealized (Gain) Loss on Derivatives

HNH utilizes commodity forward and futures contracts to mitigate the impact of price fluctuations on its precious metal and certain non-precious metal inventories. The factors that affect the gain or loss on these derivative instruments are changes in the price of the associated metals and the number of ounces hedged.

Tax Provision

For the three months ended June 30, 2017 and 2016, tax provisions of $8.2 million and $1.1 million, respectively, were recorded. The effective tax rates in the three months ended June 30, 2017 and 2016 were 38.8% and 43.1%, respectively. For the six months ended June 30, 2017 and 2016, tax provisions of $11.3 million and $5.0 million, respectively, were recorded. The effective tax rates in the six months ended June 30, 2017 and 2016 were 38.6% and 43.2%, respectively. The provision for income taxes is based on the current estimate of the annual effective tax rate, adjusted for discrete items that occurred within the respective periods. Other changes in the effective tax rate arise principally from differences in the mix of income between taxable jurisdictions, including the impact of foreign sourced income and losses, as well as changes in estimates associated with our projected annual state tax expense.

Loss (Gain) from Associated Company

The Company carries its investment in ModusLink Global Solutions, Inc. ("ModusLink") at fair value, calculated based on the closing market price for ModusLink common stock, and the gains or losses recorded during the three and six months ended June 30, 2017 and 2016 are due entirely to changes in the share price of ModusLink's common stock.

Segment Analysis

Segment net sales and operating income data for the three and six months ended June 30, 2017 and 2016 are shown in the following table:

	Three Months Ended June 30,			Six Months Ended June 30,
			%			%
(in thousands)	2017	2016	Change	2017	2016	Change
Net sales:
Joining Materials	$50,286	$46,323	8.6%	$96,826	$88,994	8.8%
Tubing	16,925	20,053	(15.6)%	34,928	40,323	(13.4)%
Building Materials	87,446	81,434	7.4%	155,744	139,736	11.5%
Performance Materials	24,878	26,200	(5.0)%	50,254	50,983	(1.4)%
Electrical Products	61,534	11,794	N/A	122,921	11,794	N/A
Kasco	15,076	15,076	—%	30,113	29,847	0.9%
Total net sales	$256,145	$200,880	27.5%	$490,786	$361,677	35.7%
Segment operating income (loss):
Joining Materials	$6,121	$6,127	(0.1)%	$11,541	$10,542	9.5%
Tubing	2,641	3,558	(25.8)%	5,326	7,769	(31.4)%
Building Materials	14,453	11,604	24.6%	23,512	18,957	24.0%
Performance Materials	1,412	(7,258)	N/A	2,985	(6,965)	N/A
Electrical Products	6,412	(3,263)	N/A	10,101	(3,263)	N/A
Kasco	557	565	(1.4)%	1,243	1,545	(19.5)%
Total segment operating income	$31,596	$11,333	178.8%	$54,708	$28,585	91.4%

Joining Materials

For the three months ended June 30, 2017, the Joining Materials segment net sales increased by $4.0 million, or 8.6%, to $50.3 million, as compared to net sales of $46.3 million for the same period in 2016. The increase in net sales was principally due to higher volume from the oil and gas exploration, appliance and electrical markets, as well as an increase of approximately $0.9 million in net sales due to a $0.51 per troy ounce increase in the average market price of silver.

Segment operating income for the second quarter of 2017 was $6.1 million, relatively flat as compared to the second quarter of 2016. Higher gross profit driven by the higher sales volume and favorable product mix were offset by higher benefit costs. The effect of higher average silver prices increased operating income by approximately $0.1 million, as compared to the same period in 2016.

For the six months ended June 30, 2017, the Joining Materials segment net sales increased by $7.8 million, or 8.8%, to $96.8 million, as compared to net sales of $89.0 million for the same period in 2016. The change in net sales is due to both higher precious metal prices and volume, including an increase of approximately $3.9 million in net sales due to a $1.48 per troy ounce increase in the average market price of silver, as well as higher sales volume in North America, primarily due to higher demand from the oil and gas exploration, appliance and electrical markets.

Segment operating income for the six months ended June 30, 2017 increased by $1.0 million to $11.5 million, as compared to $10.5 million for the same period of 2016. Higher operating income during the 2017 period was primarily driven by higher sales volume, partially offset by higher benefit costs. The effect of higher average silver prices also increased operating income by approximately $0.6 million on a year-to-date versus prior year's year-to-date basis.

Tubing

For the three months ended June 30, 2017, the Tubing segment net sales decreased by $3.1 million, or 15.6%, to $16.9 million, as compared to $20.1 million for the same period in 2016. The change in net sales was primarily due to lower sales of our steel tubing products in the oil and gas exploration markets based on lower product demand, as well as our fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, partially offset by higher demand for our welded carbon steel tubing products from the transportation industry.

Segment operating income for the second quarter of 2017 decreased by $0.9 million, or 25.8%, to $2.6 million, as compared to $3.6 million for the second quarter of 2016. The decrease in operating income was primarily driven by the lower sales volume, as compared to the second quarter of 2016.

For the six months ended June 30, 2017, the Tubing segment net sales decreased by $5.4 million, or 13.4%, to $34.9 million, as compared to $40.3 million for the same period in 2016. The change in net sales was primarily due to lower sales of our steel tubing products in the oil and gas exploration markets based on lower product demand, as well as our fabricated metal tubing product line for the medical industry, which was divested during the first quarter of 2017, partially offset by higher demand for our welded carbon steel tubing products from the transportation industry.

Segment operating income for the six months ended June 30, 2017 decreased by $2.4 million, or 31.4%, to $5.3 million, as compared to $7.8 million for the same period of 2016. The decrease in operating income was principally driven by the lower sales volume, as compared to the same period of 2016.

Building Materials

For the three months ended June 30, 2017, the Building Materials segment net sales increased by $6.0 million, or 7.4%, to $87.4 million, as compared to $81.4 million for the second quarter of 2016, driven by increased demand from home centers for our FastenMaster products, as well as increased demand for our private label roofing products.

Segment operating income for the second quarter of 2017 increased by $2.8 million, or 24.6%, to $14.5 million, as compared to $11.6 million for the second quarter of 2016. The increase in operating income was driven by the higher sales volume, as compared to the second quarter of 2016, partially offset by higher manufacturing and materials costs, as well as increased SG&A associated with higher personnel costs. Operating income for the same period of 2016 was also unfavorably impacted by higher duties on masonry anchors imported from Asia.

For the six months ended June 30, 2017, the Building Materials segment net sales increased by $16.0 million, or 11.5%, to $155.7 million, as compared to $139.7 million for the same period of 2016, driven by increased demand from home centers and lumberyards for our FastenMaster products, as well as increased demand for our private label roofing products, as compared to the same period of 2016.

Segment operating income for the six months ended June 30, 2017 increased by $4.6 million, or 24.0%, to $23.5 million, as compared to $19.0 million for the same period of 2016, due to higher sales volume, partially offset by higher manufacturing and materials costs, as well as increased SG&A associated with higher personnel costs. Operating income for the same period of 2016 was also unfavorably impacted by higher duties on masonry anchors imported from Asia.

Performance Materials

For the three months ended June 30, 2017, the Performance Materials segment net sales decreased by $1.3 million, or 5.0%, to $24.9 million, as compared to $26.2 million for the second quarter of 2016, primarily due to the October 2016 divestiture of the equipment, inventories and certain customer information of JPS' former Slater, South Carolina operating facility and lower fiberglass fabric sales, partially offset by higher demand in its military and aerospace markets. The Slater divestiture was completed in order to focus the business on its more strategic markets.

Segment operating income for the second quarter of 2017 increased by $8.7 million to $1.4 million, as compared to an operating loss of $7.3 million for the second quarter of 2016. The higher operating income in the 2017 period was driven by improved gross profit margin resulting from consolidation efforts in connection with the Company's continued integration of JPS, as well as reflecting the impact of $7.9 million of non-cash asset impairment charges recorded in the second quarter of 2016 associated with the integration of JPS.

For the six months ended June 30, 2017, the Performance Materials segment net sales decreased by $0.7 million, or 1.4%, to $50.3 million, as compared to $51.0 million for the same period of 2016, primarily due to the October 2016 divestiture of the equipment, inventories and certain customer information of JPS' former Slater, South Carolina operating facility, partially offset by higher demand in its military and aerospace markets.

Segment operating income for the six months ended June 30, 2017 increased by $10.0 million, to $3.0 million, as compared to an operating loss of $7.0 million for the same period of 2016. The higher operating income in the 2017 period was driven by favorable product mix and improved gross profit margin resulting from consolidation efforts in connection with the Company's continued integration of JPS, as well as reflecting the impact of $7.9 million of non-cash asset impairment charges recorded in the second quarter of 2016 associated with the integration of JPS.

Electrical Products

For the three and six months ended June 30, 2017, the Electrical Products segment net sales were $61.5 million and $122.9 million, respectively, driven by medical, industrial, military and commercial aerospace product line sales. Excluding the impact of the EME acquisition, overall demand has been relatively flat. For the three and six months ended June 30, 2016, the Electrical Products segment net sales were $11.8 million, reflecting sales from the SLI acquisition date of June 1, 2016 to the end of the quarter.

Segment operating income for the three and six months ended June 30, 2017 were $6.4 million and $10.1 million, respectively. Gross margin and operating income were positively impacted by favorable product mix and effective cost control. Segment operating loss for the three and six months ended June 30, 2016 was $3.3 million, reflecting the period from the SLI acquisition date of June 1, 2016 to the end of the quarter. The operating loss during 2016 was driven by nonrecurring expenses associated with the acceleration of SLI's previously outstanding stock-based compensation awards, which became fully vested on the date of acquisition pursuant to the terms of the merger agreement, as well as due to the amortization of the fair value adjustment to acquisition-date inventories.

Kasco

For the three months ended June 30, 2017, the Kasco segment net sales were $15.1 million, which were flat as compared to the second quarter of 2016, as higher sales from its international operations were offset by its lower domestic route business.

Segment operating income for the second quarter of 2017 was $0.6 million, which was relatively flat as compared to the second quarter of 2016.

For the six months ended June 30, 2017, the Kasco segment net sales increased by $0.3 million, or 0.9%, to $30.1 million, as compared to $29.8 million for the same period in 2016, primarily due to higher sales from its international operations, partially offset by its lower domestic route business.

Segment operating income for the six months ended June 30, 2017 decreased by $0.3 million to $1.2 million, as compared to $1.5 million in the same period of 2016, driven by higher personnel costs.

Discussion of Consolidated Cash Flows

Comparison of the Six Months Ended June 30, 2017 and 2016

The following table provides a summary of the Company's consolidated cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
(in thousands)	2017	2016
Net cash (used in) provided by operating activities	$(2,969)	$14,656
Net cash used in investing activities	(8,481)	(165,420)
Net cash provided by financing activities	10,909	150,760
Net change for the period	$(541)	$(4)

Operating Activities

Operating cash flows for the six months ended June 30, 2017 were $17.6 million lower, as compared to the same period in 2016. Operating income for the six month-period in 2017 was $21.1 million higher, including a $8.0 million increase in non-cash depreciation and amortization expense during the 2017 period and non-cash asset impairment charges of $7.9 million during the 2016 period, offset by a $8.5 million increase in cash paid for income taxes, as compared to the same period in 2016. Inventories used $10.9 million during the six-month period in 2017, as compared to $3.6 million for the same period in 2016, due primarily to inventory build in the Building Materials and Electrical Products segments to support increased sales volume. Trade and other receivables used $28.8 million, as compared to $29.0 million used during the same period in 2016. Other current liabilities used $7.9 million during the six-month period in 2017, as compared to providing $12.8 million during the same period of 2016, primarily driven by timing of payments of trade payables, certain acquisition-related payments and higher pension plan contributions.

Investing Activities

Investing activities used $8.5 million of cash for the six months ended June 30, 2017 and $165.4 million during the same period in 2016. Investing activities for the six months ended June 30, 2017 included a $2.2 million reduction of the EME purchase price. Proceeds from divestitures of $2.0 million were related to the divestiture of the Company's Micro-Tube Fabricators, Inc. business. Investing activities for the six months ended June 30, 2016 included $157.0 million paid for the acquisition of SLI, net of cash acquired. Capital spending was $13.1 million in the 2017 period, as compared to $9.7 million in the 2016 period.

Financing Activities

For the six months ended June 30, 2017, the Company's financing activities provided $10.9 million of cash. Borrowings under the Company's revolving credit facilities increased by $6.9 million during the six months ended June 30, 2017. The Company also borrowed $5.4 million under its master lease agreement to finance continued equipment purchases for a steel heat-treat production line for the Building Materials segment. For the six months ended June 30, 2016, the Company's financing activities provided $150.8 million of cash. Borrowings under the Company's revolving credit facilities increased by $154.0 million during the six months ended June 30, 2016, primarily to finance the SLI acquisition.

Liquidity and Capital Resources

The Company's principal source of liquidity is its cash flows from operations. As of June 30, 2017, the Company's current assets totaled $296.6 million, its current liabilities totaled $124.8 million and its net working capital was $171.8 million, as compared to net working capital of $137.5 million as of December 31, 2016. The Company's debt is principally held by H&H Group, a wholly-owned subsidiary of HNH. HNH's subsidiaries borrow funds to finance capital expansion programs and for working capital needs. The terms of certain of those financing arrangements place restrictions on distributions of funds to HNH, the parent company, subject to certain exceptions including required pension payments to the WHX Corporation Pension Plan ("WHX Pension Plan") and the WHX Pension Plan II. The Company does not expect these restrictions to have an impact on its ability to meet its cash obligations. HNH's ongoing operating cash flow requirements consist primarily of arranging for the funding of the minimum requirements of the WHX Pension Plan and the WHX Pension Plan II and paying HNH's administrative costs. The Company expects to have required minimum contributions to the WHX Pension Plan of $18.5 million for the remainder of 2017, and $22.9 million, $34.3 million, $32.7 million, $29.8 million and $69.1 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively. The Company does not currently expect to make any future minimum contributions for the WHX Pension Plan II. For JPS' pension plan, the Company expects to have required minimum contributions of $6.2 million for the remainder of 2017, and $6.7 million, $5.6 million, $3.3 million, $2.9 million and $11.5 million in 2018, 2019, 2020, 2021 and for the five years thereafter, respectively, which will be made by H&H Group. Required future pension contributions are estimated based upon assumptions such as discount rates on future obligations, assumed rates of return on plan assets and legislative changes. Actual future pension costs and required funding obligations will be affected by changes in the factors and assumptions described in the previous sentence, as well as other changes such as any plan termination or other acceleration events.

The Company believes it has access to adequate resources to meet its needs for normal operating costs, capital expenditures, mandatory debt redemptions and working capital for its existing business. These resources include cash and cash equivalents, cash provided by operating activities and unused lines of credit. The Company's senior credit agreement provides for an up to $400.0 million senior secured revolving credit facility. As of June 30, 2017, H&H Group's availability under its senior secured revolving credit facility was $66.1 million. During the year ended December 31, 2016, the Company entered into a master lease agreement, which establishes the general terms and conditions for a $10.0 million credit facility under which the Company may lease equipment and other property pursuant to the terms of individual lease schedules. As of June 30, 2017, $5.4 million was outstanding under the master lease agreement.

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

Off-Balance Sheet Arrangements

It is not the Company's usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments, indemnification arrangements and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Certain customers and suppliers of the Joining Materials segment choose to do business on a "pool" basis and furnish precious metal to HNH for return in fabricated form or for purchase from or return to the supplier. When the customer's precious metal is returned in fabricated form, the customer is charged a fabrication charge. The value of this customer metal is not included on the Company's consolidated balance sheets. As of June 30, 2017, customer metal in HNH's custody consisted of 139,747 ounces of silver, 513 ounces of gold and 1,391 ounces of palladium.

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

Item 4. - Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, the Company conducted an evaluation under the supervision and with the participation of its management, including the Principal Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and the Chief Financial Officer concluded that as of June 30, 2017, the Company's disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to company management, including the Principal Executive Officer and the Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

The Company completed the acquisitions of SLI and EME on June 1, 2016, and September 30, 2016, respectively. Our management excluded the operations of both companies from our evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2016. These businesses represent approximately 33.1% of our total assets as of June 30, 2017, and approximately 25.0% of net sales for the six months then ended. Our management will fully integrate the operations of SLI and EME into its assessment of the effectiveness of our internal control over financial reporting in 2017.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting, except for the changes in internal control over financial reporting associated with integrating the acquisitions of SLI and EME.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings

Information in this Item 1 is incorporated by reference to Part I, Notes to Consolidated Financial Statements (Unaudited), Note 17 - "Commitments and Contingencies," of this report.

Item 1A. - Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under "Cautionary Statement Regarding Forward-Looking Statements" above and under "Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2016, and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

On June 26, 2017, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with Steel Partners Holdings L.P ("SPLP") and Handy Acquisition Co., a wholly-owned subsidiary of SPLP ("Merger Sub"), pursuant to which, among other things, SPLP and Merger Sub will make an offer ("Offer") to exchange, for each outstanding share of HNH common stock not already owned by SPLP or any entity that is an affiliate of SPLP, 1.484 6.0% Series A preferred units, no par value ("SPLP Preferred Units"), of SPLP. SPLP beneficially owns approximately 70.0% of HNH's outstanding shares. Consummation of the Offer is subject to customary conditions, including the tender of a number of shares of HNH's common stock that constitutes at least (1) a majority of HNH's outstanding shares and (2) a majority of HNH's outstanding shares not owned by SPLP or any of its affiliates, as well as other customary conditions. No assurances can be given that the transactions contemplated by the Merger Agreement will be completed or that the conditions to the Offer will be satisfied. The Company may be subject to material risks related to the proposed transaction, including the following:

•	The Offer is subject to conditions that the Company, SPLP and Merger Sub cannot control, including the conditions described above;

•	Under the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business, which may affect its ability to execute certain of its business strategies;

•	The Merger Agreement limits HNH's ability to pursue alternative transactions, and in certain instances requires payment of a termination fee and reimbursement of expenses to SPLP;

•
Under the Merger Agreement, HNH stockholders will receive a fixed number of SPLP Preferred Units for each of their shares of HNH common stock. Accordingly, the market value of the transaction consideration that HNH stockholders will receive will vary based on the price of the SPLP Preferred Units at the time the transaction consideration is received;

•	HNH will incur substantial expenses in connection with the transaction; and

•	Management's focus and resources may be diverted from day-to-day operations to matters relating to the transaction, which could adversely affect the Company's business.

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

There were no repurchases of common stock or shares foregone for income tax obligations attributable to the vesting of restricted stock during the three months ended June 30, 2017. The maximum number of shares that may yet be purchased under the share repurchase plan described above is 484,981.

Item 6. - Exhibits

Exhibit 2.1 Agreement and Plan of Merger, dated as of June 26, 2017, by and among Steel Partners Holdings L.P., Handy Acquisition Co. and Handy & Harman Ltd. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 26, 2017)

Exhibit 31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

Exhibit 32 Certification of Principal Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of Chapter 63 of Title 18 of United States Code. (1)

Exhibit 101.INS XBRL Instance Document (1)

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

August 8, 2017